Form 10QSB
period 2004-09-30
STRONG TECHNICAL INC
filed 2004-11-17
CIK 1277092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-112111

                              Strong Technical Inc.
              (Exact name of Small Business Issuer in its Charter)


               Delaware                              54-2100419
   -------------------------------       ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

                                303 Church Street
                         Rock Hill, South Carolina 29730
                    (Address of principal executive offices)


                                  803-230-8487
                          (Issuer's telephone number )

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 1Yes [X] No[] ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,765,650 shares of Common Stock, as of November 15, 2004.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]
-------------------------------------
1 This 10-QSB is the Issuer's initial '34 Act filing; the Issuer's Registration Statement having been declared effective on November 5, 2004.

                                Table of Contents


PART I.        FINANCIAL INFORMATION.......................................F-1

   Item 1.      Financial Statements.......................................F-1

   Item 2.      Management's Discussion and Analysis Or Plan Of Operation....2

   Item 3.      Controls and Procedures......................................7

PART II.          OTHER INFORMATION..........................................8

   Item 1.      Legal Proceedings............................................8

   Item 2.      Unregistered Sale of Equity Securities and Use of Proceeds...8

   Item 3.      Defaults Upon Senior Securities..............................8

   Item 4.      Submission of Matters to a Vote of Shareholders..............8

   Item 5.      Other Information............................................8

   Item 6.      Exhibits and Reports on Form 8-K.............................8

SIGNATURE

CERTIFICATIONS

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements


                              STRONG TECHNICAL INC.

                                  BALANCE SHEET

                               September 30, 2004


 ASSETS

Cash                                                         $            1,258
Accounts receivable                                                       4,800
                                                             -------------------
          TOTAL CURRENT ASSETS                               $            6,058
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accrued expenses                                             $           35,886
Due to officer                                                           18,048
                                                             -------------------
          TOTAL CURRENT LIABILITIES                                      53,934

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.001 par value, 10,000,000
  shares authorized, no shares issued and outstanding                      -
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 17,765,650 shares issued and outstanding                   17,766
 Deficit accumulated during the development stage                       (65,642)
                                                             -------------------
          TOTAL STOCKHOLDERS' DEFICIT                                   (47,876)
                                                             -------------------
                                                             $            6,058
                                                             ===================







    The accompanying notes are an integral part of the financial statements.

                              STRONG TECHNICAL INC.

                            STATEMENTS OF OPERATIONS



                                            For the Three Months Ended
                                                 September 30,
                                  ----------------------------------------------
                                              2004                    2,003
                                  ---------------------    ---------------------
Consulting Income                 $             35,625     $               -

GENERAL AND ADMINISTRATIVE                      37,617                    3,512
                                  ---------------------    ---------------------
NET LOSS                          $             (1,992)    $             (3,512)
                                  =====================    =====================

Basic and diluted loss per share  $              (0.00)    $              (0.00)
                                  =====================    =====================

Weighted average number of shares
  outstanding                               17,765,650               17,765,650
                                  =====================    =====================









    The accompanying notes are an integral part of the financial statements.

                              STRONG TECHNICAL INC.

                            STATEMENTS OF CASH FLOWS


                                                    For the Three Months Ended
                                                            September 30,
                                               ---------------------------------
                                                      2004             2003
                                               ----------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $        (1,992)  $       (3,512)
                                               ----------------  ---------------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 (Increase) decrease in operating assets:
   Accounts receivable                                  (4,800)
   Accrued expenses                                     12,257             -
                                               ----------------  ---------------
          TOTAL ADJUSTMENTS                              7,457             -
                                               ----------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES                    5,465           (3,512)
                                               ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in due to officer                             (9,099)           3,512
 Common stock issued for cash                             -                -
                                                ---------------  ---------------
NET CASH FROM FINANCE OPERATING ACTIVITIES              (9,099)           3,512
                                                ---------------  ---------------
NET DECREASE IN CASH                                    (3,634)            -

CASH, BEGINNING OF PERIOD                                4,892             -
                                                 --------------  ---------------
CASH, END OF PERIOD                              $       1,258             -
                                                 ==============  ===============













    The accompanying notes are an integral part of the financial statements.

                              STRONG TECHNICAL INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004


1. BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of September 30, 2004 and the results of operations and cash flows for the three month periods ended September 30, 2004 and 2003 have been included and that the disclosures are adequate to make the information presented not misleading.

Item 2         Management's Discussion and Analysis Or Plan Of Operation

Strong Technical Inc. ("Strong") filed its Sixth Amendment to its Form SB-2 Registration Statement on October 21, 2004 and received an effective date of November 5, 2004. Such amended filing contained a relatively extensive discussion regarding Strong's Plan of Operation. Owing to the fact that such Management's Discussion and Analysis ("MD&A") is still current, we are repeating certain relevant portions thereof with only minor changes. Such MD&A reads as follows:

We were organized in February 2003 and had not commenced operations or recognized any revenue through March 31, 2004. Activities commenced on or about May 30, 2004 pursuant to which Strong agreed to, and has commenced providing PDA Design Services ("PDA") with its services which are expected to generate approximately $114,000 over the 1900 hour term of this oral agreement. However, this oral contract may be terminated at any time upon two weeks notice, and accordingly, there is no guarantee that Strong will receive the expected revenues it otherwise would receive absent termination of the contract. Further information regarding PDA may be found in Strong's Prospectus as declared effective November 5, 2004 under Business subheading "Recent Developments" which reads as follows:

        "Notwithstanding management's prior intentions to commence meaningful business operations upon the effective date of this Registration Statement, management determined to alter the course and commence operations without waiting for such effectiveness. In that regard, and on May 5, 2004, Strong, through its President, entered into an oral agreement with PDA providing for Strong providing 1900 hours of service at $60 per hour in order to generate initial revenues of approximately $114,000. These services commenced May 30, 2004 and are being provided by Strong's President (pursuant to oral agreement) at the rate of 40 hours per week and consist of preparing electrical drawings for certain companies as well as performing 2ARC-Hazard Analysis for such companies. For services provided, Mr. Armstrong is paid $1,000 per week out of the $2,400 in revenues generated by him for his performance. Since such services are being billed at $60 per hour (40 hours at $60 equals $2,400). With services being provided at the rate of 40 hours per week, the PDA agreement will take 47.5 weeks to complete. Both Strong and PDA can request termination of this agreement upon two (2) weeks written notice and accordingly, there is no guarantee that Strong will receive the expected revenues it otherwise would receive absent termination of the contract. There are no other material terms to this agreement."
------------------------------------
2 An Arc Flash is a dangerous condition associated with the explosive release of energy caused by an electrical arc due to either a phase to ground or phase to phase fault. This fault can result from many factors, including dropped tools, accidental contact with electrical systems, build up of conductive dust, corrosion, and improper work procedures. The analysis is the method with which an engineer, through calculations, determines the degree of hazard and personal protective equipment to be used when working on or near the electrical equipment.

Our Plan of Operation over the next 12 months is as follows:

We intend to continue to provide services, pursuant to our oral agreement with PDA in order to satisfy Strong's cash requirements over the next twelve (12) months. Anticipated cash requirements (for rent, office supplies, utilities, payment to our President and those additional expenses listed below) are expected to be approximately $67,200 per annum and may be broken down approximately as follows.

Rent                                       $6,300.00
Utilities                                   3,100.00
Office Supplies                             3,400.00
3Payroll                                   44,200.00
Travel & Entertainment                      5,000.00
Website                                     1,000.00
Telephones                                  1,000.00
Personal Contacts                          $3,200.00

On a four (4) week basis, the PDA agreement will generate approximately $9,600 (160 hours at $60 per hour) and after payments of $4,000 ($1,000 per week) to our President, Strong will be left with approximately $5,600 ($1,400 per week) for each 4 weeks of services to cover its expenses. Through June 30, 2004, Strong generated revenues of $17,700 with work on the PDA Agreement having commenced full time as of May 30, 2004. We have generated additional revenues of $35,625 during the quarter ended September 30, 2004.

PDA invoices indicate that Strong has received no less than $2,400 per week commencing with the week ended June 5, 2004, that Strong has devoted 40 hours or more per week to the PDA Design project, and that Strong is not aware of any factors that could impact negatively by decreasing the number of hours worked in future months.

Strong's President receives approximately $1,000 per week based on a rate of $25 per hour on an average of 40 hours per week. The $1,000 per week is not a flat fee, but rather is based upon the number of hours worked per week (which to date has averaged 40 hours per week).

Additionally, we will seek to leverage our president's experience as a consulting and project engineer for large companies into a client base of companies to engage us to fill their needs for engineering professionals. The extent of operations over the next 12 months will be determined by the number of additional engagements that we obtain, and the quantity of engineering professionals that our engagements request that we provide.

As a result, we cannot predict what our level of activity will be over the next 12 months with the exception of the aforesaid PDA agreement. We have set certain milestones, as follows. Successful negotiation of additional contracts in late 2004/2005 through hiring of engineers and designers as necessary; complete database with internet interface; and negotiate additional contracts beginning with the first quarter 2005.
-------------------------------------
3 Exclusive of monies paid to Strong's president, currently $1,000 per week.

We will not incur any cash obligations that we cannot satisfy with known resources, i.e., the PDA agreement or loans to Strong by its President as hereinafter indicated. Our president will provide his services and will be compensated in the manner heretofore indicated above, until we can generate revenues and will advance a limited amount of funds to cover costs incurred such as telephone costs and professional fees. These funds are not expected to exceed $75,000 and will be treated as non-interest bearing loans due on demand. Through June 30, 2004 Strong's President has loaned Strong $27,147 and has not loaned any additional sums through November 15, 2004. While Strong's President has orally agreed to be legally obligated to provide those funds, there is no written agreement. We will undertake more activities if we obtain funding or as we complete engagements and get paid therefore.

Strong intends to operate similar to a "staffing" agency, although we will specialize in the engineering field. Our "Plan" is to solicit industrial and manufacturing plants for contracts regarding our placement of technical people for a fee. This has negligible out-of-pocket costs. Upon successfully obtaining a contract, we will place a technical person, (the professional and experience of the person dependant on the client's request).

Estimated costs to accomplish our initial objectives over the next 12 months approximate as aforesaid $67,200, but can not be further specified since, to an extent, such costs will be based upon the number (and size) of agreements we are able to obtain. Costs are further anticipated to approximate $67,200 since payments to our personnel are expected to be made upon completion of engagements and principally from payments received by Strong upon such completion (unless payments are received by Strong as work progresses, in which case Strong personnel will similarly be paid as work progresses.)

Based upon the above, technical personnel placed by us will be paid when we are paid by our client, we do not anticipate the need for any significant funds in order to accept and complete engagements and accordingly, Strong can operate over the next 12 months without additional significant cash requirements (except for the above-referenced President's loans as and when necessary).

Our product research will be limited to developing our database system which will sort and match clients to personnel and we do not anticipate any further significant purchases in the foreseeable future. If and when needed, we will hire a part-time employee to assist with sorting resumes and enter resumes into our database.

Our Plan of Operations over the next four quarters may be summarized as follows:

Quarter Ended December 31, 2004:

We will continue to collect resumes and solicit potential clients. We expect to have filled, on a temporary basis, 6-8 positions. The professionals that are hired for these temporary assignments will be paid on a 1099 basis since these individuals are independent contractors as opposed to Strong employees, and accordingly, may provide similar services for other companies. In this manner, the independent contractor pays his own taxes and Strong is not involved in administering or setting aside payroll taxes. The assignee is paid when Strong is paid for its invoice, therefore there is little cost to Strong.

Quarter Ended March 31, 2005:

We will continue to collect resumes and solicit potential clients. We expect to have filled, on a temporary basis, 15-20 positions. The professionals that are hired for these temporary assignments will be paid on a 1099 basis. The assignee is paid when Strong is paid for its invoice, therefore there is little cost to Strong.

By first quarter 2005 two employees (exclusive of our President) will be required if our business heads in the direction we wish it to; one person to receive calls from our independent contractors and companies utilizing their services, database input and normal office work (at $350 per week, based on a 40 hour week, including payroll deductions) and a second person will be hired for sales/business development and contract negotiation (at $500 per week, based on 30 hours per week including payroll deductions). Thus, total anticipated costs for 2 such persons is $44,200 per annum. If our business increases, we will need two additional individuals to perform services in the same manner as indicated above.

Quarter Ended June 30, 2005:

We will continue to collect resumes and solicit potential clients in the manner indicated above regarding the two preceding quarters. In addition, we will attempt to expand our business activities beyond the current geographical parameters, if and when we are able to do so. We anticipate being in a position to provide ARC-Flash Analysis for six (6) to ten (10) companies using the services of approximately twenty seven (27) - twenty nine (29) outsourced contract employees.

Quarter Ended September 30, 2005.

We will continue to collect resumes and solicit potential clients in the manner indicated above regarding the three preceding quarters. In addition we will continue to attempt to expand our business activities beyond the current geographical perimeters, if an when we are able to do so.

We anticipate being in a position to continue and conclude work on those ARC-Flash Analysis projects referred to above in subheading entitled "Quarter ended June 30, 2005". Further, we anticipate being in a position to provide further ARC-Flash Analysis for 10 - 11 company's projects using the services of approximately 30 - 32 outsourced contract employees.

During the above-referenced period and for the foreseeable future, we do not expect to engage in product research and development or purchase or sale of any plant and/or significant equipment. As to our number of employees commencing December 2004, we intend to have two - four employees (including our President) on a day-to-day basis as and when needed. Presently, Strong's President is performing all necessary tasks.

General and administrative expenses from February 4, 2003 (inception) to June 30, 2004 amounted to $81,350 with approximately 55% thereof ($45,000) being utilized for legal and accounting fees associated with Strong's Registration Statement. The balance was utilized for general, corporate and office expenses. General and Administrative expenses during quarter ended September 30, 2004 amounted to $37,617.

Results of Operations

Strong was incorporated in February 2003 and as of fiscal year ended June 30, 2003, had not yet commenced meaningful operations. Meaningful operations commenced in May 2004 with the PDA contract.

Liquidity

Our available cash as of November 15, 2004 is $8,500.

We do not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances, when needed, (excluding Strong's President's loan commitment) will be available. We do not have a capital intensive business plan. We will use funding, if obtained, to cover the salary of our founder and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with our President other than compensation to him for his services rendered pursuant to the PDA agreement ($1,000 per week). While no annual salary or length of employment has been determined to date, we anticipate providing an annual salary not to exceed $100,000 commencing with the successful completion of an engagement other than the PDA agreement. The salary will be paid out of revenues, if any, or accrued if sufficient cash is not available to make payments. The aforesaid anticipated salary is inclusive of monies received by Strong's President ($1,000 per week) for services rendered pursuant to the aforesaid PDA agreement.

We may seek venture or private capital through the possible sale of debt and/or equity securities. To date, no venture capital firm or potential lender (excluding Strong's President) has been approached or identified and absent a liquid trading market in our securities, the likelihood of obtaining financing of this nature is limited, if not non-existent. Any such funding as may be obtained (expected to be limited, if any) will be utilized principally for marketing (advertising) purposes.

Notwithstanding the above, we commenced operations in May 2004 and we are actively seeking additional client engagements. The private capital will be sought from former business associates of our founder or private investors referred to us by those associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

To meet commitments that are greater than 12 months in the future, we will have to obtain client engagements in sufficient number and at sufficient levels of profitability. There does not currently appear to be any other viable source of long-term financing except that management may consider various sources of debt and/or equity financing if same can be obtained on terms deemed reasonable to management.

With respect to the establishment of a website, as discussed above, same should have little or no impact upon liquidity as we anticipate cost therefore to approximate $1,000.

Strong has virtually no financial resources and an accumulated deficit of $65,642 as of September 30, 2004.

Additionally, as of September 30, 2004 Strong had a deficiency in working capital amounting to $47,876.

Recent Accounting Pronouncements

No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on Strong's financial position or reported results of operations.

Item 3.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management (consisting of 2 persons) conducted an evaluation of our "disclosure controls and procedures" (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15). Based on management's evaluation, it was concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him in a timely fashion.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings:  None

Item 2.           Unregistered Sale of Equity Securities and Use of Proceeds

                  a.       None

                  b.       Not Applicable.

                  c. There were no Company repurchases of equity securities during the period covered by this Form 10-QSB.

Item 3.           Defaults Upon Senior Securities:  None

Item 4.           Submission of Matters to a Vote of Shareholders:  None

Item 5.           Other Information:  None

Item 6.           Exhibits and Reports on Form 8-K

                  a.       8-K: None
                  b.       Exhibits
                             31 Section 302 Certification of Chief Executive Officer and Chief Financial Officer
                             32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 15, 2004
         Rock Hill, South Carolina

                                       STRONG TECHNICAL INC.
                                         (Registrant)

                                  /s/ Richard Armstrong
                                     -------------------------------------------
                                      Richard Armstrong, President, Chief
                                      Executive Officer and Chief Financial
                                      Officer