Form 10QSB
period 2004-12-31
STRONG TECHNICAL INC
filed 2005-02-23
CIK 1277092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 1Yes [X] No[]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,765,650 shares of Common Stock, as of February 15, 2005.

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

   Item 3.      Defaults Upon Senior Securities..............................8

   Item 4.      Submission of Matters to a Vote of Shareholders..............8

   Item 5.      Other Information............................................8

   Item 6.      Exhibits and Reports on Form 8-K.............................8

SIGNATURE

CERTIFICATIONS

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements


                              STRONG TECHNICAL INC.

                                  BALANCE SHEET

                               September 30, 2004


 ASSETS

Cash                                                         $            6,034
                                                             -------------------
          TOTAL CURRENT ASSETS                               $            6,034
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accrued expenses                                             $           51,852
Due to officer                                                           10,336
                                                             -------------------
          TOTAL CURRENT LIABILITIES                                      62,188

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.001 par value, 10,000,000
  shares authorized, no shares issued and outstanding                      -
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 17,765,650 shares issued and outstanding                   17,766
 Deficit accumulated during the development stage                       (73,920)
                                                             -------------------
          TOTAL STOCKHOLDERS' DEFICIT                                   (56,154)
                                                             -------------------
                                                             $            6,034
                                                             ===================







    The accompanying notes are an integral part of the financial statements.

                              STRONG TECHNICAL INC.

                            STATEMENTS OF OPERATIONS



                                  For the Six Months Ended   For the Three Months Ended
                                       December 31,                December 31,
                                  ------------------------   ---------------------------
                                    2004        2,003         2004            2003
                                  --------    ---------      -------        --------
CONSULTING INCOME                $ 70,775    $    -         $ 35,150        $   -

GENERAL AND ADMINISTRATIVE         81,045        7,639        43,428           4,127
                                  -------     --------       --------        ---------
NET LOSS                         $(10,270)   $  (7,639)     $ (8,278)       $ (4,127)
                                  =======     ========       ========        =========

Basic and diluted loss per share $  (0.00)   $   (0.00)     $  (0.00)       $  (0.00)
                                  =======     ========       ========        =========

Weighted average number of
 shares outstanding             17,765,650   17,765,650     17,765,650       17,765,650
                                ==========   ===========    ==========       ===========







    The accompanying notes are an integral part of the financial statements.

                              STRONG TECHNICAL INC.

                            STATEMENTS OF CASH FLOWS


                                                    For the Six Months Ended
                                                           September 30,
                                               ---------------------------------
                                                      2004             2003
                                               ----------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $       (10,270)  $       (7,639)
                                               ----------------  ---------------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 (Increase) decrease in operating assets:
   Accrued expenses                                     28,223             -
                                               ----------------  ---------------
          TOTAL ADJUSTMENTS                             28,223             -
                                               ----------------  ---------------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                   17,953           (7,639)
                                               ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
 (Decrease) increase in due to officer                 (16,811)           7,700
                                                ---------------  ---------------
NET CASH FROM FINANCE OPERATING ACTIVITIES             (16,811)           7,700
                                                ---------------  ---------------
NET INCREASE IN CASH                                     1,142               61

CASH, BEGINNING OF PERIOD                                4,892             -
                                                 --------------  ---------------
CASH, END OF PERIOD                              $       6,034               61
                                                 ==============  ===============













    The accompanying notes are an integral part of the financial statements.

                              STRONG TECHNICAL INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004


1. BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of December 31, 2004 and the results of operations and cash flows for the three and six month periods ended
December 31, 2004 and 2003 have been included and that the disclosures are adequate to make the information presented not misleading.

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

        "Notwithstanding management's prior intentions to commence meaningful business operations upon the effective date of this Registration Statement, management determined to alter the course and commence operations without waiting for such effectiveness. In that regard, and on May 5, 2004, Strong, through its President, entered into an oral agreement with PDA providing for Strong providing 1900 hours of service at $60 per hour in order to generate initial revenues of approximately $114,000. These services commenced May 30, 2004 and are being provided by Strong's President (pursuant to oral agreement) at the rate of 40 hours per week and consist of preparing electrical drawings for certain companies as well as performing 1ARC-Hazard Analysis for such companies. For services provided, Mr. Armstrong is paid $1,000 per week out of the $2,400 in revenues generated by him for his performance. Since such services are being billed at $60 per hour (40 hours at $60 equals $2,400). With services being provided at the rate of 40 hours per week, the PDA agreement will take 47.5 weeks to complete. Both Strong and PDA can request termination of this agreement upon two (2) weeks written notice and accordingly, there is no guarantee that Strong will receive the expected revenues it otherwise would receive absent termination of the contract. There are no other material terms to this agreement."
------------------------------------
1 An Arc Flash is a dangerous condition associated with the explosive release of energy caused by an electrical arc due to either a phase to ground or phase to phase fault. This fault can result from many factors, including dropped tools, accidental contact with electrical systems, build up of conductive dust, corrosion, and improper work procedures. The analysis is the method with which an engineer, through calculations, determines the degree of hazard and personal protective equipment to be used when working on or near the electrical equipment.

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

Rent                                       $6,300.00
Utilities                                   3,100.00
Office Supplies                             3,400.00
2Payroll                                   44,200.00
Travel & Entertainment                      5,000.00
Website                                     1,000.00
Telephones                                  1,000.00
Personal Contacts                          $3,200.00

On a four (4) week basis, the PDA agreement will generate approximately $9,600 (160 hours at $60 per hour) and after payments of $4,000 ($1,000 per week) to our President, Strong will be left with approximately $5,600 ($1,400 per week) for each 4 weeks of services to cover its expenses. Through June 30, 2004, Strong generated revenues of $17,700 with work on the PDA Agreement having commenced full time as of May 30, 2004. We have generated additional revenues of $70,775 during the six months ended December 31, 2004.

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

As a result, we cannot predict what our level of activity will be over the next 12 months with the exception of the aforesaid PDA agreement. We have set certain milestones, as follows. Successful negotiation of additional contracts in late 2004/2005 through hiring of engineers and designers as necessary; complete database with internet interface; and negotiate additional contracts beginning with the first quarter 2005.
-------------------------------------
2 Exclusive of monies paid to Strong's president, currently $1,000 per week.

We will not incur any cash obligations that we cannot satisfy with known resources, i.e., the PDA agreement or loans to Strong by its President as hereinafter indicated. Our president will provide his services and will be compensated in the manner heretofore indicated above, until we can generate revenues and will advance a limited amount of funds to cover costs incurred such as telephone costs and professional fees. These funds are not expected to exceed $75,000 and will be treated as non-interest bearing loans due on demand. Through June 30, 2004 Strong's President has loaned Strong $27,147 and has not loaned any additional sums through December 31, 2004. While Strong's President has orally agreed to be legally obligated to provide those funds, there is no written agreement. We will undertake more activities if we obtain funding or as we complete engagements and get paid therefore.

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

Quarter Ended December 31, 2005:

We will continue our operations in the matter set forth directly above.

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

General and administrative expenses from February 4, 2003 (inception) to June 30, 2004 amounted to $81,350 with approximately 55% thereof ($45,000) being utilized for legal and accounting fees associated with Strong's Registration Statement. The balance was utilized for general, corporate and office expenses. General and Administrative expenses during the six months ended
December 31, 2004  amounted to $81,045.

Results of Operations

Strong was incorporated in February 2003 and as of fiscal year ended June 30, 2003, had not yet commenced meaningful operations. Meaningful operations commenced in May 2004 with the PDA contract.

Liquidity

Our available cash as of February 15, 2005 is $14,600.

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

Strong has virtually no financial resources and an accumulated deficit of $73,920 as of December 31, 2004.

Additionally, as of December 31, 2004 Strong had a deficiency in working capital amounting to $56,154.

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

Item 3.           Defaults Upon Senior Securities:  None

Item 4.           Submission of Matters to a Vote of Shareholders:

                  None, except that the Issuer's 2004 Non-Statutory Stock Option Plan was adopted by its Board of Directors and approved by the requisite number of holders of the issued and outstanding common stock of the Issuer both as of November 13, 2004.

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


Dated:   February 22, 2004
         Rock Hill, South Carolina

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