Form 10QSB/A
period 2004-12-31
STRONG TECHNICAL INC
filed 2005-03-01
CIK 1277092

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

                               December 31, 2004


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

                              STRONG TECHNICAL INC.

                            STATEMENTS OF CASH FLOWS


                                                    For the Six Months Ended
                                                           December 31,
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

                              STRONG TECHNICAL INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004


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

Item 5.           Other Information:  None

Item 6.           Exhibits and Reports on Form 8-K

                  a.       8-K: None
                  b.       Exhibits
                            31.1 Section 302 Certification of Chief Executive
                                 Officer and Chief Financial Officer
                            32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   March 1, 2005
         Rock Hill, South Carolina

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