Form 10QSB
period 2005-03-31
STRONG TECHNICAL INC
filed 2005-05-20
CIK 1277092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                         2591 Dallas Parkway - Suite 102
                                Frisco, TX 75034
                    (Address of principal executive offices)


                                  469-633-0100
                          (Issuer's telephone number )

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,765,650 shares of Common Stock, as of May 18, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                Table of Contents




PART I.     FINANCIAL INFORMATION..............................................1



   Item 1.  Financial Statements...............................................1



   Item 2.  Management's Discussion and Analysis Or Plan Of Operation..........6



   Item 3.  Controls and Procedures............................................7



PART II.    OTHER INFORMATION..................................................8



   Item 1.  Legal Proceedings..................................................8



   Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.........8



   Item 3.  Defaults Upon Senior Securities....................................8



   Item 4.  Submission of Matters to a Vote of Shareholders....................8



   Item 5.  Other Information..................................................8



   Item 6.  Exhibits and Reports on Form 8-K...................................8



SIGNATURE......................................................................9

PART I   FINANCIAL INFORMATION



Item 1   Financial Statements

                             STRONG TECHNICAL, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2005

ASSETS

Cash                                                                   $      0
                                                                       --------

                 TOTAL CURRENT ASSETS                                  $      0
                                                                       --------


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

                 TOTAL CURRENT LIABILITIES                             $      0
                                                                       --------


STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value, 10,000,000
     shares authorized, no shares issued and outstanding                      0
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 17,765,650 shares issued and outstanding               17,766
Deficit accumulated during the development stage                       $(17,766)
                                                                       --------

                   TOTAL STOCKHOLDERS' DEFICIT                         $      0
                                                                       --------


                                                                       $      0
                                                                       --------





    The accompanying notes are an integral part of the financial statements.


                             STRONG TECHNICAL, INC.

                            STATEMENTS OF OPERATIONS


                                    For the Nine Months Ended      For the Three Months ended
                                             March 31,                      March 31,
                                   ---------------------------    ---------------------------

                                       2005           2004            2005           2004
                                   ------------   ------------    ------------   ------------
Consulting Income                  $     95,555   $          0    $     24,780   $          0

Forgiveness of Debt                      74,945              0          74,945              0

General and Administrative              124,616         21,388          43,571         13,749
                                   ------------   ------------    ------------   ------------


Net Income / (Loss)                $     45,884   $    (21,388)   $     56,154   $    (13,749)
                                   ------------   ------------    ------------   ------------


Basic and diluted loss per share   $       0.00   $       0.00    $       0.00   $       0.00
                                   ------------   ------------    ------------   ------------


Weighted average number of
   shares outstanding                17,765,650     17,765,650      17,765,650     17,765,650
                                   ------------   ------------    ------------   ------------


















    The accompanying notes are an integral part of the financial statements.

                             STRONG TECHNICAL, INC.

                            STATEMENTS OF CASH FLOWS


                                                      For the Nine Months Ended
                                                              March 31,
                                                      -------------------------
                                                         2005           2004
                                                      ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/Loss)                                    $   45,884     $  (21,388)
                                                      ----------     ----------

Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
Decrease in operating assets:
   Accrued Expenses                                      (23,629)             0
                                                      ----------     ----------

         TOTAL ADJUSTMENTS                               (23,629)             0
                                                      ----------     ----------


Net Cash Provided by (Used In)
   Operating Activities                               $   22,255     $  (21,388)
                                                      ----------     ----------



CASH FLOWS FROM FINANCING ACTIVITES
   (Decrease) increase in due to officer                 (27,147)        21,400
                                                      ----------     ----------

NET CASH FROM FINANCE OPERATING ACTIVITY                 (27,147)        21,400
                                                      ----------     ----------

NET INCREASE/(DECREASE) IN CASH                           (4,892)            12

CASH, BEGINNING OF PERIOD                                  4,892              0
                                                      ----------     ----------

CASH, END OF PERIOD                                   $        0             12
                                                      ----------     ----------




    The accompanying notes are an integral part of the financial statements.

                              STRONG TECHNICAL INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

              FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005


1. BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of March 31, 2005 and the results of operations and cash flows for the three and nine month periods ended March 31, 2005 and 2004 have been included and that the disclosures are adequate to make the information presented not misleading.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

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

(2)  Results of Operations

For the quarters ended March 31, 2005 and 2004 the company had $24,780 and $0 revenues of respectively. For the nine months ended March 31, 2005, the company had $95,555 and $0 revenues respectively. For the quarter ended March 31, 2005 the company had a net gain of $56,154 compared to a net loss of $13,749 for the comparable period in 2004. For the nine months ended March 31, 2005 the company had a net gain of $45,884 versus a net loss of $13,749 for the comparable period in 2004.

Liquidity

We had no available cash as of March 31, 2005. The company relies on advances from its controlling shareholder for required funds for regulatory, accounting and legal matters.

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

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5. Other Information

On March 30, 2005, Richard Armstrong sold 14,635,000 restricted shares of common stock of Strong Technical Inc. to Halter Capital Corporation. Such stock represents 82.4% of all shares outstanding, and as a result of the sale the Registrant experienced a change in control. The purchase price of the shares was $273,500, paid in cash from the purchaser's existing funds. Upon closing, Pam Halter and Kevin Halter, Jr. were appointed to fill vacancies on the Board of Directors created by the resignation of the existing directors and Kevin Halter, Jr. was appointed as the Company's President. In addition, the Company transferred and assigned all intellectual property rights, customer lists, provider lists and agreements, business methods and goodwill associated with the technical staffing business of the Company to the Seller, in exchange for a the forgiveness by Seller of any existing or potential obligation of the Company to the Seller or any affiliate or family member of Seller, including any loans to the Company and accrued and unpaid salary to Seller or any affiliate or family member of Seller.

At the same time, Richard Armstrong and seven other associated stockholders of the Company sold 2,990,000 registered shares of common stock to two unrelated purchasers for an aggregate consideration of $351,500.

The purchase prices of all shares was determined by negotiation between unrelated sellers and purchasers.

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


Dated:   May 20, 2005
         Frisco, Texas

                                                 STRONG TECHNICAL INC.
                                                    (Registrant)

                                       /s/ Richard Armstrong
                                      ------------------------------------------
                                      Richard Armstrong, President, Chief
                                      Executive Officer and Chief Financial
                                      Officer