Form 10KSB
period 2005-06-30
STRONG TECHNICAL INC
filed 2005-09-08
CIK 1277092

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   MARK ONE:

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended June 30, 2005

     [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _________________ to _________________.

                        Commission file number 333-112111
                                     ------

                             STRONG TECHNICAL, INC.

                 (Name of small business issuer in its charter)

            Delaware                                              54-2100419

(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2591 Dallas Parkway, Suite 102, Frisco, TX                          75034

 (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code   (469) 633-0100


         Securities registered under Section 12(b) of the Exchange Act:


                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:


                                      NONE

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES X NO

     Issuers revenues for the fiscal year ended June 30, 2005 were approximately $45,557

     At  September  2,  2005,  there  were  17,765,650  shares of  common  stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date was approximately $3,130,810

     Transitional Small Business Disclosure Format  Yes       No  X

                                     PART I


Item 1 - DESCRIPTION OF BUSINESS


General


Until March 30, 2005, Strong  Technical,  Inc., (the "Company") had been engaged
as  a  service   business   providing   personnel   (engineers,   designers  and
draftspersons) to industry as a supplier of outsourcing service personnel.

Our outsourcing activities focused on supplying skilled workers and engineering professionals primarily to business and industry on a temporary basis for a fee. We concentrated our efforts to the petro-chemical, pharmaceutical and nuclear power industries.

On March 30, 2005, an 82.4% controlling interest in the Company was acquired by Halter Capital Corporation and all previous operations of the Company were discontinued.


Item 2 - DESCRIPTION OF PROPERTY


     The Company owns no real property.


Item 3 - LEGAL PROCEEDINGS


     NONE


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2005.


                                     PART II


Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


          (a) PRINCIPAL MARKET: LISTED ON THE NASDAQ OTC BULLETIN BOARD UNDER THE SYMBOL "SGTH.OB"

          (b)  STOCK PRICE INFORMATION

     The following table sets forth the range of the high and low bid quotations of the common stock since it commenced trading in the over-the-counter market, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.


Calendar Quarter Ended:

                  2005               High                 Low
                  ----               ----                 ---

                  March 31          $1.10                $1.10
                  June 30            1.10                 1.10

The Company's SB-2 Registration Statement with the SEC became effective on November 5, 2004, however quotation of it's common stock did not commence until the first quarter of 2005.


     (c) As of August 9, 2005 the Company had 33 stockholders of record. The closing price of the Common Stock was $3.50 on August 9, 2005.

     The Company had not declared or paid any dividends on its common stock in 2004 or 2005 and does not foresee doing so in the immediate future.

     The Company did not purchase any shares of its securities in 2004 or 2005.

Item 6 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General and Results of Operations

Until March 30, 2005, Strong  Technical,  Inc., (the "Company") had been engaged
as  a  service   business   providing   personnel   (engineers,   designers  and
draftspersons) to industry as a supplier of outsourcing service personnel.

Our outsourcing activities focused on supplying skilled workers and engineering professionals primarily to business and industry on a temporary basis for a fee. We concentrated our efforts to the petro-chemical, pharmaceutical and nuclear power industries.

On March 30, 2005, an 82.4% controlling interest in the Company was acquired by Halter Capital Corporation and all previous operations of the Company were Discontinued.


Results of Operations

In March 2005 all previous operations of the Company were discontinued. For the year ended June 30, 2005, the Company had Revenues of $95,555 versus $17,700 for the comparable period in 2004. Income from discontinued operations were $45,884 for the year ended June 30,2005 versus a loss of $45,557 for the comparable period in 2004. Basic and diluted income/loss per share for both years were $0.00.


Liquidity and Capital Resources

Since the discontinuance of all operations in March 2005, the Company relies on its controlling shareholder, Halter Capital Corporation, to fund any and all of the needs of the Company for its legal, accounting and reporting requirements as a publicly held company.


Off-Balance Sheet Arrangements


     The Company has no off-balance sheet arrangements.


Contractual Commitments

     The Company has no contractual commitments.


New Accounting Pronouncements

     The Company is not aware of any new pronouncement that will have a material impact on its financial position and results of operations.

Item 7 - FINANCIAL STATEMENTS


     The financial statements filed herein are listed below:


     Report of Independent Registered Public Accounting Firm


     Financial Statements:

          Consolidated Balance Sheet - June 30, 2005

          Consolidated Statements of Operations -
               Years ended June 30, 2005 and 2004

          Consolidated Statements of Stockholders' Equity (Deficit) -
               Years ended June 30, 2005 and 2004

          Consolidated Statements of Cash Flows -
               Years ended June 30, 2005 and 2004

          Notes to Consolidated Financial Statements

          Report of Independent Registered Public Accounting Firm


Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


          None


Item 8A  CONTROLS AND PROCEDURES


     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended June 30, 2005 that has materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2006, the Company expects to begin, in fiscal 2006, the system and process documentation and evaluation needed to comply with Section 404. The Company believes this process for documenting, evaluating and monitoring its iternal control over financial reporting is consistent with the objectives of Section 404 of the Act.


Item 8B  OTHER INFORMATION


     None

                                    PART III


Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS;


     The directors and executive officers of the Company at June 30, 2005 were as follows:


                                    Position and Office
                                    Presently Held with         Director
      Name of Person        Age         the Company               Since
      --------------        ---     -------------------         --------

      Kevin Halter, Jr.      45     Chairman, Director and        2005
                                    President of the Company

      Pam J. Halter          50     Director, Secretary and       2005
                                    Chief Financial Officer


Kevin Halter, Jr., has served as President, Chairman and a Director of the Company since March 30, 2005. Mr. Halter also serves as President and Secretary of Halter Capital Corporation. He is President of Securities Transfer Corporation, a stock transfer company registered with the Securities and Exchange Commission, a position that he has held since 1987.

Pam J. Halter, has served as Secretary and a director of the Company since March 30, 2005. Ms. Halter is also President and a Director of Thoroughbreds, Inc. a position held since March, 2000. From March 2000 until March 2003 she was also President and a Director of Doblique, Inc.


AUDIT COMMITTEE FINANCIAL EXPERT

     The board of directors of the Company functions as the Audit Committee. The board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its board of directors. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the board of directors are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements,
(iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any board of director member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." The board believes that it is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."


CODE OF ETHICS

     The Company has adopted a Code of Ethics applicable to its principal executive officers and principal financial officer. Stockholders may write to Pam Halter, the Secretary of the Company, at the Company's principal executive office: 2591 Dallas Parkway, Suite 102, Frisco, TX 75034 to request a copy of the Code of Ethics, and the Company will provide it to any person without charge upon such request.

Item 10 - EXECUTIVE COMPENSATION


REMUNERATION OF EXECUTIVE OFFICERS


     There was no remuneration paid to any officer or director in 2004 or 2005.



Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the beneficial ownership of Common Stock of the Company as of June 30, 2005, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer, and by all directors and officers as a group:

                                          Number of Shares       Percentage of
  Name and Address                        of Common Stock         Common Stock
of Beneficial Owner                      Beneficially Owned        Outstanding
-------------------                      ------------------      -------------

Kevin Halter Jr.                         14,635,000                  82.4%
2591 Dallas Parkway - Suite 102
Frisco, TX 75034

Pam Halter                                        0                     0%
2591 Dallas Parkway - Suite 102
Frisco, TX 75034

Halter Capital Corporation               14.635,000                  82.4%
2591 Dallas Parkway - Suite 102
Frisco, TX 75034

Richard Coombe                           1,530,000                   8.61%
Lauriston Cottage, Yester Drive
Chislehurst, Kent BR7 5LR, U.K.

Patricia Gunter                          1,460,000                   8.21%
174 FM 1830
Argyle, TX 76226

(1) consists of 14,635,000 shares owned by Halter Capital Corporation, which is 50% owned by Kevin Halter, Jr.

All directors and                        14,635,000                  82.4%
officers as a group
(2 Persons)


Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     None

Item 13 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     The following exhibits are filed as part of this report:

(a)  Exhibits


     Exhibit Number        Exhibit                          Method of Filing
     --------------        -------                          ----------------

          3.1              Articles of Incorporation        Incorporated by
                                                            reference to the
                                                            SB-2 filed on
                                                            Jan. 22, 2004

          3.2              By-laws                          Incorporated by
                                                            reference to the
                                                            SB-2 filed on
                                                            Jan. 22, 2004

         31.1              Certification pursuant to        Filed herewith
                           Section 302 of the Sarbanes-
                           Oxley Act of 2002

         31.2              Certification pursuant to        Filed herewith
                           Section 302 of the Sarbanes-
                           Oxley Act of 2002

         32                Certification pursuant to        Filed herewith
                           Section 906 of the Sarbanes-
                           Oxley Act of 2002


(b)  Reports on Form 8-K


     None


Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES


Year ended June 30, 2005

Audit Fees: The aggregate fees, including expenses, expected to be billed by the Company's principal accountant in connection with the audit of its consolidated financial statements and for the review of its financial information included in its Annual Report on Form 10-KSB; and its quarterly reports on Form 10-QSB during the fiscal year ending June 30, 2005 are $6,000.

All Other Fees: There were no other audit related fees, tax fees, or any other fees billed to the Company by its principal accountant during 2004 and 2005.

Year ended June 30, 2005

Audit Fees: On August 31, 2005, the Board of Directors of the Company retained Sherb & Company, L.L.P, Certified Public Accountants ("Sherb") as its principal accountant for the fiscal year ended June 30, 2005. The aggregate fees, including expenses billed to the Company by Sherb, in connection with the audit of its consolidated financial statements for the year ended June 30, 2005 were $5,000.

     The aggregate fees, including expenses, billed by Sherb in connection with the review of the financial information included in the Company's quarterly reports on Form 10-QSB during the fiscal year ending June 30, 2005 were $1,000.

All Other Fees:

     There were no other audit related fees, tax fees, or any other fees billed to the Company by Sherb during 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STRONG TECHNCIAL, INC.



Dated:  September 8, 2005                       By:  /s/ Kevin Halter, Jr.
                                                    ----------------------------
                                                    Kevin Halter, Jr.
                                                    Chairman and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated.


Dated:  September 8, 2005                       By:  /s/ Kevin Halter, Jr.
                                                    ----------------------------
                                                    Kevin Halter, Jr.
                                                    Chairman, President and
                                                    Director
                                                   (Principal Executive Officer)



Dated:  September 8, 2005                       By:  /s/ Pam J. Halter
                                                    ----------------------------
                                                    Pam J. Halter
                                                    Director



Dated:  September 8, 2005                       By:  /s/ Pam J. Halter
                                                    ----------------------------
                                                    Pam J. Halter
                                                    Secretary and Treasurer
                                                   (Principal Financial Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders'
Strong Technical Inc.

We have audited the accompanying balance sheet of Strong Technical Inc. as of June 30, 2005 and the related statements of operations, shareholders' deficit and cash flows for the years ended June 30, 2004 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, the financial position of Strong Technical Inc. as of June 30, 2005 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2005 in conformity with accounting principles generally accepted in the United States of America.




                                                     /s/Sherb & Co., LLP
                                                    ----------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
August 31, 2005

                              STRONG TECHNICAL INC.


                                  BALANCE SHEET
                                  -------------

                                  June 30, 2005
                                  -------------


                                     ASSETS
                                     ------


         ASSETS                                                        $   --
                                                                       ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

         LIABILITIES                                                   $   --
                                                                       ========

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 10,000,000 shares authorized,
         no shares issued and outstanding                                  --
     Common stock, $.001 par value, 100,000,000 shares authorized,
         17,765,650 shares issued and outstanding                       (17,766)
     Accumulated deficit                                                 17,766
                                                                       --------
         TOTAL STOCKHOLDERS' EQUITY                                        --
                                                                       --------

                                                                       $   --
                                                                       ========











    The accompanying notes are an integral part of the financial statements.


                              STRONG TECHNICAL INC.
                              ---------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                              Year Ended June 30,
                                                          ---------------------------
                                                              2005           2004
                                                          ------------   ------------

Net Income (loss) from discontinued operations            $     45,884   $    (45,557)
                                                          ============   ============

Basic and diluted loss per share                          $       0.00   $      (0.00)
                                                          ============   ============

Weighted average number of shares outstanding               17,765,650     17,765,650
                                                          ============   ============












    The accompanying notes are an integral part of the financial statements.


                              STRONG TECHNICAL INC.
                              ---------------------

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------





                                 Common Stock                                 Total
                         -----------------------------    Accumulated     Stockholders'
                             Shares          Amount         Deficit           Equity
                         -------------   -------------   -------------    -------------
Balance, June 30, 2003      17,765,650   $      17,766   $     (18,093)   $        (327)

      Net loss                    --              --           (45,557)         (45,557)
                         -------------   -------------   -------------    -------------

Balance, June 30, 2004      17,765,650          17,766         (63,650)         (45,884)

      Net loss                    --              --            45,884           45,884
                         -------------   -------------   -------------    -------------

Balance, June 30, 2005      17,765,650   $      17,766   $     (17,766)   $        --
                         =============   =============   =============    =============












    The accompanying notes are an integral part of the financial statements.

                              STRONG TECHNICAL INC.
                              ---------------------


                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                 Year Ended June 30,
                                                ---------------------
                                                  2005         2004
                                                --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                          $ 45,884     $(45,557)
                                                --------     --------
     Adjustments to reconcile net loss to net
         cash used in operating activities:
     (Increase) decrease in operating assets:
         Accrued expenses                        (23,629)      23,629
                                                --------     --------
             TOTAL ADJUSTMENTS                   (23,629)      23,629
                                                --------     --------

NET CASH USED IN OPERATING ACTIVITIES             22,255      (21,928)
                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in due to officer                  (27,147)      26,820
                                                --------     --------
NET CASH FROM FINANCE OPERATING ACTIVITIES       (27,147)      26,820
                                                --------     --------

NET INCREASE (DECREASE) IN CASH                   (4,892)       4,892

CASH, BEGINNING OF PERIOD                          4,892         --
                                                --------     --------

CASH, END OF PERIOD                             $   --       $  4,892
                                                ========     ========











    The accompanying notes are an integral part of the financial statements.

                              STRONG TECHNICAL INC.
                              ---------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                        FOR THE YEAR ENDED JUNE 30, 2005
                        --------------------------------



1.   DESCRIPTION OF BUSINESS
     -----------------------

          On February 4, 2003 Strong Technical Inc. (the "Company") was incorporated in the state of Delaware. The Company was engaged in the business of providing people to industry as a supplier of outsourcing service personnel.

          On March 30, 2005, an 82.4% controlling interest in the Company was acquired by Halter Capital Corporation and all previous operations of the Company were Discontinued.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     A.   Use of Estimates
          ----------------

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     B.   Cash and cash equivalents
          -------------------------

          The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

     C.   Net loss per common share
          -------------------------

          Basic earnings per share is computed by dividing the net loss available to common stockholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic loss per share except the denominator includes dilutive common stock equivalents such as stock options.

     D.   Income taxes
          ------------

          The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     E.   New Accounting Pronouncements
          -----------------------------

          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. SFAS 153 is not expected to have a material impact on our financial statements at the date of adoption.

          In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123, "Share Based Payment" (SFAS No. 123(R)"), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. SFAS No. 123(R) supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." The statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently assessing the implications of the transition methods allowed and have not determined whether the adoption of SFAS 123(R) will result in amounts similar to current proforma disclosures under SFAS 123. We expect the adoption to have an adverse impact on future statements of operations.

          In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on the Company's financial statements.

     F.   Revenue Recognition
          -------------------

          The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

     3.   STOCKHOLDERS' EQUITY
          --------------------

          On March 30, 2005, Richard Armstrong sold 14,635,000 restricted shares of common stock of Strong Technical Inc. to Halter Capital Corporation. Such stock represents 82.4% of all shares outstanding, and as a result of the sale the Registrant experienced a change in control. The purchase price of the shares was $273,500, paid in cash from the purchaser's existing funds. Upon closing, Pam Halter and Kevin Halter, Jr. were appointed to fill vacancies on the Board of Directors created by the resignation of the existing directors and Kevin Halter,Jr. was appointed as the Company's President. In addition, the Company transferred and assigned all intellectual property rights, customer lists, provider lists and agreements, business methods and goodwill associated with the technical staffing business of the Company to the Seller, in exchange for theforgiveness by Seller of any existing or potential obligation of the Company to the Seller or any affiliate or family member of Seller, including any loans to the Company and accrued and unpaid salary to Seller or any affiliate or family member of Seller.

          At the same time, Richard Armstrong and seven other associated stockholders of the Company sold 2,990,000 registered shares of common stock to two unrelated purchasers for an aggregate consideration of $351,500.

          The purchase prices of all shares was determined by negotiation between unrelated sellers and purchasers.

     4.   DISCONTINUED OPERATIONS
          -----------------------

          In  March  2005  all   previous   operations   of  the  Company   were
          discontinued.

          Revenues and net income (loss) from discontinued operations were as follows:

                                                     Year ended June 30,
                                                     -------------------
                                                     2005       2004
                                                     --------   --------
                        Revenues                     $ 95,555   $ 17,700
                        Expenses                       49,671     63,257
                                                     --------   --------
                        Income (loss) from
                           discontinued operations   $ 45,884   $(45,557)
                                                     ========   ========

     5.   STOCK OPTION PLAN
          -----------------

          Pursuant to the December 13, 2003 board of directors approval and subsequent stockholder approval, the Company adopted its 2003 Non-Statutory Stock Option Plan (the "Plan") whereby it reserved for issuance up to 2,500,000 shares of its common stock. The Company intends to file a Registration Statement on Form S-8 so as to register those 2,500,000 shares of common stock underlying the aforesaid options.

          The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries, if any, with additional incentives by increasing their ownership interest in the Company. Directors, officers and other employees of the Company and its subsidiaries, if any, are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options ("NSO") may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The Plan provides for the issuance of NSO's only, which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended.

          The board of directors of the Company or a compensation committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period. Notwithstanding this discretion
          (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the board of directors and/or compensation committee), such options shall terminate immediately. Unless otherwise determined by the board of directors or compensation committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted. No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

          The  Plan  may  be  amended,  altered,   suspended,   discontinued  or
          terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would:

     i. Decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan, or

     ii.  extend the NSO period, or

     iii. materially increase the benefits accruing to Plan participants, or

     iv.  materially modify Plan participation eligibility requirements, or

     v.   extend the expiration date of the Plan.

          Unless otherwise indicated the Plan will remain in effect until terminated by the board of directors.