Form 10QSB
period 2005-09-30
STRONG TECHNICAL INC
filed 2005-11-14
CIK 1277092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,765,650 shares of Common Stock, as of November 11, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes (X) ( )

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents




PART I.        FINANCIAL INFORMATION...........................................1



   Item 1.      Financial Statements...........................................1



   Item 2.      Management's Discussion and Analysis Or Plan Of Operation......7



   Item 3.      Controls and Procedures........................................7



PART II.       OTHER INFORMATION...............................................8



   Item 1.      Legal Proceedings..............................................8



   Item 2.      Unregistered Sale of Equity Securities and Use of Proceeds.....8



   Item 3.      Defaults Upon Senior Securities................................8



   Item 4.      Submission of Matters to a Vote of Shareholders................8



   Item 5.      Other Information..............................................8



   Item 6.      Exhibits.......................................................8



SIGNATURE

CERTIFICATIONS

PART I   FINANCIAL INFORMATION


Item 1   Financial Statements

                              STRONG TECHNICAL INC.
                              ---------------------

                                  BALANCE SHEET
                                  -------------

                               September 30, 2005
                               ------------------
                                   (Unaudited)
                                   -----------

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

                              STRONG TECHNICAL INC.
                              ---------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                 For the Three Months Ended
                                                 ---------------------------
                                                        September 30,
                                                 ---------------------------
                                                     2005           2004
                                                 ------------   ------------


Net Income (loss) from discontinued operations   $       --     $     (1,992)
                                                 ============   ============

Basic and diluted loss per share                 $       --     $      (0.00)
                                                 ============   ============

Weighted average number of shares outstanding      17,765,650     17,765,650
                                                 ============   ============











    The accompanying notes are an integral part of the financial statements.

                              STRONG TECHNICAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                For the Three Months Ended
                                                --------------------------
                                                       September 30,
                                                --------------------------
                                                    2005           2004
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                          $      --      $    (1,992)
                                                -----------    -----------
     Adjustments to reconcile net loss to net
         cash used in operating activities:
     (Increase) decrease in operating assets:
         Accounts receivable                           --           (4,800)
         Accrued expenses                              --           12,257
                                                -----------    -----------
             TOTAL ADJUSTMENTS                         --            7,457
                                                -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                  --            5,465
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in due to officer                        --           (9,099)
                                                -----------    -----------
NET CASH FROM FINANCE OPERATING ACTIVITIES             --           (9,099)
                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                        --           (3,634)

CASH, BEGINNING OF PERIOD                              --            4,892
                                                -----------    -----------

CASH, END OF PERIOD                             $      --      $     1,258
                                                ===========    ===========











    The accompanying notes are an integral part of the financial statements.

                             STRONG TECHNICAL, INC.

                          Notes to Financial Statements
                                   (Unaudited)

                  For the Three Months Ended September 30, 2005

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2005, included in the Form 8-K for the year then ended.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2005, and the results of operations and cash flows for the three month period ending September 30, 2005 have been included. The results of operations for the three month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 2005.

(2)  Nature of Business and Summary of Significant Accounting Policies

     (a)  Nature of Business

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

     (b)  Use of Estimates

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

     (c)  Cash and Cash Equivalents

               The  Company   considers   all  highly  liquid   temporary   cash
               investments with an original maturity of three months or less when purchased, to be cash equivalents.

     (d)  Net loss per common share

               Basic earnings per share is computed by dividing the net loss available to common stockholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic loss per share except the denominator includes dilutive common stock equivalents such as stock options.

     (e)  Income taxes

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

     (f)  New Accounting Pronouncements

               In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), amending SFAS No. 123, effective December 15, 2005. SFAS 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, adoption of SFAS No. 123R will require additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payments arrangements. The adoption of SFAS 123R will not affect the Company's cash flows or financial position, but may have an adverse impact on results of operations if options are granted in the future. In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment for APB Opinion No. 29". This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for the Company's year ended December 31, 2006. Management is currently evaluating the impact of the adoption of SFAS No. 153 on the Company's consolidated financial position, liquidity, or results of operations.

               In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

               In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

               Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

               Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(3)  Revenue Recognition

     The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

(4)  Stockholders' Equity

     On March 30, 2005, Richard Armstrong sold 14,635,000 restricted shares of common stock of Strong Technical Inc. to Halter Capital Corporation. Such stock represents 82.4% of all shares outstanding, and as a result of the sale theRegistrant experienced a change in control. The purchase price of the shares was $273,500, paid in cash from the purchaser's existing funds. Upon closing, Pam Halter and Kevin Halter, Jr. were appointed to fill vacancies on the Board of Directors created by the resignation of the existing directors and Kevin Halter, Jr. was appointed as the Company's

     President. In addition, the Company transferred and assigned all intellectual property rights, customer lists, provider lists and agreements, business methods and goodwill associated with the technical staffing business of the Company to the Seller, in exchange for the forgiveness by Seller of any existing or potential obligation of the Company to the Seller or any affiliate or family member of Seller, including any loans to the Company and accrued and unpaid salary to Seller or any affiliate or family member of Seller.

     At the same time, Richard Armstrong and seven other associated stockholders of the Company sold 2,990,000 registered shares of common stock to two unrelated purchasers for an aggregate consideration of $351,500.

     The purchase prices of all shares was determined by negotiation between unrelated sellers and purchasers.

(5)  Discontinued Operations

     In March 2005 all previous operations of the Company were discontinued.

     Revenues and net income (loss) from discontinued operations for the three months ended September 30, 2004 were as follows:

                            Revenues                               $  35,625
                            Expenses                                  37,617
                                                                   ---------
                            Income (loss) from
                               discontinued operations             $  (1,992)
                                                                   =========

(6)  Stock Option Plan


     Pursuant to December 13, 2003 board of directors approval and subsequent stockholder approval, the Company adopted its 2003 Non-Statutory Stock Option Plan (the "Plan") whereby it reserved for issuance up to 2,500,000 shares of its common stock. The Company intends to file a Registration Statement on Form S-8 so as to register those 2,500,000 shares of common stock underlying the aforesaid options.

     The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries, if any, with additional incentives by increasing their ownership interest in the Company. Directors, officers and other employees of the Company and its subsidiaries, if any, are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options ("NSO") may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The Plan provides for the issuance of NSO's only, which are not intended to qualify as "incentive stock options" within the meaning of
     Section 422of the Internal Revenue Code, as amended.

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


(2)  Results of Operations

In March 2005 all previous operations of the Company were discontinued. For the quarter ended September 30, 2005 the company had nil revenues.

Liquidity

We had no available cash as of September 30, 2005. Since the discontinuance of all operations in March 2005, the Company relies on its controlling shareholder, Halter Capital Corporation, to fund any and all of the needs of the Company for its legal, accounting and reporting requirements as a publicly held company.


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

         None.

PART II. OTHER INFORMATION



Item 1.        Legal Proceedings: None



Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds

               a.   None.

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



Item 5.        Other Information:  None



Item 6.        Exhibits

                    Exhibits

                    31.1 Section 302  Certification  of Chief Executive  Officer
                         and Chief Financial Officer

                    32.1 Certification  Pursuant to 18 U.S.C.  Section  1350, as
                         Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 14, 2005
         Frisco, Texas

                                           STRONG TECHNICAL INC.
                                           (Registrant)

                                            /s/ Kevin Halter, Jr.
                                           -------------------------------------
                                           Kevin Halter, Jr., President, Chief
                                           Executive Officer and Chief Financial
                                           Officer