Form 10QSB
period 2005-12-31
STRONG TECHNICAL INC
filed 2006-01-24
CIK 1277092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,765,650 shares of Common Stock, as of January 23, 2006.

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

CERTIFICATIONS

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

                              STRONG TECHNICAL INC.
                              ---------------------

                                  BALANCE SHEET
                                  -------------

                                December 31, 2005
                               ------------------
                                   (Unaudited)
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


                              STRONG TECHNICAL INC.
                              ---------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                  For the Three Months Ended    For the Six Months Ended
                                                 ---------------------------   ---------------------------
                                                        December 31,                 December 31,
                                                 ---------------------------   ---------------------------
                                                     2005          2004          2005          2004
                                                 ------------   ------------   ------------   ------------

Net Income (loss) from discontinued operations   $       --     $     (1,992)  $       --     ($   10,270)
                                                 ============   ============   ============   ============

Basic and diluted loss per share                 $       --     $       --     $       --             --
                                                 ============   ============   ============   ============

Weighted average number of shares outstanding      17,765,650     17,765,650     17,765,650     17,765,650
                                                 ============   ============   ============   ============





















    The accompanying notes are an integral part of the financial statements.

                              STRONG TECHNICAL INC.
                              ---------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                       For the Six Months Ended
                                                       ------------------------
                                                              December 31,
                                                       -------------------------
                                                            2005         2004
                                                       ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                 $     --      $  (10,270)
                                                       ----------    ----------
     Adjustments to reconcile net loss to net
       cash used in operating activities:
     (Increase) decrease in operating assets:
         Accounts receivable                                               --
         Accrued expenses                                    --          28,223
                                                       ----------    ----------
             TOTAL ADJUSTMENTS                               --          28,223
                                                       ----------    ----------

NET CASH USED IN OPERATING ACTIVITIES                        --          17,953
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in due to officer                              --         (16,811)
                                                       ----------    ----------
NET CASH FROM FINANCE OPERATING ACTIVITIES                   --         (16,811)
                                                       ----------    ----------

NET INCREASE (DECREASE) IN CASH                              --          (1,142)

CASH, BEGINNING OF PERIOD                                    --           4,892
                                                       ----------    ----------

CASH, END OF PERIOD                                    $     --      $    6,034
                                                       ==========    ==========











    The accompanying notes are an integral part of the financial statements.

                             STRONG TECHNICAL, INC.

                          Notes to Financial Statements
                                   (Unaudited)

                   For the Six Months Ended December 31, 2005

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2005, included in the Form 10-KSB for the year then ended.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2005, and the results of operations and cash flows for the six month period ending December 31, 2005 have been included. The results of operations for the six month period ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 2005.

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

     (f)  New Accounting Pronouncements

          FASB 153 - Exchanges of Nonmonetary Assets

          In  December  2004,  the FASB  issued FASB  Statement  No.  153.  This
          Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similiar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


          FASB 154 - Accounting Changes and Error Corrections

          In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

          Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(3)  Stockholders' Equity

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

(4)  Discontinued Operations

     In March 2005 all previous operations of the Company were discontinued.

     Revenues and net income (loss) from discontinued operations for the six months ended December 31, 2004 were as follows:

                     Revenues                               $  70,775
                     Expenses                                  81,045
                                                            ---------
                     Income (loss) from
                        discontinued operations             $ (10,270)
                                                            =========

(5)  Stock Option Plan


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

(2)  Results of Operations

In March 2005 all previous operations of the Company were discontinued. For the quarter ended December 31, 2005 the company had nil revenues.

Liquidity

We had no available cash as of December 31, 2005. Since the discontinuance of all operations in March 2005, the Company relies on its controlling shareholder, Halter Capital Corporation, to fund any and all of the needs of the Company for its legal, accounting and reporting requirements as a publicly held company.

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


Item 4. Submission of Matters to a Vote of Security Holders

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


Dated:   January 23, 2006
         Frisco, Texas

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