Form 10-K
period 2005-12-31
ZHONGPIN INC.
filed 2006-03-31
CIK 1277092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                         COMMISSION FILE NO. 333-112111

                                  ZHONGPIN INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     54-2100419
 (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

21 CHANGSHE ROAD, CHANGGE CITY, HENAN PROVINCE
       THE PEOPLE'S REPUBLIC OF CHINA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                               011 86 374-6216633
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                      NONE

--------------------------------------------------------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes | |   No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |X|   No | |

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|   No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

Large accelerated filer | |  Accelerated filer | |  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes | |   No |X|

On March 15, 2006, 11,752,568 shares of the registrant's common stock, and 6,900,000 shares of the registrant's Series A preferred stock, each such share convertible into one share of the registrant's common stock, were outstanding.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2005 was approximately $3,443,715. The aggregate market value of the voting stock held by non-affiliates as of March 15, 2006 was approximately $62,776,662.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business
Item 1A.   Risk Factors
Item 1B.   Unresolved Staff Comments
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.   Controls and Procedures
Item 9B.   Other Information


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.   Certain Relationships and Related Transactions
Item 14.   Principal Accountant Fees and Services


                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules


                                   SIGNATURES

         THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "ESTIMATES," "PROJECTS," "PLANS," "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER OF THE FORWARD-LOOKING STATEMENTS THAT SUCH STATEMENTS, WHICH ARE CONTAINED IN THIS REPORT, REFLECT OUR CURRENT BELIEFS WITH RESPECT TO FUTURE EVENTS AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING, BUT NOT LIMITED TO, ECONOMIC, COMPETITIVE, REGULATORY, TECHNOLOGICAL, KEY EMPLOYEE, AND GENERAL BUSINESS FACTORS AFFECTING OUR OPERATIONS, MARKETS, GROWTH, SERVICES, PRODUCTS, LICENSES AND OTHER FACTORS DISCUSSED IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THAT THESE STATEMENTS ARE ONLY ESTIMATES OR PREDICTIONS. NO ASSURANCES CAN BE GIVEN REGARDING THE ACHIEVEMENT OF FUTURE RESULTS, AS ACTUAL RESULTS MAY DIFFER MATERIALLY AS A RESULT OF RISKS FACING US, AND ACTUAL EVENTS MAY DIFFER FROM THE ASSUMPTIONS UNDERLYING THE STATEMENTS THAT HAVE BEEN MADE REGARDING ANTICIPATED EVENTS.

         THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS ASSUMPTIONS, RISKS AND UNCERTAINTIES THAT MAY CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY US IN THOSE STATEMENTS. SOME OF THESE RISKS ARE DESCRIBED IN "RISK FACTORS" IN ITEM 1A OF THIS REPORT.

         THESE RISK FACTORS SHOULD BE CONSIDERED IN CONNECTION WITH ANY SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS THAT WE OR PERSONS ACTING ON OUR BEHALF MAY ISSUE. ALL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE IN CONNECTION WITH THIS REPORT THAT ARE ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS. GIVEN THESE UNCERTAINTIES, WE CAUTION INVESTORS NOT TO UNDULY RELY ON OUR FORWARD-LOOKING STATEMENTS. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVIEW OR CONFIRM ANALYSTS' EXPECTATIONS OR ESTIMATES OR TO RELEASE PUBLICLY ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. FURTHER, THE INFORMATION ABOUT OUR INTENTIONS CONTAINED IN THIS DOCUMENT IS A STATEMENT OF OUR INTENTION AS OF THE DATE OF THIS DOCUMENT AND IS BASED UPON, AMONG OTHER THINGS, THE EXISTING REGULATORY ENVIRONMENT, INDUSTRY CONDITIONS, MARKET CONDITIONS AND PRICES, THE ECONOMY IN GENERAL AND OUR ASSUMPTIONS AS OF SUCH DATE. WE MAY CHANGE OUR INTENTIONS, AT ANY TIME AND WITHOUT NOTICE, BASED UPON ANY CHANGES IN SUCH FACTORS, IN OUR ASSUMPTIONS OR OTHERWISE.

                                     PART I

         In this Annual Report on Form 10-K, we will refer to Zhongpin Inc., a Delaware corporation, as "our company," "we," "us," and "our."

ITEM 1. - BUSINESS

OVERVIEW

         We are principally engaged in the meat and food processing business in The People's Republic of China (the "PRC"). In 2005, we were one of the top 151 national agricultural industrial enterprises in the PRC and, in terms of revenue, were ranked the eighth largest producer in the national meat industry. Our five processing plants, which are located in Henan Province in the PRC, have a total of seven production lines with an aggregate processing capacity of approximately 300 metric tons per day. We also have recently begun the production and sale of vegetables and have contracts with more than 120 farms in Henan Province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes. Our products are sold under the "Zhongpin" and "Shengpin" brand names.

         The PRC is the largest food consuming nation in the world and is the world's largest pork producer and consumer. The meat and meat processing industry in the PRC is regarded by the central government as a "key" industry and certain participants in the industry receive special tax incentives and technology subsidies. In 2004, domestic demand for meat and related products totaled 72,360,000 metric tons and is expected to reach 100,000,000 metric tons by 2010. The total domestic production value of meat and related products in 2004 was US$84 billion and the estimated production value in 2010 is expected to be US$120 billion. Domestic per capita meat consumption was estimated to be approximately 49 kg in 2004 and is expected to increase to 70-80 kg by 2010. Per capita consumption in urban areas is twice the amount of the national average.

         Our customers include over ten international fast food companies in the PRC, over 30 export-registered processing factories and over 1,200 school cafeterias, factory canteens, army posts and national departments. We also sell directly to over 2,000 retail outlets, including supermarkets, within the PRC.

         To differentiate our company from other market incumbents, we also have successfully implemented a unique retail strategy that includes the establishment of a network of showcase stores, branded network stores and supermarket counters that are exclusive retailers of our product lines. At March 15, 2006, we had a total of 69 showcase stores, 528 network stores and 1,514 supermarket counter locations.

         We believe we are a market leader in the meat and meat products industry in the PRC and that the principal strengths of our company are as follows:

         o We have a unique, vertically-integrated fresh meat, meat products, fresh produce and fruit supply chain from farming, slaughtering, cutting, processing and wholesaling to retailing;

         o   We have a wide distribution network through major areas of the PRC;

         o The "Zhongpin" and "Shengpin" brand names are well recognized in major areas of the PRC as established and leading brands;

         o We have advanced production equipment for the packaging of meat and food;

         o Our customers include some of the largest supermarket chains, such as Lianhua Supermarket Group, Carrefour China and Metro (China) Group;

         o We have superior logistics management and efficient delivery system that utilizes over 60 temperature-controlled container trucks and public railway services;

         o Our experienced management team, led by our founder and Chairman, Mr. Zhu Xianfu, has demonstrable ability to grow and expand our business;

         o   We have an emphasis on quality assurance systems;

         o We have a comprehensive brand building strategy and brand equity management;

         o We have innovative product development, with more than 100 new products now under development;

         o We have experienced average annual revenue growth of 81% (cumulative growth of 322%) and average annual profit growth of 138% (cumulative growth of 553%) from 2001 through 2005; and

         o   We have a proven growth strategy.

DEVELOPMENT OF BUSINESS

         We are a holding company and conduct substantially all of our production, marketing, finance, research and development, and administrative activities through our indirect subsidiary, Henan Zhongpin Food Share Co., Ltd., a company established in the PRC ("Henan Zhongpin"). Henan Zhongpin was established in 1993 as a state-owned meat processing factory from a spin off of a larger state-owned enterprise. In 1997, certain members of our current management team purchased the business in connection with a privatization scheme and restructured the enterprise under the name Changee Zhongpin Food Industry Co., Ltd. as a privately-held entity with six shareholders. In 2000, Henan Zhongpin's corporate name was changed to "Henan Zhongpin Food Share Co., Ltd.," and, in order to comply with regulations under Chinese law regarding the use of the word "Share" in Henan Zhongpin's corporate name, Henan Zhongpin Food Co., Ltd. was incorporated as wholly-owned foreign enterprise ("WOFE"). In 2001, Henan Zhongpin purchased Yanling Meat Factory and established a share-holding subsidiary company, Henan Zhongpin Industry Co., Ltd. In 2004, Henan Zhongpin established a subsidiary company, Henan Zhongpin Imports and Exports Trade Co., Ltd., to conduct its international business operations.

         To enable Henan Zhongpin Food Co., Ltd. to raise equity capital from investors outside of the PRC, on July 21, 2005, Henan Zhongpin established a holding company by incorporating Falcon Link Investment Limited ("Falcon Link") in the British Virgin Islands. On September 15, 2005, Falcon Link acquired all of the equity interests in Henan Zhongpin Food Co., Ltd., which is the controlling shareholder of Henan Zhongpin.

         We were incorporated in the State of Delaware under the name "Strong Technical, Inc." on February 4, 2003. Prior to March 30, 2005, we had been engaged in the business of supplying skilled workers and engineering professionals (engineers, designers and draftspersons) to businesses on a temporary basis. On March 30, 2005, we discontinued our operations and continued as a public "shell" corporation with no significant revenues or assets as we attempted to develop various business opportunities. On January 30, 2006, we acquired all of the outstanding shares of Falcon Link in exchange for the issuance by us of restricted shares of our common stock to the shareholders of Falcon Link. As a result of that transaction, which is commonly referred to as a "reverse acquisition," Falcon Link became our wholly-owned subsidiary and we changed our corporate name to Zhongpin Inc.

         Our corporate organizational chart is set forth below.


                               [GRAPHIC OMITTED]


------------
(1) Under the laws of the PRC, Henan Zhongpin is required to have at least five individual shareholders to use the word "share" in its corporate name. In connection with the formation of Henan Zhongpin, each of the individual shareholders of Henan Zhongpin irrevocably assigned to Henan Zhongpin Food Co., Ltd. all of the economic benefits to which he is or may be entitled as a shareholder of Henan Zhongpin.

AVAILABLE INFORMATION

         We maintain a corporate website with the address www.zhongpin.com. We have not incorporated by reference into this Report on Form 10-K the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only. We make available free of charge through our corporate website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, through a link to the EDGAR database, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

INDUSTRY OVERVIEW

         THE MEAT INDUSTRY IN THE PRC. The market for pork in the PRC is the largest in the world, accounting for more than 50% of global production and consumption. In value terms, the PRC's overall meat industry is the second largest sector in the country's entire retail food market basket. The vast majority of meat sales in the PRC continue to take place in free wet markets, most of which are to be found in open-air markets or on streets. These markets provide a venue through which the customer can buy live poultry or freshly slaughtered meat produce direct from local farmers.

         The meat industry in the PRC is characterized by fragmentation, sanitation and hygiene issues, as well as social demographic trends. The meat industry is highly fragmented, where supply is extremely localized with limited distribution capability. The PRC's vast geography and under-developed transport infrastructure have made it impossible to create national or even regional level competition in the industry and thus, there are no genuine market leaders.

         In 2004, the meat sector (fresh, frozen and processed) made up 13.23% of the total value of the PRC's retail food market basket, a proportion that has remained relatively constant. The total retail value of the PRC's fresh meat sector was approximately RMB313.33 billion (US$37.86 billion) in 2004. The fresh meat sector continues to dominate the total meat and meat products market, which registered a value of RMB334.96 billion (US$40.47 billion) in 2004. Social and demographic trends have dictated a switching of consumer preference from processed meat in the earlier decades to a growing demand for frozen and fresh/chilled meat.

         Factors which instituted this structural change include:

            o Increasing demand and ownership in the PRC of household appliances, especially refrigerators and microwave ovens. By the early 1990's, the penetration rate for household ownership of refrigerators was close to 100% in many major cities, depending on the economic prosperity of the region.

            o Improvements in hygiene, sanitation, as well as the establishment of the cold chain infrastructure have elongated the wholesale and retail process. The cold chain infrastructure refers to the complex network of processes and services used to transport and preserve edible products in a controlled temperature environment. Modern preparation and storage methods have resulted in longer life cycles for frozen and fresh/chilled meat products. Superior taste and nutrition, aided by the cold chain infrastructure have allowed fresh/chilled and frozen meat products to become preferences for today's consumers in the PRC, at the expense of highly processed meat products.

            o Increases in per capital income as well as a proportionate share of such increase spent on food. In the PRC, roughly one-third of every new dollar of income is spent on food, and meat is a major target for much of the new spending.

            o The PRC's new middle class, defined as those with annual incomes of at least 40,000 RMB (US$5,000), numbered approximately 60 million people in 2002 and is expected to climb sharply to 160 million by 2010.

         THE RETAIL MEAT MARKET. Total volume sales of fresh and processed meat and meat products in the PRC increased to 25.69 million tons (23.30 million metric tons) in 2004, which represented an increase of approximately 46.74% from 1998 sales levels. As the market matures, total growth is expected to continue its slowdown, eventually settling at approximately 5-6% per annum in volume terms. Consumption volumes are likely to increase as more consumers reach a standard of living that enables them to eat meat and meat products at home on a more frequent basis.

         In 2004, the meat and meat products sector in the PRC accounted for 13.23% of the national retail food market basket in terms of value, which was second only to the vegetable sector. Prior to the economic reforms that commenced in the PRC in 1978, meat was traditionally eaten in the PRC only when money could allow, or on special occasions. As a result, as recently as 25 years ago, regular meat consumption was out of the reach of approximately 200 million people living under the absolute poverty line. The introduction of economic reforms in the PRC in the late 1970s has allowed the number of citizens living under absolute poverty levels to decline to less than 50 million individuals. This has enabled more consumers to enjoy meat on a regular basis. In the cities, most consumers can afford to eat meat at any time without regard to cost.

         As a result, not only are more people buying fresh meat in the PRC, but there also is increasing demand for a wider range of processed meat products. The market has quickly evolved to meet this demand, helped by the emergence and spread of efficiently managed grocery and retail chains - notably supermarkets, convenience stores and hypermarkets.

         The retail market for fresh and processed meat and meat products in the PRC has grown strongly over the past ten years due, primarily, to the following key factors:

            o Increased consumer spending power, which has lead to raised consumer aspirations and the ability of consumers to make more frequent purchases of fresh and processed meat and meat products, as well as purchases of more expensive products;

            o Rationalization and consolidation of the PRC's domestic industry has improved industry productivity and profitability, and has raised the level of market supply;

            o Development of more integrated distribution systems and infrastructure throughout the PRC, which has lead to better distribution around the country from manufacturer to retailer; and

            o Increased market penetration of more organized retail outlets with chilled and frozen produce display cabinets which, in turn, has created a larger overall outlet for fresh and processed meat and meat products.

         These factors have led not only to increased consumer demand, but also to improvements in the ability of meat processors and distributors to get their products to consumers in fresher condition. The meat processors also have helped to increase demand by improving the variety of products they are able to supply.

BUSINESS STRATEGY

         Our long-term business strategy is to establish our company as the leading provider of meats and fresh foods in the PRC. Our goal is to increase our market presence and to provide our customers with the highest quality, freshest, healthiest, most nutritious and safest meat and food products. The key elements of our growth strategy include the following:

         INCREASE OUR BRAND RECOGNITION. We believe sustainable growth can best be achieved through a recognizable brand name, and we are focused on building the best nationally-known brand name in the food business in the PRC. We intend to invest heavily in building our Zhongpin brand as a unique identity and to position our brand platform to create the perception and image of "HEALTH, NUTRITION, FRESHNESS AND QUALITY" in the minds of our customers.

         We intend to build our brand by building a comprehensive brand awareness program that will focus on advertising and promotion, pricing strategies, distribution channels and packaging design and functionality. In addition, in order to differentiate the quality of our products from those of our competitors and to help foster strong brand recognition with consumers, we have supplemented our wholesale distribution channels by establishing and implementing a network of specialty, high-end boutique grocery stores to showcase our meat, vegetable and fruit products. At March 15, 2006, we had 69 showcase stores, 528 network stores and 1,514 "Zhongpin" supermarket counters. We believe our retail stores will help create additional brand awareness that will benefit our wholesale customers and will showcase all of our products in a manner that will provide the consumer with a broader view of our strategies and goals.

         EXPAND OUR MARKET PRESENCE. In the PRC, the pork industry is highly fragmented and supply is extremely localized with limited distribution capability. The vast geography and under-developed transportation infrastructure in the PRC have made it difficult to create national or even regional competition in the meat and fresh foods industry, and no genuine market leaders have emerged.

         We regard our logistics capabilities as the keystone to our growth strategy and believe our comprehensive plan for logistics management, which includes the integration and coordination of our transportation, warehouse management and inventory control systems, as well as the integration of our marketing and manufacturing efforts, will enable us to accelerate our growth by expanding our operations across the PRC and internationally. At March 15, 2006, we operated sales offices and warehouses in over 50 cities in the PRC, including Shanghai, Beijing, Guangzhou, Zhengzhou, Wuhan and Xi'an. We plan to expand our network of sales offices and warehouses in up to ten additional cities in the PRC by the end of 2006, and are targeting cities with over 1,000,000 residents, annual per capita income exceeding 10,000 RMB ($1,245) and good infrastructure, including transportation, telecommunications and a positive commercial environment.

         We may also pursue an acquisition strategy to increase the number or type of products we offer, increase our manufacturing or production capabilities, acquire animal or agricultural farms to strengthen our sources of supply, or broaden our geographic reach and our ability to sell and distribute products in domestic and overseas regions in which we do not currently transact business. We believe the industry in which we operate is highly fragmented and that significant opportunities are available to a business that can consolidate production and sales capabilities and the resources of a number of existing producers in the fresh meat and produce markets, including the cost savings that are inherent in a vertically integrated business.

         EXPAND OUR PRODUCT LINES. At March 15, 2006, our product line included over 150 unique meat products and over 20 different categories of vegetables and fresh fruits. In 2000, we established a research and development center to help us develop new processing technologies and food products. We also work with over 50 unaffiliated scientists and experts who act as our outside technical consultants in the development of new processes and products. Our strategic planning and marketing departments also conduct market studies, seek to spot developing trends in the meat and fresh foods industries and evaluate the ever-changing consumer consumption patterns in the PRC. We intend to strengthen our market position and accelerate our growth by introducing new lines of low temperature meat products with a view to maintaining customer interest and creating new demand. We also believe the introduction of new products will broaden our product range and make it more difficult for new competitors to enter the market or to attain significant sales or market share upon entry into the market. At March 15, 2006, we had more than 100 new products under development.

         MAINTAIN OUR TECHNOLOGICAL SUPERIORITY. We have pursued an integrated approach in designing our operations and have formulated a strategy to address the current issues in the meat and fresh foods industry in the PRC, such as hygiene, sanitation and distribution capability, that have hindered the development of national brands by the larger incumbents in the industry. We have purchased state-of-the-art equipment and installed production lines with the most current technology in our processing plants. In addition, our advanced information technology capability furnishes management with real time information flow that enables all of our functional departments, including marketing, sales, strategic planning, logistics management, procurement, retail, trading and export, to exploit and utilize timely information on pricing, demand, transportation and inventory levels. We believe our logistics management capabilities also provide us a competitive advantage by allowing us to implement significant modifications in our logistics systems on a quick response basis. With feedback from our marketing and sales teams, procurement department and strategic planning group, we can modify our systems in response to changes in the marketplace, competition, government regulations and technology, such as the use of bar codes and electronic interchange to enhance the speed and accuracy of information.

OUR PRODUCTS

OUR PORK PRODUCTS.

         The chilled and frozen pork products we produce are sold as various cuts of meat, such as the shoulder, the ribs, the loin or the leg. Other parts of the pig, such as the head, ears, trotters and internal organs, have a ready market in the PRC and are also distributed and sold by us.

         The pork products produced by our abattoirs are sold to a wide variety of customers, such as meat and food distributors, wholesalers and importers, food and food processing companies and markets and supermarkets. Our pork products are distributed and sold locally in the domestic market and also are exported.

         CHILLED PORK. In our production of chilled pork, meat is chilled but not frozen at a temperature of between 32o F (0oC) and 39.2 oF (4oC), immediately after it is cut and packed, and thereafter maintained at that temperature during storage or transportation. This serves to preserve the freshness and quality of the meat. Chilled pork will usually have to be consumed within one week from the time of slaughter.

         While chilled pork generally is more costly than frozen pork, our market research indicates a trend among customers toward chilled pork and away from frozen pork. Most of the chilled pork we produce is distributed and sold to domestic customers who comprise mainly fresh food distributors and wholesalers, markets and supermarkets located in the cities of Henan Province and 19 other provinces in which our products are sold.

         FROZEN PORK. In the production of our frozen pork, the meat is frozen at -31oF (-35oC) to -40oF (-40oC) for 48 hours, after which it is stored or transported at a constant temperature of between -0.4oF (-18oC) to -13oF (-25oC). Generally, frozen pork can be kept for about six months from the time of slaughter. Frozen pork is cheaper relative to chilled pork at the retail level. Food and food processing companies usually require frozen pork in their production of processed meats such as luncheon meat and canned, stewed meat. In the PRC, most of the pork sold in markets, supermarkets and restaurants is frozen. The domestic customers for our frozen pork include food processing companies and food distributors.

         PIG BY-PRODUCTS & VARIETY MEATS. Pig heads, ears and trotters and the internal organs, such as the kidneys, livers, stomachs and intestines, are commonly used in Chinese cuisine and therefore have a ready market. We usually sell these by-products and variety meats to domestic customers. These items are also sold to food processing companies to be used as raw materials for other meat and meat-based products.

         PREPARED MEATS. We also produce our own brand of prepared meats, such as sausages, hams and Chinese cured hams, as well as five categories of quick-freeze prepared meats consisting of more than 100 items.

OUR FRUIT AND VEGETABLE PRODUCTS.

         We contract with more than 120 farms in Henan Province and nearby areas to produce high quality vegetable varieties and fruits suitable for export purposes. We have contracted with farms close in proximity to our operations to ensure freshness from harvest to processing. The farms are relatively small, ranging in size from 24.7 acres to 123.5 acres (10-50 hectares), with the largest being approximately 1,358.5 acres (550 hectares). We contract to grow more than 20 categories of vegetables and fruit, including asparagus, sweet corn, broccoli, mushrooms, lima beans and strawberries. In recent years, we have worked closely with the Henan Academy of Agricultural Sciences in the PRC to improve the yield and quality of crops.

         Since 2001, we have been contracting with farms to produce selected vegetables and fruits. Our technicians are sent to candidate farms to test the soil and water quality and to evaluate local climatic conditions. Vegetables and fruit grown at the candidate farms are evaluated in our laboratories. If the quality of the farm products meets our standards, we enter into a contract with the farm. Seeds, fertilizer and pesticides will be provided to the contracted farm. During the growing season, the vegetables or fruit at the contracted farms are monitored and tested. At harvest, produce is tested and purchased based on product criteria stated in the contract.

MANUFACTURING AND PRODUCTION

         We own and operate two abattoirs, one in Changge City, Henan Province and the other in Yanling, Henan Province, to carry out the business of slaughtering pigs and the production and sale of chilled and frozen pork products. The abattoirs have cold storage facilities in which the meat is kept prior to being transported to our customers. The current aggregate production capacity of the two abattoirs is 220.05 tons (200 metric tons) per eight-hour day. We also have an additional 110.25 ton (100 metric ton) daily capacity available to us through contract abattoirs operating within our quality assurance standards.

         We procure pigs from local pig farms and breeders located in the vicinity of Changge City, Henan Province. All the pigs we purchase for slaughtering in our abattoirs must have all the health certificates issued by the relevant authorities in the PRC to ensure that the pigs have been under strict and consistent supervision during the rearing period and are in good health when they are purchased by us. In addition, the pigs slaughtered in our abattoirs are also subject to inspections by our own team of certified veterinarians.

         PRODUCTION OF CHILLED & FROZEN PORK PRODUCTS. Our veterinarians ensure that only healthy pigs are slaughtered at our abattoirs. We maintain all of the required licenses and certificates from the relevant central and local government authorities with regard to our pork production business. In May 2002, we were awarded ISO 9001 certification that covers our production, research and development and sales activities. The ISO 9001 certification indicates that our abattoirs and pork production operations comply with international standards of quality assurance established by the International Organization of Standardization. All of our production lines have also passed HACCP (Hazard Analysis and Critical Control Point) under GMP (Good Manufacturing Practice) and SSOP (Sanitation Standard Operating Procedure in the
PRC).

         When pigs arrive at the abattoirs, our certified veterinarians, together with the local Animal Husbandry Department inspectors, conduct a physical inspection of the pigs to ascertain whether they are fit for human consumption. Blood and urine samples are obtained from a random sample of pigs which are tested for disease. The pigs are then weighed and are quarantined for approximately 24 hours during which only water is provided to the pigs.

         After the quarantine period has passed, we conduct another physical inspection of the pigs. This physical inspection is conducted jointly with the inspectors from the Animal Husbandry Department. Pigs that are found fit for human consumption will be slaughtered while those found to be deficient are immediately culled. We shower the pigs with water before and after slaughter to clean them. Instruments used for slaughtering and cutting up the carcasses are sterilized several times a day.

         Quality control checks are conducted at all production stages to detect and remove meat that is spoiled or has been infected by bacteria. The appearance of the skin, internal organs and the meat itself are subject to physical observation and laboratory testing to see if the pig is diseased. Every pig that is slaughtered in our abattoirs is assigned a serial number so that a trace can be run on any processed pig. All of these quality control checks are conducted by our veterinarians and quality control staff.

         A high level of hygiene is maintained at our abattoirs. Anyone, including staff and visitors, who enter the abattoirs must first put on protective clothing and be sterilized with disinfectant. All packaging materials used for meat must also be sterilized.

         At March 15, 2006, a total of 70 employees worked in our quality assurance program. They consisted of nine quality control engineers and 61 staff. The quality control laboratory meets and exceeds all standards set by the authorities and relevant agencies in the PRC.

         STORAGE AND TRANSPORTATION OF PORK PRODUCTS. The pork products from freshly slaughtered pigs at our abattoirs are blast frozen after slaughtering to prevent deterioration of the meat caused by bacteria or chemical changes. Frozen meat is stored in cold storage facilities at a temperature of between -9.4oF (-23oC) and -0.4oF (-18oC) for 24 hours before being transported. Chilled meat is chilled to between 32oF (0oC) and 39.2oF (4oC) before being transported to customers. The chilled and frozen pork are maintained within the requisite temperature ranges, during subsequent handling, transportation and distribution to retain freshness and to prevent deterioration of the meat.

MARKETING AND DISTRIBUTION

         We have sales offices and warehouses in 50 cities in the PRC, extending from Henan Province, in which our headquarters is located, to South China, East China, North China and the South midland of the PRC. We plan to further expand our network of sales offices and warehouses in 50 other cities in the PRC by the end of 2006 in order to meet consumer demand.

         We market our pork products through a sales team and a network of agents in 20 provinces throughout the PRC. The sales team is responsible for securing orders for our pork products, maintaining and building relationships with existing customers and for securing new customers. Our sales team is also involved in identifying new markets in line with the existing customer base and our geographical expansion plans.

         Our sales teams travel to major cities in the PRC, such as Shanghai, Beijing, Wuhan and Zhengzhou, to market and sell our pork products to wholesale markets and selected retail chains in those cities. We usually transport pork products by refrigerated trucks. Railroads are used for transporting pork products to those cities that are located at a distance from our operations center in Changge City, Henan Province.

         In addition, our sales teams travel and market pork products, vegetables and fruits to potential customers in Europe, Russia, the United States, Hong Kong and selected countries in Asia. During the years ended December 31, 2003, 2004 and 2005, we exported approximately 1,645 tons (1,672 metric tons), 2,588 tons (2,630 metric tons) and 4,011 tons (4,076 metric tons), respectively, of pork products, and 571 tons (580 metric tons), 846 tons (860 metric tons) and 1,102 tons (1,120 metric tons), respectively, of vegetables and fruits, which collectively accounted for approximately 10.4%, 11.5% and 10.4%, respectively, of our total revenues for such periods.

         We also sell directly to selected chains and independent resellers. Some of the major selection criteria we employ to screen resellers are as follows:

            o   Market potential of the reseller's location;

            o   Competitiveness of the local market;

            o   Location and coverage;

            o   Traffic density; and

            o   Credibility of the operator and market development capacity.

RETAIL OPERATIONS

         We have successfully established a unique, vertically-integrated fresh meat and meat products supply chain from farming, slaughtering, cutting, processing and wholesaling to retailing via an exclusive network of showcase stores, network stores and supermarket brand counters. We believe our unique business model differentiates our company from other major national meat and meat products producers in the PRC. We have supplemented our wholesale channels by establishing a unique retail network to establish a second sales channel while minimizing channel conflict. We believe that by broadening awareness of our entire product line, our retail stores will help drive the revenues of all of our business lines, including the revenues of the retailers that are wholesaling portions of our product line.

         Our advertising also generally promotes our brands rather than a particular store, in an effort to drive business to every retailer that carries our products and not just to our network of retail stores. The Company's marketing goals are not designed to take business from the supermarkets or other partners of our company, but to increase the overall number of buyers of our branded products.

         SHOWCASE STORES. Based on market research and evolving consumption trends, we have taken a customer-driven marketing approach and have focused on a core customer segment that consists of the new middle class in the PRC, which generally includes the rapidly increasing number of middle class households with annual income above RMB40,000 (U.S.$5,000). We believe this consumer segment has disposable income and a willingness to spend on quality goods and services. A study conducted by MasterCard International concluded the middle-class segment of the PRC numbered approximately 60 million people in 2002 and is expected to climb sharply to 160 million people by 2010. As a result, we are pursuing a first-mover advantage and have developed the concept of high-end specialty boutique grocery chain stores to offer our products and other merchandise for the convenience of a typical two-income, middle-class family that shops daily after work.

         The showcase stores are designed to highlight all of our products, as well as to provide customers with a broad view of our strategies and goals. At March 15, 2006, there were 69 showcase stores, most of which were located at "Main & Main" locations in major cities within Henan Province. The showcase stores are owned and operated by independent operators, but share the same design and physical layout, and are managed in accordance with our operating procedures. All employees of these stores are required to undergo our vigorous three-month training program. In addition, we establish the merchandising and pricing policies of these stores. On average, approximately 90% of all revenues generated in these stores are derived from sales of our products.

         NETWORK STORES. In addition to the showcase stores, we sell products through network stores that are owned and operated by independent operators. At March 15, 2006, there were 528 network stores that were generally located in the larger cities in Henan Province and adjoining provinces. We provide the operators of the network stores standardized physical designs and layouts for each store, and the operators of the network stores manage the business following our management guidelines and pricing policies. Each store has the right to use "Zhongpin" logos and brands. On average, approximately 70% of the revenues generated from such stores are derived from the sale of our branded products.

         ZHONGPIN SUPERMARKET COUNTERS. We also have established "Zhongpin" supermarket counters in supermarkets and local markets. At March 15, 2006, there were 1,514 Zhongpin supermarket counters. The counters are exclusive purveyors of our meats and meat products. These counters are owned and operated by the supermarkets and local markets. A majority of the "Zhongpin" counters at supermarkets use our standardized physical design and layout in addition to related rules and guidelines provided by the supermarket partners.

RESEARCH AND DEVELOPMENT

         Research and development continues to be a significant component of our strategy to extend our existing brands and product lines and expand into new branded items and product lines. In 1999, Henan Zhongpin founded Zhongpin Technology Research and Development Center, a food research institute in Changge City, Henan Province. In 2000, Henan Zhongpin established a technology center, which has evolved into the technical research center for the entire meat industry in Henan Province. At March 15, 2006, the research center employed 35 scientists and technicians. The mission of the research center is to develop new processing technologies and food products. In addition, our product development team works with the China Meat Processing Research Center, the premier research institute for meat processing technology in the PRC, and we have jointly established a research center in Beijing. We also work with scientists and researchers from Beijing University, China Agricultural University, the Chinese Academy of Agricultural Science, Henan Agricultural University and other universities to develop production technologies and innovative meat products. At March 15, 2006, we had relationships with 21 scientists and experts who act as our outside technical consultants.

         During 2005, we launched over 40 new products that were developed in our technology center and we currently have more than 100 new products under development. Our expenditures for research and development for the years ended December 31, 2003, 2004 and 2005 were approximately $284,000, $435,000 and $723,000, respectively.

INTELLECTUAL PROPERTY

         We regard brand positioning as the core of our competitive strategy. Since the ultimate aim of our business strategy is to satisfy the customer, gaining a valued position in the minds of customers is of paramount importance. Our branding process seeks to create a unique identity and to properly position our brand platform. We intend to position our brands, "Zhongpin" and "Shengpin", and to protect our brand identity, in order to create the perception and image of "HEALTH, NUTRITION, FRESHNESS AND QUALITY" in the minds of our customers.

         We currently have registered trademarks for "Zhongpin" and "Shengpin" in the PRC, and have applied, or are in the process of applying, to register those marks in a number of other significant jurisdictions around the world, including Australia, Belgium, Canada, France, Germany, Holland, Japan, North Korea, Philippines, Russia, Singapore, South Korea, the United Kingdom and the United States.

         We believe we have the right to use our trademarks for the product categories for which they are currently used. However, there can be no assurance that any application we make to register any tradename or trademark will be approved and/or that the right to the use of any such trademarks outside of their respective current areas of usage will not be claimed by others. If trademarks are issued, there can be no assurance as to the extent of the protection that will be granted to us as a result of having such trademarks or that we will be able to afford the expenses of any complex litigation that may be necessary to enforce our trademark rights. Our failure to enforce successfully our trademark rights may have a material adverse impact on our business.

COMPETITION

         The production and sale of meat and food products in the PRC and internationally are highly competitive. There are numerous producers of processed meat products in the PRC, a number of which market their products under different brand names. We believe most of these producers have only one or two lines of production facilities and sell their products primarily in the areas surrounding their facilities. Due to the lack of logistics capabilities, we believe there are no national market leaders in the meat industry in the PRC. As a result, our products compete with different brands in different areas of the PRC. A number of our competitors, including North-China Shuanghui (Shineway) Food Co., Ltd., Yurun Food Group Limited and People's Food Holdings Limited, have greater resources, own or control more processing plants and equipment, or offer a larger product line that we do. In addition, a number of the world's largest food processing companies have recently established joint ventures with food manufacturers or producers in the PRC, and we expect competition from these ventures to increase in the future.

         We believe all food segments in the PRC compete on the basis of price, product quality, brand identification and customer service. Through our aggressive marketing and strong quality assurance programs, our competitive strategy is to provide a higher quality of products that possess strong brand recognition, which will in turn support higher value perceptions from customers.

GOVERNMENT REGULATION

         The PRC government is actively promulgating a plan for "safe meat" and is expected to raise the proportion of slaughtering automation to over 70% of all meat and actively enforce authorized slaughtering and quarantine. Special grants, subsidized financing, preferential tax policies, governmental funding and other subsidies are provided to enterprises in order to acquire state of the art technology and equipment in meat processing. Such government incentives provide competitive advantages and opportunities to well-performing companies because such policies work to raise the bar for entering the industry and to eliminate inefficient companies in the industry. We expect such government support for the processing of agricultural products to continue for a number of years in the foreseeable future. However, the determination as to whether we can continue to benefit from such government programs in the future will depend on how the government administers its incentive programs and how well we perform. If we maintain the current trend in our performance, it is possible we may obtain further government support through such incentive programs.

         The Tenth Five Year Development Programming of the China Meat Industry, promulgated in 2001, set the following guidelines:

            o Encourage comprehensive improvements in automation of abattoirs in "First-Tier" and "Second- Tier" cities and key provinces to improve the sanitary condition and the safety of meat products consumption. In the PRC, First-Tier cities refer to provincial capitals, municipalities directly under the Central Government (such as Beijing, Shanghai, Tianjin, and Chongqing), and municipalities directly linked with the Central Government in taxation (I.E., such cities do not need to send revenues to the provincial government) (such as Shenzhen, Ningbo, Qingdao, Dalian and Xiamen), whereas Second-Tier cities refer to cities with a population above 500,000, not including First-Tier cities.

            o Develop efficient scale production of pork, beef, mutton, poultry and eggs;

            o Develop processed meat and poultry products, with emphasis on chilled fresh meat, packaged meat and ready-to-eat meat products;

            o Encourage consolidation of fragmented producers and distributors to form scale enterprises;

            o Foster quality brands and modern chain distribution networks with emphasis on developing cold storage chains;

            o Support the development of a competitive and quality domestic market; and

            o   Develop exports to international markets.

EMPLOYEES

         As of March 15, 2006, we employed 2,260 employees, of whom 1,635 were operating personnel, 398 were sales personnel, 42 were research and development personnel and 185 were administrative personnel. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

ITEM 1A. RISK FACTORS

RISKS RELATING TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

         We have a limited operating history. While Henan Zhongpin was established as a state-owned meat processing factory in 1993, the current management team purchased the business via a privatization scheme and commenced a restructuring of the enterprise in 1997. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the growing market for fresh meats and processed meat products in the PRC. Some of these risks and uncertainties relate to our ability to:

            o offer additional food products to attract and retain a larger customer base;

            o attract additional customers and increased spending per customer;

            o increase awareness of our brand and continue to develop customer loyalty;

            o   respond to competitive market conditions;

            o   respond to changes in our regulatory environment;

            o   manage risks associated with intellectual property rights;

            o   maintain effective control of our costs and expenses;

            o   raise sufficient capital to sustain and expand our business;

            o   attract, retain and motivate qualified personnel; and

            o upgrade our technology to support additional research and development of new food products.

         If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

IF THERE ARE ANY INTERRUPTIONS TO OR DECLINE IN THE AMOUNT OR QUALITY OF OUR LIVE PIGS, RAW PORK OR OTHER MAJOR RAW MATERIAL SUPPLY, OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

         Live pigs and raw pork are the principal raw materials used in our production. We procure all of our live pigs and some of our raw pork from a number of third party suppliers. Our third party suppliers may not continue to be able to supply an adequate number of live pigs and raw pork to satisfy our present and future production needs. The supply of pork is dependent on the output of pig farms, which may be affected by outbreaks of diseases or epidemics. Our current suppliers may not be able to provide live pigs or raw pork of sufficient quality to meet our stringent quality control requirements. Any interruptions to or decline in the amount or quality of our live pigs or raw pork supply could materially disrupt our production and adversely affect our business. In addition to live pigs and raw pork, we also use additives and packaging in our production, which we source from third party suppliers, and resell a wide variety of fruits and vegetables, which we purchase from third party farms. Any interruptions to or decline in the amount or quality of our additives or packaging supply, or in the fruits or vegetables we procure, could also disrupt our production or sales and adversely affect our business. We are vulnerable to further increases in the price of raw materials (particularly of live pigs and raw pork) and other operating costs, and we may not be able to entirely offset these increasing costs by increasing the prices of our products, particularly our processed meat products.

         We purchase agricultural products, such as live pigs, raw pork and a wide variety of fruits and vegetables, for use in our production process and for resale. The price of such raw materials is subject to fluctuations that are attributable to a number of factors, such as the price of animal feed, diseases and infections, and weather conditions. During 2004, prices of live pigs rose sharply. According to the Ministry of Agriculture of the PRC, the average selling price of live pigs rose by approximately 35.6% from 2003 to 2004. If the costs of raw materials or other costs of production and distribution of our products increase further, and we are unable to entirely offset these increases by raising prices of our products, our profit margins and financial condition could be adversely affected.

WE MAY BE UNABLE TO ANTICIPATE CHANGES IN CONSUMER PREFERENCES FOR PROCESSED MEAT PRODUCTS, WHICH MAY RESULT IN DECREASED DEMAND FOR OUR PRODUCTS.

         Our continued success in the processed meat products market is in large part dependent on our ability to anticipate and develop products that appeal to the changing tastes, dietary habits and preferences of customers. If we are not able to anticipate and identify new consumer trends and develop new products accordingly, demand for our products may decline and our operating results may be adversely affected. In addition, we may incur significant costs relating to developing and marketing new products or expanding our existing product lines in reaction to what we perceive to be a consumer preference or demand. Such development or marketing may not result in the level of market acceptance, volume of sales or profitability anticipated.

IF THE CHILLED AND FROZEN PORK MARKET IN THE PRC DOES NOT GROW AS WE EXPECT, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS MAY BE ADVERSELY AFFECTED.

         We believe chilled and frozen pork products have strong growth potential in the PRC and, accordingly, we have continuously increased our sales of chilled and frozen pork. Since 2002, revenue attributable to our chilled and frozen pork products as a percentage of our total revenue has increased. If the chilled and frozen pork market in the PRC does not grow as we expect, our business may be harmed, we may need to adjust our growth strategy and our results of operation may be adversely affected.

WE REQUIRE VARIOUS LICENSES AND PERMITS TO OPERATE OUR BUSINESS, AND THE LOSS OF OR FAILURE TO RENEW ANY OR ALL OF THESE LICENSES AND PERMITS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

         In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business, including, without limitation, a slaughtering permit in respect of each of our chilled and frozen pork production facilities and a permit for production of industrial products in respect of each of our processed meat production facilities. We are required to comply with applicable hygiene and food safety standards in relation to our production processes. Our premises and transportation vehicles are subject to regular inspections by the regulatory authorities for compliance with applicable regulations. Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our production or distribution operations, which could disrupt our operations and adversely affect our business.

OUR ABILITY TO EXPORT MAY BE RESTRICTED IF WE CANNOT MAINTAIN CURRENT LICENSES OR OBTAIN ADDITIONAL LICENSES IN OTHER COUNTRIES AND REGIONS.

         For the three years ended December 31, 2005 revenue attributable to our export business as a percentage of our total revenue was approximately 10.4%, 11.5% and 10.4%, respectively. We must maintain certain licenses from applicable foreign governments in order to continue to export to those jurisdictions. In addition, we must apply for licenses from applicable foreign governments should we desire to export our products to countries with which we currently do not have business relations. We cannot assure you that we can maintain our current licenses for export or obtain licenses to export to countries with which we do not currently have business relations. The loss of any licenses or the inability to obtain new licenses to export may adversely affect our results of operations and financial condition.

WE ARE HIGHLY DEPENDENT ON SENIOR MANAGEMENT AND KEY RESEARCH AND DEVELOPMENT PERSONNEL.

         We are highly dependent on our senior management to manage our business and operations and our key research and development personnel for the development of new processing technologies and food products and the enhancement of our existing products. In particular, we rely substantially on our chairman and chief executive officer, Mr. Xianfu Zhu, to manage our operations. We also depend on our key research personnel. In addition, we also rely on information technology and logistics personnel for the production, storage and shipment of our products and on marketing and sales personnel, engineers and other personnel with technical and industry knowledge to transport, market and sell our products. We do not maintain key man life insurance on any of our senior management or key personnel. The loss of any one of them, in particular Mr. Zhu, would have a material adverse effect on our business and operations. Competition for senior management and research and development personnel is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key research and development personnel that we lose. In addition, if any member of our senior management or key research and development personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company. Although each of our senior management and key research and development personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key research and development personnel.

         We compete for qualified personnel with other food processing companies, food retailers logistics companies and research institutions. Intense competition for these personnel could cause our compensation costs to increase significantly, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

OUR GROWTH STRATEGY MAY PROVE TO BE DISRUPTIVE AND DIVERT MANAGEMENT RESOURCES.

         Our growth strategy may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly-hired employees, assumption of unknown liabilities and potential disputes. We could also experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware.

WE MAY REQUIRE ADDITIONAL FINANCING IN THE FUTURE.

         We may need to obtain additional debt or equity financing to fund future capital expenditures. Additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

            o limit our ability to pay dividends or require us to seek consent for the payment of dividends;

            o increase our vulnerability to general adverse economic and industry conditions;

            o require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

            o limit our flexibility in planning for, or reacting to, changes in our business and our industry.

         We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

OUR OPERATIONS ARE CASH INTENSIVE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE FAIL TO MAINTAIN SUFFICIENT LEVELS OF WORKING CAPITAL.

         We expend a significant amount of cash in our operations, principally to fund our raw material procurement. Our suppliers, in particular, suppliers of pigs, typically require payment in full within seven days after delivery, although some of our suppliers provide us with credit. In turn, we typically require our customers of chilled and frozen pork to make payment in full on delivery, although we offer some of our long-standing customers credit terms. We generally fund most of our working capital requirements out of cashflow generated from operations. If we fail to generate sufficient revenues from our sales, or if we experience difficulties collecting our accounts receivables, we may not have sufficient cashflow to fund our operating costs and our business could be adversely affected.

WE MAY BE UNABLE TO MAINTAIN OUR PROFITABILITY IN THE FACE OF A CONSOLIDATING RETAIL ENVIRONMENT IN THE PRC.

         We sell substantial amounts of our products to supermarkets and large retailers. The supermarket and food retail industry in the PRC has been, and is expected to continue, undergoing a trend of development and consolidation. As the food retail trade continues to consolidate and our retail customers grow larger and become more sophisticated, they may demand lower pricing and increased promotional programs. Furthermore, larger customers may be better able to operate on reduced inventories and potentially develop or increase their focus on private label products. If we fail to maintain a good relationship with our large retail customers, or maintain a wide offering of quality products, or if we lower our prices or increase promotional support of our products in response to pressure from our customers and are unable to increase the volume of our products sold, our profitability could decline.

OUR OPERATING RESULTS MAY FLUCTUATE FROM PERIOD TO PERIOD AND IF WE FAIL TO MEET MARKET EXPECTATIONS FOR A PARTICULAR PERIOD, OUR SHARE PRICE MAY DECLINE.

         Our operating results have fluctuated from period to period and are likely to continue to fluctuate as a result of a wide range of factors, including seasonal variations in live pig supply and processed meat products consumption. For example, demand for our products in general is relatively high before the Chinese New Year in January or February each year and lower thereafter. Our production and sales of chilled and frozen pork are generally lower in the summer, due to a lower supply of live pigs. Interim reports may not be indicative of our performance for the year or our future performance, and period-to-period comparisons may not be meaningful due to a number of reasons beyond our control. We cannot assure you that our operating results will meet the expectations of market analysts or our investors. If we fail to meet their expectations, there may be a decline in our share price.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUES FROM SALES IN THE PRC AND ANY DOWNTURN IN THE CHINESE ECONOMY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

         Substantially all of our revenues are generated from sales in the PRC. We anticipate that revenues from sales of our products in the PRC will continue to represent a substantial proportion of our total revenues in the near future. Any significant decline in the condition of the PRC economy could, among other things, adversely affect consumer buying power and discourage consumption of our products, which in turn would have a material adverse effect on our business and financial condition.

WE RELY ON OUR EXCLUSIVE NETWORK OF SHOWCASE STORES, NETWORK STORES AND SUPERMARKET BRAND COUNTERS FOR THE SUCCESS OF OUR SALES AND OUR BRAND IMAGE, AND SHOULD THEY PERFORM POORLY, OUR BUSINESS AND BRAND IMAGE COULD BE MATERIALLY AND ADVERSELY AFFECTED.

         In addition to our sales to wholesale customers, we sell our products through showcase stores, network stores and supermarket brand counters. All of these retail based stores exclusively sell our pork products and display the Zhongpin logo on the fascia of the stores. For the years ended December 31, 2003, 2004 and 2005, these retail outlets accounted for approximately 39%, 47% and 48%, respectively, of our total revenue. If the sales performance of our retail based stores deteriorates, this could adversely affect the financial results of the company. In addition, any sanitation, hygiene, or food quality problems that might arise from the retail based stores could adversely affect our brand image and lead to a loss of sales. The company does not own or franchise any of the retail based stores.

WE RELY ON THE PERFORMANCE OF OUR WHOLESALE RETAILER AND MASS MERCHANT CUSTOMERS FOR THE SUCCESS OF OUR SALES, AND SHOULD THEY PERFORM POORLY OR GIVE PRIORITY TO OUR COMPETITORS' PRODUCTS, OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

         In addition to our retail sales channel, we sell our products to supermarkets and large retailers, which in turn sell the products to end consumers. If the sales performance of our wholesale customers deteriorates, this could adversely affect the performance of our products. Furthermore, our wholesale customers also carry products which directly compete with our products for retail space and consumer purchases. There is a risk that our wholesale customers may give higher priority to products of, or form alliances with, our competitors. If our wholesale customers do not continue to purchase our products, or provide our products with similar levels of promotional support, our sales performance and brand imaging could be adversely affected.

THE LOSS OF ANY OF OUR SIGNIFICANT CUSTOMERS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         Our key customers are principally supermarkets and large retailers in the PRC. For the years ended December 31, 2003, 2004 and 2005, sales to our five largest customers amounted in aggregate to approximately $8.4 million, $11.1 million and $15.5 million, respectively, accounting for approximately 28%, 26% and 21%, respectively, of our total revenue. We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

RECENT REGULATORY ENFORCEMENT CRACKDOWNS ON FOOD PROCESSING COMPANIES IN THE PRC COULD ADVERSELY AFFECT OUR BUSINESSES.

         Recently, the PRC government authorities have taken certain measures to maintain the PRC food market in good order and to improve the integrity of the PRC food industry, such as enforcing full compliance with industry standards and closing certain food processing companies in the PRC that did not meet regulatory standards. We cannot assure you that our businesses and operations will not be affected as a result of the deteriorating reputation of the food industry in the PRC due to recent scandals regarding food products.

ENVIRONMENTAL REGULATIONS AND RELATED LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

         Our operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Failure to comply with any laws and regulations and future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity.

         We have incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations. We cannot assure you that additional environmental issues will not require currently unanticipated investigations, assessments or expenditures, or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs.

OUR CONTROLLING SHAREHOLDER HAS SIGNIFICANT INFLUENCE OVER OUR MANAGEMENT AND AFFAIRS AND COULD EXERCISE THIS INFLUENCE AGAINST YOUR BEST INTERESTS.

         Mr. Xianfu Zhu, our controlling shareholder, beneficially owns approximately 34.1% of our outstanding shares of common stock (which includes shares of common stock issuable upon conversion of our outstanding shares of Series A convertible preferred stock), and our other executive officers and directors collectively beneficially own an additional 7.5% of our outstanding shares of common stock. As a result, pursuant to our By-laws and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our Company, including, but not limited to, any shareholder approvals for the election of our Directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our By-laws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

DETERIORATION OF OUR PERISHABLE PRODUCTS MAY OCCUR DUE TO DELIVERY DELAYS, MALFUNCTIONING OF FREEZER FACILITIES OR POOR HANDLING DURING TRANSPORTATION, WHICH COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         The condition of our food products (being perishable goods) may deteriorate due to shipment or delivery delays, malfunctioning of freezer facilities or poor handling during delivery by shippers or intermediaries. We are not aware of any instances whereby we were made to compensate for delivery delays, malfunctioning of freezer facilities or poor handling during transportation. However, there is no assurance that such incidents will not occur in the future. In the event of any delivery delays, malfunctioning of freezer facilities or poor handling during transportation, we may have to make compensation payments and our reputation, business goodwill and revenue will be adversely affected.

UNEXPECTED BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

         Our operations are vulnerable to interruption by fire, power failure and power shortages, hardware and software failure, floods, computer viruses and other events beyond our control. In particular, the PRC, especially the eastern and southern Provinces of the PRC, is experiencing frequent electricity shortages. In addition, we do not carry business interruption insurance to compensate us for losses that may occur as a result of these kinds of events and any such losses or damages incurred by us could disrupt our production and other operations.

IF WE FAIL TO DEVELOP AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD; AS A RESULT, CURRENT AND POTENTIAL SHAREHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTS, WHICH COULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR COMMON STOCK.

         Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

WE WILL INCUR INCREASED COSTS AS A PUBLIC COMPANY WHICH MAY AFFECT OUR PROFITABILITY AND AN ACTIVE TRADING MARKET.

         We are a holding company and we acquired all of our operating subsidiaries on January 30, 2006. As part of a public company, each of our subsidiaries, including Henan Zhongpin, will incur significant legal, accounting and other expenses that it did not incur as a private company. We are now subject to the SEC's rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect that full compliance with these new rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we will be required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. Such additional reporting and compliance costs may negatively impact our financial results. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

RISKS RELATING TO OUR INDUSTRY

THE PIG SLAUGHTERING AND PROCESSED MEAT INDUSTRIES IN THE PRC ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, WHICH IS STILL EVOLVING.

         The pig slaughtering and processed meat industries in the PRC are heavily regulated by a number of governmental agencies, including primarily the Ministry of Agriculture, the Ministry of Commerce, the Ministry of Health, the General Administration of Quality Supervision, Inspection and Quarantine and the State Environmental Protection Administration. These regulatory bodies have broad discretion and authority to regulate many aspects of the pig slaughtering and processed meat industries in the PRC, including, without limitation, setting hygiene standards for production and quality standards for processed meat products. In addition, the pig slaughtering and processed meat products regulatory framework in the PRC is still in the process of being developed. If the relevant regulatory authorities set standards with which we are unable to comply or which increase our production costs and hence our prices so as to render our products non-competitive, our ability to sell products in the PRC may be limited.

THE PIG SLAUGHTERING AND PROCESSED MEAT INDUSTRIES IN THE PRC MAY FACE INCREASING COMPETITION FROM BOTH DOMESTIC AND FOREIGN COMPANIES, AS WELL AS INCREASING INDUSTRY CONSOLIDATION, WHICH MAY AFFECT OUR MARKET SHARE AND PROFIT MARGIN.

         The pig slaughtering and processed meat industries in the PRC are highly competitive. Our processed meat products are targeted at mid- to high-end consumers, a market in which we face increasing competition, particularly from foreign suppliers. In addition, the evolving government regulations in relation to the pig slaughtering industry has driven a trend of consolidation through the industry, with smaller operators unable to meet the increasing costs of regulatory compliance and therefore at a competitive disadvantage. We believe that our ability to maintain our market share and grow our operations within this landscape of changing and increasing competition is largely dependant upon our ability to distinguish our products and services.

         In addition, prior to the entry of the PRC into the World Trade Organization ("WTO"), high barriers to entry existed for many potential competitors in our business through the use of tariffs and restrictive import licensing and distribution practices. The admission of the PRC to the WTO has lowered some of the tariffs and other barriers to entry so we can expect that competition will increase.

         We cannot assure you that our current or potential competitors will not develop products of a comparable or superior quality to ours, or adapt more quickly than we do to evolving consumer preferences or market trends. In addition, our competitors in the raw meat market may merge or form alliances to achieve a scale of operations or sales network which would make it difficult for us to compete. Increased competition may also lead to price wars, counterfeit products or negative brand advertising, all of which may adversely affect our market share and profit margin. We cannot assure you that we will be able to compete effectively with our current or potential competitors.

THE OUTBREAK OF ANIMAL DISEASES, INCLUDING THE RECENT OUTBREAK AFFECTING THOSE IN CONTACT WITH STREPTOCOCCUS SUIS-INFECTED PIGS IN SICHUAN PROVINCE, PRC, OR OTHER EPIDEMICS COULD ADVERSELY AFFECT OUR OPERATIONS.

         An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations and turnover. Recently there has been an outbreak of streptococcus suis in pigs, principally in Sichuan Province, PRC, with a large number of cases of human infection following contact with diseased pigs. Our procurement and production facilities are located in Henan Province, PRC and were not affected by the streptococcus suis infection. However, there can be no assurance that our facilities or products will not be affected by an outbreak of this disease or similar ones in the future, or that the market for pork products in the PRC will not decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.

CONSUMER CONCERNS REGARDING THE SAFETY AND QUALITY OF FOOD PRODUCTS OR HEALTH CONCERNS COULD ADVERSELY AFFECT SALES OF OUR PRODUCTS.

         Our sales performance could be adversely affected if consumers lose confidence in the safety and quality of our products. Consumers in the PRC are increasingly conscious of food safety and nutrition. Consumer concerns about, for example, the safety of pork products, or about the safety of food additives used in processed meat products, could discourage them from buying certain of our products and cause our results of operations to suffer.

WE MAY BE SUBJECT TO SUBSTANTIAL LIABILITY SHOULD THE CONSUMPTION OF ANY OF OUR PRODUCTS CAUSE PERSONAL INJURY OR ILLNESS.

         The sale of food products for human consumption involves an inherent risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or degeneration, including the presence of foreign contaminants, chemical substances or other agents or residues during the various stages of the procurement and production process. While we are subject to governmental inspections and regulations, we cannot assure you that consumption of our products will not cause a health-related illness in the future, or that we will not be subject to claims or lawsuits relating to such matters.

         Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions that our products caused personal injury or illness could adversely affect our reputation with customers and our corporate and brand image. In line with industry practice, we do not maintain product liability insurance. Furthermore, our products could potentially suffer from product tampering, contamination or degeneration or be mislabeled or otherwise damaged. Under certain circumstances, we may be required to recall products. Even if a situation does not necessitate a product recall, we cannot assure you that product liability claims will not be asserted against us as a result. A product liability judgment against us or a product recall could have a material adverse effect on our business, financial condition or results of operations.

OUR PRODUCT AND COMPANY NAME MAY BE SUBJECT TO COUNTERFEITING AND/OR IMITATION, WHICH COULD IMPACT UPON OUR REPUTATION AND BRAND IMAGE AS WELL AS LEAD TO HIGHER ADMINISTRATIVE COSTS.

         We regard brand positioning as the core of our competitive strategy, and intend to position our "Zhongpin" and "Shengpin" brands to create the perception and image of "health, nutrition, freshness and quality" in the minds of our customers. There have been frequent occurrences of counterfeiting and imitation of products in the PRC in the past. We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could impact negatively upon our corporate and brand image, particularly if the counterfeit or imitation products cause sickness, injury or death to consumers. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues or an increase in our administrative expenses in respect of detection or prosecution.

RISKS RELATING TO CONDUCTING BUSINESS IN THE PRC

         Substantially all of our assets and operations are located in the PRC, and substantially all of our revenue is sourced from the PRC. Accordingly, our results of operations and financial position are subject to a significant degree to economic, political and legal developments in the PRC, including the following risks:

ECONOMIC, POLITICAL AND SOCIAL CONDITIONS AND GOVERNMENT POLICIES IN THE PRC COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The economy of the PRC differs from the economies of most developed countries in many respects, including, but not limited to:

    o    structure                          o    capital re-investment
    o    government involvement             o    allocation of resources
    o    level of development               o    control of foreign exchange
    o    growth rate                        o    rate of inflation

         The economy of the PRC has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, a substantial portion of productive assets in the PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industries by imposing industrial policies. It also exercises significant control over the PRC's economic growth through allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

         Policies and other measures taken by the PRC government to regulate the economy could have a significant negative impact on economic conditions in the PRC, with a resulting negative impact on our business. For example, our financial condition and results of operations may be materially and adversely affected by:

            o new laws and regulations and the interpretation of those laws and regulations;

            o the introduction of measures to control inflation or stimulate growth;

            o   changes in the rate or method of taxation;

            o the imposition of additional restrictions on currency conversion and remittances abroad; or

            o any actions which limit our ability to develop, produce, import or sell our products in the PRC, or to finance and operate our business in the PRC.

         Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may limit our ability to acquire PRC companies and adversely affect the implementation of our strategy as well as our business and prospects.

         The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in the PRC. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company's assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

         In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations.

         If we decide to acquire a PRC company, we cannot assure you that we or the owners of such company, as the case may be, will be able to complete the necessary approvals, filings and registrations for the acquisition. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects. In addition, if such registration cannot be obtained, our company will not be able to receive dividends declared and paid by our subsidiaries in the PRC and may be forbidden from paying dividends for profit distribution or capital reduction purposes.

         Further movements in exchange rates may have a material adverse effect on our financial condition and results of operations.

         At present, almost all of our domestic sales are denominated in Renminbi and our export sales are denominated primarily in U.S. dollars. In addition, we incur a portion of our cost of sales in Euros,

U.S. dollars and Japanese yen in the course of our purchase of imported production equipment and raw materials. Since 1994, the conversion of the Renminbi into foreign currencies has been based on rates set by the People's Bank of China, and the exchange rate for the conversion of the Renminbi to U.S. dollars had generally been stable. However, starting from July 21, 2005, the PRC government moved the Renminbi to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. As a result, the Renminbi is no longer directly pegged to the U.S. dollar. On March 15, 2006, the exchange rate of the U.S. dollar against the Renminbi was RMB8.044 per U.S. dollar. The exchange rate may become volatile, the Renminbi may be revalued further against the U.S. dollar or other currencies or the Renminbi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY AFFECT THE VALUE OF YOUR INVESTMENT.

         The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of the PRC. We receive substantially all of our revenues in Renminbi. Under our current structure, our income is primarily derived from payments from Henan Zhongpin. Shortages in the availability of foreign currency may restrict the ability of Henan Zhongpin to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminibi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at is discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

HENAN ZHONGPIN IS SUBJECT TO RESTRICTIONS ON MAKING PAYMENTS TO US.

         We are a holding company incorporated in the State of Delaware and do not have any assets or conduct any business operations other than our investment in our subsidiary in the PRC, Henan Zhongpin. As a result of our holding company structure, we rely entirely on payments or dividends from Henan Zhongpin for our cash flow to fund our corporate overhead and regulatory obligations. The PRC government also imposes controls on the conversion of Renminibi into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Further, if our subsidiary in the PRC incurs debt on its own in the future, the instruments governing the debt may restrict its ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our shares of common stock.

UNCERTAINTIES WITH RESPECT TO THE PRC LEGAL SYSTEM COULD ADVERSELY AFFECT US.

         We conduct our business primarily through Henan Zhongpin, our subsidiary in the PRC. Our operations in the PRC are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in the PRC and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

         Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, the PRC has not developed a fully-integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve certainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS UPON US OR OUR DIRECTORS OR SENIOR MANAGEMENT WHO LIVE IN THE PRC OR TO ENFORCE ANY JUDGMENTS OBTAINED FROM NON-PRC COURTS.

         Our operations are conducted and assets are located within the PRC. In addition, all of our Directors and our senior management personnel reside in the PRC, where substantially all of their assets are located. You may experience difficulties in effecting service of process upon us, our Directors or our senior management as it may not be possible to effect such service of process outside the PRC. In addition, our PRC counsel, DeHeng Law Office, has advised us that the PRC does not have treaties with the United States and many other countries providing for reciprocal recognition and enforcement of court judgments. Therefore, recognition and enforcement in the PRC of judgments of a court in the United States or certain other jurisdictions may be difficult or impossible.

RISK RELATING TO AN INVESTMENT IN OUR SECURITIES

TO DATE, WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

         We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide or may be unable due to pay any dividends. We intend to retain all earnings for our company's operations.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

         As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities an Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

OUR COMMON STOCK IS THINLY TRADED AND, YOU MAY BE UNABLE TO SELL AT OR NEAR "ASK" PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

         We cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges. Our common stock has historically been sporadically or "thinly-traded" on the "Over-the-Counter Bulletin Board," meaning that the number of persons interested in purchasing our common stock at or near bid prices at any give time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

         The market price of our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded "float" that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

         The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. As noted above, our common stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. The following factors also may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; additions to or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this Report. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price. However, we do not rule out the possibility of applying for listing on the Nasdaq National Market or another exchange.

         Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON STOCK PRICE MAY SUBJECT US TO SECURITIES LITIGATION.

         The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

LEGISLATIVE ACTIONS, HIGHER INSURANCE COSTS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS MAY IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

         There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes, as well as proposed legislative initiatives following the Enron bankruptcy, are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

PAST ACTIVITIES OF OUR COMPANY AND ITS AFFILIATES MAY LEAD TO FUTURE LIABILITY FOR OUR COMPANY.

         Prior to our acquisition of Henan Zhongpin on January 30, 2006, we engaged in businesses unrelated to our current operations. In connection with such acquisition, we did not receive any indemnifications from our former controlling shareholders or management against any loss, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, and any liabilities that may arise relating to such prior businesses may have a material adverse effect on our company.

THE MARKET PRICE FOR OUR STOCK MAY BE VOLATILE.

         The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

            o actual or anticipated fluctuations in our quarterly operations results;

            o   changes in financial estimates by securities research analysts;

            o conditions in foreign or domestic meat processing or agricultural markets;

            o changes in the economic performance or market valuations of other meat processing companies;

            o announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

            o   addition or departure of key personnel;

            o   fluctuations of exchange rates between the RMB and the U.S.
                dollar;

            o   intellectual property litigation;

            o   general economic or political conditions in the PRC.

          In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

FUTURE SALES OF SHARES OF OUR COMMON STOCK MAY DECREASE THE PRICE FOR SUCH
SHARES.

         After the one-year holding period requirement under Rule 144 expires on January 30, 2007 on the shares of our common stock issued to former shareholders of Falcon Link in the acquisition of that company, or sooner if we achieve registration of part or all of those shares, a large number of shares of our common stock will be eligible for resale on the open market, many without any restrictions as to size or frequency of such sales. Actual sales, or the prospect of sales by our shareholders, may have a negative effect on the market price of the shares of our common stock. We may also register certain shares of our common stock that are subject to outstanding warrants, convertible promissory notes and stock options, or reserved for issuance under our stock option plans. Once such shares are registered, they can be freely sold in the public market upon exercise of the options. If any of our shareholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

SHARE EXCHANGES OF THE TYPE WE JUST COMPLETED WITH FALCON LINK ARE OFTEN HEAVILY SCRUTINIZED BY THE SEC AND WE MAY ENCOUNTER DIFFICULTIES OR DELAYS IN OBTAINING FUTURE REGULATORY APPROVALS.

         Historically, the SEC and Nasdaq have not generally favored transactions in which a privately-held company merges into a largely inactive company with publicly-traded stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq stock markets or on a national securities exchange. On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by the National Association of Securities Dealers or Nasdaq, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting NASD-member broker-dealers to serve as market-makers in our common stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of your shares of our common stock may be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         On February 2, 2006, we filed with the Securities and Exchange Commission (the "Commission") our Current Report on Form 8-K dated January 30, 2006 (the "Current Report") reporting, among other things, (i) our acquisition of Falcon Link, (ii) certain amendments to our Certificate of Incorporation,
(iii) the sale of our Series A convertible preferred stock and warrants, (iv) the appointment of new directors and executive officers of our company, and (v) a change of control of our company. We included in the Current Report certain historical financial statements and pro-forma financial statements that reflected our acquisition of Falcon Link as if such acquisition had occurred at the beginning of the periods presented.

         On March 16, 2006, we received Commission staff comments on the Current Report requesting, among other things, certain revisions to the historical and pro-forma financial statements included in the Current Report. On March 30, 2006, we filed an amendment to the Current Report and our management provided a written response to all Commission staff comments. Management believes the amendments to the Current Report and its written responses have substantially addressed all of the comments of the Commission staff. We cannot ultimately predict the date of resolution of the open staff comments, the results of the staff's review of our amended Current Report or the resulting impact of the additional review, if any, to our financial statements included in the Current Report.

ITEM 2. - PROPERTIES

         The following table sets forth certain information relating to our corporate offices and other facilities, all of which are owned by our company or our subsidiaries.

                                APPROXIMATE
          LOCATION              SQUARE FEET           PRINCIPAL USES
          --------              -----------           --------------

21 Changshe Road                   23,328    Corporate headquarters
Changee City, Henan Province

South Par5, 311 Road              211,680    Slaughterhouse, fresh and cold meat
Yanling County, Henan Province                   products processing plant

21 Changshe Road                  258,120    Meat products processing plant
Changee City, Henan Province

South Part, Changxin Road         776,520    Meat, fruit and vegetable products
Changee City, Henan Province                     processing plant

                                APPROXIMATE
          LOCATION              SQUARE FEET           PRINCIPAL USES
          --------              -----------           --------------

21 Changshe Road                  118,800    Logistic center and warehouse
Changee City, Henan Province

         Each of the foregoing properties is in good condition and is occupied solely by our subsidiaries.

         In the opinion of management, all of our properties are adequately covered by insurance.

ITEM 3. - LEGAL PROCEEDINGS

         Neither our company nor any of our subsidiaries is a party to any legal proceedings that, individually or in the aggregate, are material to our company as a whole.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our shares began trading on the OTC Bulletin Board on January 12, 2005. Prior to that date, there was no public market for our common stock.

         Our common stock is traded on the OTC Bulletin Board under the symbol "ZHNP." Prior to January 30, 2006, the date on which our reverse acquisition of Falcon Link was consummated, our common stock was traded on the OTC Bulletin Board under the symbol "STGH." During the period March 30, 2005 to January 30, 2006, we operated as a public "shell" corporation with no significant revenues or assets. During such period, there was only a limited public market for our common stock and our common stock traded only sporadically on the OTC Bulletin Board.

         The following table contains information about the range of high and low bid prices for our common stock for each full quarterly period since our shares began publicly trading, based upon reports of transactions on the OTC Bulletin Board.

                                                                 HIGH      LOW

                  FISCAL 2005

              First  Quarter (commencing  January 12).......   $  3.54   $  3.54
              Second Quarter................................     18.03     18.03
              Third Quarter.................................    123.72     18.03
              Fourth Quarter................................     53.02     36.06

         The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places. In addition, such prices have been adjusted to give effect to the one-for-35.349 reverse stock split of all issued and outstanding shares of our common stock, which became effective on February 16, 2006. As of March 15, 2006, there were approximately 40 holders of record of our common stock.

         We have never paid or declared any dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

         The holders of our Series A Convertible Preferred Stock are entitled to receive, when and as declared by our Board of Directors, dividends in such amounts as may be determined by our Board of Directors from time to time out of funds legally available therefor. No dividends (other than those payable solely in common stock) will be paid to the holders of our common stock until there shall have been paid or declared and set apart during that fiscal year for the holders of our Series A Convertible Preferred Stock a dividend in an amount per share that the holders would have got for the shares of common stock issuable upon conversion of their shares of Series A Convertible Preferred Stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         On January 30, 2006, our Board of Directors and stockholders adopted and approved our 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to 1,800,000 shares of common stock.

         As of March 15, 2006, no awards had been granted under the 2006 Plan. Options granted in the future under the 2006 Plan are within the discretion of our Board of Directors. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans.

                                                                                                  (c)
                                                                                               NUMBER OF
                                                                                               SECURITIES
                                                                                               REMAINING
                                                                                               AVAILABLE
                                                      (a)                                      FOR FUTURE
                                                   NUMBER OF                (b)              ISSUANCE UNDER
                                                SECURITIES TO BE         WEIGHTED-               EQUITY
                                                  ISSUED UPON             AVERAGE             COMPENSATION
                                                  EXERCISE OF         EXERCISE PRICE        PLANS (EXCLUDING
                                                  OUTSTANDING         OF OUTSTANDING      SECURITIES REFLECTED
               PLAN CATEGORY                        OPTIONS               OPTIONS            IN COLUMN (a))
               -------------                        -------               -------            --------------
Equity compensation plans approved by                                       N/A                1,800,000
   security holders                                   -0-

Equity compensation plans not approved by                                   N/A
   security holders                                   -0-                                            -0-
                                                      ---                                      ---------

                                      Total           -0-                   N/A                1,800,000
                                                      ===                                      =========

ITEM 6. - SELECTED FINANCIAL DATA

         The following selected consolidated income statement data for the three years ended December 31, 2003, 2004 and 2005 and the selected consolidated balance sheet data as of December 31, 2004 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this Report. These consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Report. Our selected consolidated income statement data for the year ended December 31, 2002 and our selected consolidated balance sheet data as of December 31, 2002 and 2003 have been derived from the audited financial statements of Henan Zhongpin, our deemed predecessor, which are not included in this Report. Our selected consolidated income statement data for the year ended December 31, 2001 and our selected consolidated balance sheet data as of December 31, 2001 have been derived from the unaudited consolidated financial statements of Henan Zhongpin, which are not included in this Report, but which have been prepared on the same basis as our audited consolidated financial statements. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

                                                                   FISCAL YEARS ENDED DECEMBER 31,
                                                     2005          2004          2003          2002          2001
                                                     ----          ----          ----          ----          ----
                                                                                                         (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED INCOME STATEMENT DATA:
   Net Sales.................................        $ 73,400      $ 42,787       $ 29,593     $ 24,191      $ 17,379
   Gross Profit..............................          12,179         6,117          3,449        2,773         1,879
   Income From Operations....................           7,484         3,058          1,736        1,403         1,034
   Net Income................................           5,914         2,768          1,536        1,053           906
   Net Income per Common Share:
      Basic..................................            0.32          0.15           0.08         0.06          0.05
      Diluted................................            0.27          0.13           0.07         0.05          0.04
   Cash Dividends............................              --            --             56           58            --

SELECTED BALANCE SHEET DATA:
   Property, Plant, Equipment................        $ 10,213      $ 10,072       $  5,805     $  4,794      $  3,763
   Total Assets..............................          53,254        32,167         27,528       18,180         9,878
   Long-Term Debt (Less Current Maturities)..
                                                        2,264         4,329          7,638        5,534         1,872
   Stockholders' Equity......................          14,516         8,183          5,414        3,934         3,360

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         CERTAIN STATEMENTS IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF OUR COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHERS, UNCERTAINTIES RELATING TO GENERAL ECONOMIC AND BUSINESS CONDITIONS, INTENSE COMPETITION FOR THE ACQUISITION OF BUSINESSES, AND DOMESTIC AND FOREIGN GOVERNMENT REGULATIONS

       During the period from our formation on February 4, 2003 to January 30, 2006, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities. On January 30, 2006, in exchange for a controlling interest in our publicly-held "shell" corporation, we acquired all of the issued and outstanding capital stock of Falcon Link. This transaction is commonly referred to as a "reverse acquisition." For financial reporting purposes, Falcon Link was considered the acquirer in such transaction. As a result, our historical financial statements for all periods included in this Report are those of Falcon Link.


OVERVIEW

         We are principally engaged in the meat and food processing business in the PRC. Currently, we have five processing plants located in Henan Province in the PRC, with a total of seven production lines. We began construction of a third fully-dedicated case-ready plant in fiscal 2005. This plant was put into production on February 23, 2006. On a daily basis, an average of 2,000 pigs (approximately 14.5 metric tons) are butchered and processed at this location. We expect to increase the meat processing capacity at this plant by 60,000 metric tons on an annual basis. We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

         Our products are sold under the Zhongpin and Shengpin brand names. Our customers include over ten international fast food companies in the PRC, over 30 export-registered processing factories and over 1,200 school cafeterias, factory canteens, army posts and national departments. We also sell directly to over 2,100 retail outlets, including supermarkets, within the PRC.

         In 2005, we were one of the top 151 national agricultural industrial enterprises in the PRC and were ranked eighth overall, in terms of revenue, in the national meat industry. During the past five years, our growth rate has exceeded 50% percent in terms of both revenues and net profits. We have established distribution networks in more than 20 provinces in the North, East, South and South Midland of the PRC, and also have formed strategic partnerships with leading supermarket chains and the catering industry in the PRC. In addition, we export products to the European Union, Southeast Asia and Russia.

RESULTS OF OPERATIONS

         In fiscal 2006, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last four years. Our goal for fiscal 2006 is to increase our product sales to more than $110 million, an increase of approximately $37 million, or approximately 5%, as compared to fiscal 2005.

         As discussed above, we have completed the construction of a new, fresh-chilled meat processing facility in the Zhongpin Industry Park and are expanding its capability in temperature-controlled, physical logistic systems. On January 30, 2006, we received gross proceeds of $27.6 million from the sale of our Series A convertible preferred stock and warrants. We expect to continue to expand our capital base, to scale up operations and to develop new markets, streamline supply chain management, invest in training and human resources development and accelerate revenue and profit growth.

         In fiscal 2006, we expect the results of the pork and pork products segment of our business to remain strong and to achieve growth exceeding 50%. We currently expect live hog prices to remain favorable in fiscal 2006 as compared to fiscal 2005. Supply is expected to be ample and we anticipate strong demand for pork throughout fiscal 2006. We anticipate operating income will be slightly impacted in fiscal 2006 by higher energy costs. The vegetables and fruits segment of our business is also expected to achieve accelerated growth that should exceed 50%. We anticipate increasing market share in the meat and meat products segment in target markets in fiscal 2006.

         The following table sets forth, for the periods indicated, certain statement of operations data:

                                                  YEAR ENDED DECEMBER 31,
                                                2005       2004        2003
                                                ----       ----        ----
                                                    (IN THOUSANDS)

Revenues:
    Sales revenues                           $ 73,400    $ 42,787    $ 29,593
    Cost of sales                              61,221      36,670      26,144
                                             --------    --------    --------
        Gross Profit                           12,179       6,117       3,449

Operating expenses:
    General and administrative expenses         2,396       1,214         432
    Operating expenses                          2,300       1,845       1,281
                                             --------    --------    --------
        Total operating expenses                4,696       3,059       1,713
                                             --------    --------    --------
Income from operations:                         7,483       3,058       1,736
                                             --------    --------    --------

Other income (expense):
   Interest income                                183          86         238
   Other income                                   167          32         283
   Allowances income                               86         928         149
    Exchange gain (loss)                          226         (23)        (13)
    Interest expense                           (1,802)     (1,208)       (803)
                                             --------    --------    --------
        Total other income (expense)           (1,140)       (185)       (146)
                                             --------    --------    --------
Net income before taxes                         6,343       2,873       1,590
                                             --------    --------    --------

                                                  YEAR ENDED DECEMBER 31,
                                                2005       2004        2003
                                                ----       ----        ----
                                                    (IN THOUSANDS)
   Provision for income taxes                     353          85          57
                                             --------    --------    --------
Net income after taxes                       $  5,990    $  2,788    $  1,533
   Minority interest in gain (loss)                76          20          (3)
                                             --------    --------    --------
Net income                                   $  5,914    $  2,768    $  1,536
   Foreign currency translation adjustment        304         ---         ---
                                             --------    --------    --------
Comprehensive income                         $  6,218    $  2,768    $  1,536
                                             ========    ========    ========

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005

         REVENUE. Total revenue increased from $42.79 million in the year ended December 31, 2004 to $73.40 million for the year ended December 31, 2005, or approximately 72%. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from the effects of the continued increase in the amount of branded stores sales and a widening wholesale customer base.

         COST OF SALES. Cost of sales increased from $36.67 million in fiscal 2004 to $61.22 million in fiscal 2005, or approximately 67%. As a percentage of revenue, total cost of sales decreased from approximately 86% in fiscal 2004 to approximately 83% in fiscal 2005. The decrease in cost of sales was primarily due to a decline of approximately 3% in raw material costs in fiscal 2005 as compared to fiscal 2004.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately 98% in fiscal 2005 from $1.21 million in fiscal 2004 to $2.40 million in fiscal 2005. As a percentage of revenues, general and administrative expenses increased from 2.84% in fiscal 2004 to 3.26% in fiscal 2005. During fiscal 2005, we adopted a more conservative doubtful account allowance rate estimate.

         INTEREST EXPENSE. Interest expense increased from $1.21 million in fiscal 2004 to $1.80 million in fiscal 2005, or approximately 49%, primarily due to an increase of approximately 31% in our average indebtedness. During fiscal 2005, we increased our average indebtedness by approximately $5.84 million to meet our increasing working capital requirements resulting from our significant growth revenue. Our weighted average annual borrowing rate increased from 7.23% in fiscal 2004 to 7.99% in fiscal 2005. We have been able to secure debt financing with lower interest costs, and at March 15, 2006, our weighted average annual borrowing rate had been reduced to 6.22%

         INTEREST INCOME, ALLOWANCES INCOME, OTHER INCOME AND EXCHANGE GAIN
(LOSS). Interest income, allowances income, other income and exchange gain
(loss) decreased from $1.02 million in fiscal 2004 to $0.66 million in fiscal 2005, primarily due to a decrease of allowance income.

         INCOME TAXES. The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products. The increase in the provision for income taxes in fiscal 2005 over the prior fiscal year resulted from an increase in our sales of prepared products in fiscal 2005.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

         REVENUE. Total revenue increased from $29.59 million in the year ended December 31, 2003 to $42.79 million for the year ended December 31, 2004, or approximately 45%. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from a widening wholesale customer base.

         COST OF SALES. Cost of sales increased from $26.14 million in fiscal 2003 to $36.67 million in fiscal 2004, or approximately 40%. As a percentage of revenue, total cost of sales decreased from approximately 88% in fiscal 2003 as compared to approximately 86% in fiscal 2004. The decrease in our cost of sales was primarily due to our increasing volume of purchases of raw material, which resulted in a decrease in our purchase cost per unit. The decline in cost per unit decreased the percentage of our cost of sales to revenue.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately 181% from $0.43 million in fiscal 2003 to $1.21 million in fiscal 2004. As a percentage of revenue, general and administrative expenses increased from 1.46% in fiscal 2003 to 2.84% in fiscal 2004. This increase was primarily due to the implementation of our growth plan and market penetration efforts in new markets outside of Henan Province.

         INTEREST EXPENSE. Interest expense increased from $0.80 million in fiscal 2003 to $1.21 million in fiscal 2004, primarily due to an increase of approximately 48% in our average indebtedness. Our average indebtedness increased in fiscal 2004 due to our increasing working capital needs to fund revenue growth. Our overall weighted average annual borrowing rate increased from 7.10% in fiscal 2003 to 7.23% in fiscal 2004.

         OTHER INCOME. Other income increased from $0.42 million in fiscal 2003 to $0.95 million in fiscal 2004, or approximately 126%, primarily due to an increase of allowance income.

         INCOME TAXES. The increase in the provision for income taxes in fiscal 2004 over the prior fiscal year resulted from an increase in our sales of prepared products in fiscal 2004.

SEGMENT INFORMATION

         We operate in two business segments: pork and pork products, and vegetables and fruits.

         Our pork and pork products segment is involved primarily in the processing of live market hogs into fresh, frozen and processed pork products. Our pork and pork products segment markets its products domestically to our branded stores, food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets.


         Our vegetables and fruits segment is involved primarily in the processing of fresh vegetables and fruits. We contract with more than 120 farms in Henan Province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes. The proximity of the contracted farms to our operations ensures freshness from harvest to processing. We contract to grow more than 20 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans and strawberries.

         Our pork and pork products segment sales increased 71% in the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase in sales was primarily due to higher volumes resulting from an increasing wholesale customer base, the increasing number of our branded stores and an increasing number of supermarkets that are purchasing our pork and pork products. The operating income of our pork and pork products segment increased by $4.21 million, or approximately 140%, in fiscal 2005 as compared to fiscal 2004.

         Our vegetables and fruits segment sales increased 98% in fiscal 2005 as compared to fiscal 2004. The increase in sales primarily resulted from higher export sales. Our vegetables and fruits segment operating income increased by $0.21 million, or approximately 475%, in fiscal 2005 as compared to fiscal 2004.

------------------------------------------------------------------------------------------------------------
                                                            SALES BY SEGMENT
                                                             (IN MILLIONS)
------------------------------------------------------------------------------------------------------------
                                   SALES             SALES         SALES NET     PERCENTAGE
                                YEAR ENDED        YEAR ENDED        CHANGE         CHANGE
                               DEC. 31, 2005     DEC. 31, 2004     2005/2004      2005/2004
------------------------------------------------------------------------------------------------------------
Pork and Pork Products             $ 71.46          $ 41.80         $ 29.66         60.11%
------------------------------------------------------------------------------------------------------------
Vegetables and Fruits                 1.94             0.99            0.95         75.75%
                                    ------           ------          ------
------------------------------------------------------------------------------------------------------------
                      Total        $ 73.40          $ 42.79         $ 30.61
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
                                                      OPERATING INCOME BY SEGMENT
                                                             (IN MILLIONS)
------------------------------------------------------------------------------------------------------------
                                                                              OPERATING        OPERATING
                              OPERATING        OPERATING       OPERATING       MARGIN           MARGIN
                                INCOME          INCOME          INCOME          YEAR             YEAR
                              YEAR ENDED      YEAR ENDED        CHANGE          ENDED            ENDED
                            DEC. 31, 2005    DEC. 31, 2004     2005/2004    DEC. 31, 2005    DEC. 31, 2004
------------------------------------------------------------------------------------------------------------
Pork and Pork Products           $ 7.25          $ 3.02         $ 4.23          10.15%            7.23%
------------------------------------------------------------------------------------------------------------
Vegetables and Fruits              0.23            0.04           0.19          11.86%            3.90%
                                   ----          ------           ----          -----             ----
------------------------------------------------------------------------------------------------------------
                     Total       $ 7.48          $ 3.06         $ 4.42          10.19%            7.15%
------------------------------------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2005, we funded our operations primarily through cash flows from operations. We drew down $ 70.18 million from our exiting lines of credit during fiscal 2005.

         Net cash provided by (used in) operating activities was $4.47 million, $(0.34) million and $13.08 million in fiscal 2003, 2004 and 2005, respectively. Cash flows from operations increased during the 2005 period primarily due to an increase in revenues, a decrease in the percentage of our accounts receivable to revenue, better inventory management, more effective management of client relationships and improved payment terms to suppliers.

         Net accounts receivable were $10.63 million as of December 31, 2005. This compares to $7.82 million at December 31, 2004. The increase in accounts receivable was due primarily to the increase in our revenues.

         We expended $6.32 million, $1.59 million and $13.23 million for the purchase of property, plant and equipment and construction of new facilities in fiscal 2003, 2004 and 2005, respectively.

         As of December 31, 2005, we had approximately $10.14 million in cash and cash equivalents. On January 31, 2006, we received net proceeds of approximately $22.41 million from the sale of units consisting of our Series A convertible preferred stock and common stock purchase warrants.

         We believe our existing cash and cash equivalents and our available lines of credit, which totaled approximately $80 million at March 15, 2006, will be sufficient to finance our operating requirements and capital expenditures over the next 12 months.

INFLATION AND SEASONALITY

         While demand for our products in general is relatively high before the Chinese New Year in January or February each year and lower thereafter, we do not believe our operations have been materially affected by inflation or seasonality.

NEW ACCOUNTING STANDARDS

         In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143 (the Interpretation). Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), was issued in June 2001 and requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The associated asset costs are capitalized as part of the carrying amount of the long-lived asset. The Interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. We are currently in the process of evaluating any potential effects of the Interpretation but do not believe its adoption will have a material impact on our consolidated financial statements.

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS No. 123R), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123). SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." The revision requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. SFAS No. 123R permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard. The Company will apply the modified prospective method upon adoption. In April 2005, the Securities and Exchange

Commission announced it would provide for phased-in implementation of SFAS No. 123R. As a result, SFAS No. 123R is effective for the first interim or annual reporting period of a registrant's first fiscal year beginning on or after June 15, 2005. We estimate that compensation expense related to employee stock options for fiscal 2006 is expected to be in the range of $0.5 -$1.0 million. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We believe this reclassification will not have a material impact on our consolidated statements of cash flows.

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs" (SFAS No. 151). SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. We believe the adoption of SFAS No. 151 will not have a material impact on our consolidated financial statements.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

           We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

CURRENCY FLUCTUATIONS AND FOREIGN CURRENCY RISK

           Substantially all of our operations are conducted in the PRC, with the exception of our export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Chinese Renminbi, which is the official currency of the PRC. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

         Substantially all of our revenues and expenses are denominated in Renminbi. However, we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there can be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from its operations in the PRC.

INTEREST RATE RISK

         We do not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates.

CREDIT RISK

         We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements, notes thereto, and the related independent auditors' report contained on page F-2 to our consolidated financial statements are herein incorporated:

    Consolidated balance sheets - December 31, 2005, 2004 and 2003

    Consolidated statements of operations and comprehensive income - Years ended December 31, 2005, 2004 and 2003

    Consolidated statements of stockholders' equity - Years ended December 31, 2005, 2004 and 2003

    Consolidated statements of cash flows - Years ended December 31, 2005, 2004 and 2003

    Notes to consolidated financial statements - Years ended December 31, 2005, 2004 and 2003

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         (a) DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

         (b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our current members of the Board of Directors and executive officers are listed below.

  NAME                AGE     COMPANY TITLE
  ----                ---     -------------
  Xianfu Zhu           41     Chairman of the Board and Chief Executive Officer
  Baoke Ben            41     Executive Vice President and Secretary
  Ronald Kong          42     Senior Vice President
  Yuanmei Ma           34     Chief Financial Officer
  Xinyu Li             51     Director
  Yunchun Wang         31     Director

           All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers and directors.

           Information concerning our executive officers and directors is set forth below.

         XIANFU ZHU. Mr. Zhu became our Chairman of the Board and Chief Executive Officer in January 2006. Mr. Zhu was a founder of Henan Zhongpin in 1993 and has served as the Chairman and Chief Executive Officer of Henan Zhongpin since its inception. Mr. Zhu graduated from Beijing Technology and Business University and received an EMBA from Tsinghua University.

         BAOKE BEN. Mr. Ben became our Executive Vice President in January 2006. Mr. Ben has been an Executive Vice President of Henan Zhongpin since July 2002 and was Director of Technology of Henan Zhongpin from October 1999 to July 2002. Prior to joining Henan Zhongpin in October 1999, Mr. Ben was a researcher at the Agriculture Research Center. Mr. Ben graduated from Henan Finance & Economy University and received his EMBA from Tsinghua University.

         RONALD KONG. Mr. Kong became our Senior Vice President in January 2006 and has been a Senior Vice President of Henan Zhongpin since September 2005. From October 1993 to August 2005, Mr. Kong was Country Manager-China for SITA Corporation, a leading provider of global information technology and telecommunications solutions to the air transport and related industries. In addition, from January 2000 to October 2003, Mr. Kong developed and managed a joint venture company, InfoSky, for SITA and TravelSky, a company listed in Hong Kong. Mr. Kong received his B.Sc (Hon) in Computer Science from the University of Manchester, U.K. and an MBA from Manchester Business School.

         YUANMEI MA. Ms. Ma became our Vice President and Chief Financial Officer in January 2006 and has been a Vice President and Chief Financial Officer of Henan Zhongpin since September 2005. From October 2004 to September 2005, Ms. Ma was Senior Operations Manager, Investment Banking for Daton Securities Co., Ltd., an investment banking firm based in the PRC. From March 2002 to September 2004, Ms. Ma was an Accounting Manager with Neotek International Corporation, (USA), an automobile parts import and export company. From December 1998 to January 2002, Ms. Ma was an Operations Manager in the Asian Project Department for Trans-Pacific Venture Investment, Inc., a financial consulting firm based in the United States. Ms. Ma received her Bachelor of Science in

Accounting from Arkansas State University and an MBA from Oklahoma City University, Oklahoma. Ms. Ma is a licensed CPA in the United States.

         XINYU LI. Professor Li became a Director of our company in January 2006. Since 1982, Professor Li has been a Professor in the School of Economics, Peking University. Professor Li received her B.A. from Xiamen University and her M.A. from Renmin University.

         YUNCHUN WANG. Mr. Wang became a Director of our company in January 2006. Since October 2004, Mr. Wang has served as the Chief Representative (China) of Greenstone Investment & Consultants, Ltd., a China-based financial consulting firm. From May 2001 to October 2004, Mr. Wang served as the Chief Representative (China) of Frontier Financial Service Inc., a U.S.-based financial consulting firm, and from March 2002 to October 2004, Vice President of Highlight Management Consulting Co. Ltd. (Frontier's Chinese partnership firm). Mr. Wang received a degree in Engineering from Wuxi University of Light Industry (China), and an MBA from the Business School of the University of Hertfordshire, UK.

         So long as the number of shares of our common stock issuable upon conversion of the outstanding shares of our Series A preferred stock is greater than 10% of the number of our outstanding shares of common stock on a fully diluted basis, the holders of shares of our Series A preferred stock, as a separate class, are entitled to elect one member of our board of directors. Any director elected by the holders of Series A preferred stock may be removed without cause only by the affirmative vote of the holders of Series A preferred stock. The holders of our common stock and the holders of our Series A preferred stock, voting together as a single class, are entitled to elect the balance of the total number of directors of our company. The holders of our Series A preferred stock have not yet nominated or elected any person to serve on our board of directors.

CODE OF ETHICS

         We have adopted a Code of Ethics that applies to all our employees, including our executive officers. A copy of this code is available on our website at www.zhongpin.com. We intend to disclose any changes in or waivers from this code that are required to be publicly disclosed by posting such information on our website or by filing a Current Report on Form 8-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities ("10% Shareholders"), to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and 10% Shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.

         Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with.

AUDIT COMMITTEE FINANCIAL EXPERT

         Our board of directors currently functions as our Audit Committee. Our board of directors does not have serving on the board an "audit committee financial expert," within the meaning of such term under applicable regulations of the Securities and Exchange Commission. Our board of directors believes all of its members are financially literate and experienced in business matters, and that one or more members of our board of directors are capable of (i) understanding generally accepted accounting principles in the United States ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, our board of directors believes there is not any board member who has obtained these attributes through the experience specified in the Commission's definition of "audit committee financial expert." While our board of directors believes it is able to fulfill its role under the U.S. securities laws and regulations despite not having a designated "audit committee financial expert," our board intends to add a member during 2006 who is an "audit committee financial expert," within the meaning of such term under applicable regulations of the Commission.

ITEM 11. - EXECUTIVE COMPENSATION.

         The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Mr. Xianfu Zhu, our Chairman of the Board and Chief Executive Officer, and Mr. Kevin Halter, Jr., our former Chairman of the Board and Chief Executive Officer. No other executive officer received more than $100,000 in compensation during fiscal 2005.

                               COMPENSATION TABLE

                                                                                                     Long-Term
                                      Annual Compensation                                        Compensation Awards
                                      -------------------                                        -------------------

Name and                      Fiscal                                   Other Annual                            All Other
Principal Position             Year       Salary($)      Bonus($)      Compensation ($)      Options(#)      Compensation
------------------            ------      ---------      --------      ----------------      ----------      ------------
Xianfu Zhu(1)                  2005       $40,000          None             None               None              None
  Chairman and Chief           2004        30,000          None             None               None              None
     Executive Officer         2003        25,000          None             None               None              None

Kevin Halter Jr.(2)            2005       $-0-             None             None               None              None
  Chairman and Chief           2004        -0-             None             None               None              None
     Executive Officer         2003        -0-             None             None               None              None

-------------

(1) Mr. Zhu was elected our Chairman of the Board and Chief Executive Officer on January 30, 2006. All compensation reflected in the table was for services rendered by Mr. Zhu as Chairman of the Board and Chief Executive Officer of Henan Zhongpin during the fiscal years indicated.

(2) Mr. Halter resigned as our Chairman of the Board and Chief Executive Officer on January 30, 2006.

STOCK OPTION GRANTS

         None of our officers, directors or other employees have been granted stock options or stock appreciation rights by our company or any of our subsidiaries.

BOARD OF DIRECTORS COMPENSATION

         Directors who are employees of our company or of any of our subsidiaries receive no additional compensation for serving on our Board of Directors or any of its committees. All directors who are not employees of our company or of any of our subsidiaries are compensated at the rate of $30,000 per year and are reimbursed for their expenses incurred in attending Board and committee meetings.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The following table sets forth, as of March 20, 2006, the names, addresses and number of shares of our common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of our common stock, and the names and number of shares beneficially owned by all of our directors and all of our executive officers and directors as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned). As of March 20, 2006, we had a total of 18,652,568 shares of common stock outstanding, including 6,900,000 shares issuable upon the conversion of the outstanding shares of our Series A convertible preferred stock:

                                                                 NUMBER OF SHARES          PERCENT OF
                                                                    AND NATURE               COMMON
                                                                   OF BENEFICIAL              STOCK
NAME OF BENEFICIAL OWNER                                            OWNERSHIP(1)          OUTSTANDING(2)
------------------------                                         ----------------         --------------
Xianfu Zhu.................................................          6,367,507                 34.1%
c/o Zhongpin Inc.
21 Changshe Road
Changee City, Henan Province
The People's Republic of China

Pinnacle China Fund, L.P...................................          2,250,000 (3)             11.6%
4965 Preston Park Blvd
Suite 240
Plano, TX  75093

Special Situations Private Equity Fund, L.P.((4))..........          1,125,000 (5)              5.9%
527 Madison Avenue, Suite 2600
New York, NY 10022

Yunchun Wang...............................................            562,501                  3.0%
Xinyu Li...................................................                 --                   --
All directors and executive officers as a group (six persons)        7,768,134                 41.6%

       -----------------

(1) A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner's spouse or children.

(2) Shares of our common stock issuable upon the conversion of our Series A convertible preferred stock are deemed outstanding for purposes of computing the percentage shown above. In addition, for purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person has the right to acquire within 60 days after the date of this Report. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days after the date of this Report is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(3) Consists of 1,500,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock, and 750,000 shares of common stock issuable upon the exercise of warrants, held by Pinnacle China Fund, L.P.

(4) MG Advisors, L.L.C. ("MG") is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. (the "Private Equity Fund"). Austin W. Marxe and David M. Greenhouse are the principal owners of MG and are principally responsible for the selection, acquisition and disposition of the portfolio securities by MG on behalf of the Private Equity Fund. MGP Advisers Limited Partnership ("MGP") is the general partner of Special Situations Fund III, L.P. ("Fund III") and Special Situations Fund III QP, L.P. ("Fund III QP") Austin W. Marxe and David M. Greenhouse are the general partners of MGP and are principally responsible for the selection, acquisition and disposition of the portfolio securities by MGP on behalf of Fund III and Fund III QP.

(5) Consists of (i) 214,500 shares of common stock issuable upon the conversion of Series A convertible preferred stock held by Special Situations Private Equity Fund and 107,249 shares of common stock issuable upon the exercise of warrants held by Special Situations Private Equity Fund, (ii) 492,750 shares of common stock issuable upon the conversion of Series A convertible preferred stock held by Special Situation Fund III QP and 246,375 shares of common stock issuable upon the exercise of warrants held by Special Situations Fund III QP and (iii) 42,750 shares of common stock issuable upon the conversion of Series A convertible preferred stock held by Special Situations Fund III and 21,375 shares of common stock issuable upon the exercise of warrants held by Special Situations Fund III.

         From time to time, the number of our shares held in the "street name" accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with our acquisition of our operating subsidiaries on January 30, 2006, our wholly-owned subsidiary, Falcon Link Investment Limited, entered into a consulting agreement with HFG International Limited, a Hong Kong corporation affiliated with Kevin Halter, Jr. Mr. Halter beneficially owned approximately 82.4% of our outstanding shares of common stock immediately prior to such acquisition. Under the consulting agreement, Falcon Link paid HFG International Limited $350,000 for consulting services to be rendered over the 12-month term of the agreement.

         Yunchun Wang, a director of our company, is the Chief Representative (China) of Greenstone Investment & Consultants, Ltd., a financial consulting firm based in the PRC ("Greenstone"). Pursuant to our retainer agreement with Greenstone, we paid Greenstone consulting fees in the amount of $100,000 for consulting services rendered during the year ended December 31, 2005. We have retained Greenstone to render consulting services during the year ended December 31, 2006 and have agreed to pay Greenstone consulting fees of $100,000 in respect of such services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         AUDIT FEES. The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC, our principal accountants, for professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of financial statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during fiscal 2005 was $43,000 and during fiscal 2004 was $30,000.

         AUDIT-RELATED FEES. We did not engage our principal accountants to provide assurance or related services during the last two fiscal years.

         TAX FEES. We did not engage our principal accountants to render tax compliance, tax advice or tax planning services during the last two fiscal years.

         ALL OTHER FEES. We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above.

         PRE-APPROVAL POLICIES AND PROCEDURES. Our Board of Directors has the sole authority to appoint or replace our independent auditor. Our Board is directly responsible for the compensation and oversight of the work of our independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. Our independent auditor is engaged by, and reports directly to, our Board.

         Our Board pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the DE MINIMIS exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, all of which are approved by our Board prior to the completion of the audit. In the event pre-approval for such auditing services and permitted non-audit services cannot be obtained as a result of inherent time constraints in the matter for which such services are required, our Chairman of the Board may pre-approve such services, and will report for ratification such pre-approval to our Board at its next scheduled meeting. Our Board has complied with the procedures set forth above and all services reported above were approved in accordance with such procedures.

                                     PART IV

ITEM 15. - EXHIBITS  AND FINANCIAL STATEMENT SCHEDULES.

(a)      Documents filed as part of this Report:

         (1) Report of Independent Registered Public Accounting Firm Financial Statements covered by the Report of Independent
                     Registered Public Accounting Firm
                  Consolidated Balance Sheets as of December 31, 2005, 2004
                     and 2003
                  Consolidated Statements of Operations and Comprehensive Income
                     for the Years ended December 31, 2005, 2004 and 2003
                  Consolidated Statements of Stockholders' Equity for the
                     years ended December 31, 2005, 2004 and 2003
                  Consolidated statements of Cash Flows for the years ended
                     December 31, 2005, 2004 and 2003
                  Notes to Consolidated Financial Statements for the years
                     ended December 31, 2005, 2004 and 2003

         (2)      Schedules for the years ended December 31, 2005, 2004 and 2003
                  None.

(b)      Exhibits:
             2.1 Share Exchange Agreement, dated as of January 30, 2006, by and between the Registrant and Falcon Link Investment Limited, incorporated by reference to
                         Exhibit 2.1 to our Current Report on Form 8-K dated January 30, 2006.

             3.1 Certificate of Incorporation of the Registrant filed February 4, 2003 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2004.


             3.2 Amendment to Certificate of Incorporation of the Registrant filed January 30, 2006 with the Delaware Secretary of State, incorporated by reference to
                         Exhibit 3.2 to our Current Report on Form 8-K dated January 30, 2006.


             3.3 Certificate of Designation of Series A Convertible Preferred Stock of the Registrant filed January 30, 2005 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K dated January 30, 2006.

             3.4 Amendment to Certificate of Incorporation of the Registrant filed February 16, 2006 with the Delaware Secretary of State, incorporated by reference to
                         Exhibit 3.1 to our Current Report on Form 8-K dated February 16, 2006.


             4.1 Certificate of Designation of Series A Convertible Preferred Stock of the Registrant is filed as Exhibit
                         3.3 to this Report.

              3.5 Amended By-laws of the Registrant, incorporated by reference to Exhibit 3.2A to Amendment No. 2 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 4, 2004.


             10.1 Loan Agreements between Agricultural Bank of China, Xuchang Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 30, 2006.*


             10.2 Loan Agreement dated March 31, 2005 between CITIC Industrial Bank, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to
                         Exhibit 2.1 to our Current Report on Form 8-K dated January 30, 2006.*


             10.3 Loan Agreements between Shanghai Pudong Development Bank, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 30, 2006.*


             10.4 Loan Agreements between China Construction Bank, Xuchang Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 30, 2006.*


             10.5 Transfer Loan Agreement dated May 31, 2002 between Bank of Communications, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to
                         Exhibit 10.5 to our Current Report on Form 8-K dated January 30, 2006.*

             10.6 Equipment Purchase Agreement dated July 18, 2001 between Henan International Economic Trading Corporation (buyer), Henan Zhongpin Food Share Co., Ltd. (end user) and Berg Chilling Systems Inc.(seller), incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated January 30, 2006.*


             10.7 Advisory Agreements dated April 07, 2005 and April 26, 2005 between Greenstone Investment & Consultants Ltd. and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated January 30, 2006.*


             10.8 Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Zhu Xianfu and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated January 30, 2006.*

             10.9 Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Ben Baoke and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated January 30, 2006.*


             10.10 Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Si Shuichi and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated January 30, 2006.*

             10.11 Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Wang Qinghe and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated January 30, 2006.*


             10.12 Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Liu Chaoyang and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated January 30, 2006.*


             10.13 Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Wang Juanjuan and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated January 30, 2006.*


             10.14 Agreement on Trust of Share Equity of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Zhu Xianfu, Ben Baoke, Si Shuichi, Wang Qinghe, Liu Chaoyang and Wang Juanjuan and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K dated January 30, 2006.*


             10.15 Agreement on Transfer of Equity Interest of Henan Zhongpin Food Co., Ltd. dated August 16, 2005 between Zhu Xianfu, Ben Baoke, Si Shuichi, Wang Qinghe, Liu Chaoyang and Wang Juanjuan (Transferors) and Falcon Link Investment Ltd., incorporated by reference to
                         Exhibit 10.15 to our Current Report on Form 8-K dated January 30, 2006.*


             10.16 Securities Purchase Agreement, dated as of January 30, 2006, by and among the Registrant and the purchasers named therein, incorporated by reference to Exhibit
                         10.16 to our Current Report on Form 8-K dated January 30, 2006.


             10.17 Registration Rights Agreement, dated as of January 30, 2006, by and among the Registrant and the purchaser named therein, incorporated by reference to Exhibit
                         10.17 to our Current Report on Form 8-K dated January 30, 2006.


             10.18 Form of Warrant to purchase common stock, incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K dated January 30, 2006.


             14.1        Code of Business Conduct and Ethics of the Registrant.


             21.1 List of Subsidiaries of Registrant, incorporated by reference to Exhibit 21.1 to our Current Report on Form 8-K dated January 30, 2006.


             31.1 Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


             32.1 Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


             32.2 Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


             99.1 Business License of Henan Zhongpin Food Share Co., Ltd., dated December 16, 2003, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated January 30, 2006. (TRANSLATED FROM MANDARIN)


             99.2 By-Laws of Henan Zhongpin Food Share Co., Ltd., dated May 23, 2005, incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated January 30, 2006. (TRANSLATED FROM MANDARIN)


             99.3 Governmental Approval of the Acquisition of Henan Zhongpin Food Co., Ltd. by Falcon Link Investment Limited, dated September 13, 2005, incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated January 30, 2006. (TRANSLATED FROM MANDARIN)


             99.4 Certificate of Approval for Establishment of an Enterprise with Foreign Investment [Henan Zhongpin Food Co., Ltd.] in the People's Republic of China, dated September 15, 2005, incorporated by reference to
                         Exhibit 99.4 to our Current Report on Form 8-K dated January 30, 2006. (TRANSLATED FROM MANDARIN)


             99.5 By-Laws of Henan Zhongpin Food Co., Ltd., dated August, 2005, incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K dated January 30, 2006. (TRANSLATED FROM MANDARIN)


             99.6 Certificate of Incorporation of Falcon Link Investment Limited, dated July 21, 2005, incorporated by reference to Exhibit 99.6 to our Current Report on Form 8-K dated January 30, 2006.


             99.7 Memorandum of Association of Falcon Link Investment Limited, dated July 21, 2005, incorporated by reference to Exhibit 99.7 to our Current Report on Form 8-K dated January 30, 2006.


             99.8 Articles of Association of Falcon Link Investment Limited, dated July 21, 2005, incorporated by reference to Exhibit 99.8 to our Current Report on Form 8-K dated January 30, 2006.


             99.9 Business License of Henan Zhongpin Food Co., Ltd. dated May 26, 2005, incorporated by reference to Exhibit 99.9 to our Current Report on Form 8-K dated January 30, 2006. (TRANSLATED FROM MANDARIN)

------------

* Original agreement in Mandarin, summary of key terms attached.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 30th day of March 2006.

                                               ZHONGPIN INC.
                                                  (Company)



                                               By:  /s/ Xianfu Zhu
                                                  ------------------------------
                                                  Xianfu Zhu
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Signature                          Title                        Date
-------------------        -------------------------------     ---------------


/s/  Xianfu Zhu            Chairman of the Board of Directors   March 30, 2006
----------------------     and Chief Executive Officer
Xianfu Zhu                 (Principal Executive Officer)

/s/  Yuanmei Ma            Chief Financial Officer              March 30, 2006
----------------------     (Principal Financial and
Yuanmei Ma                 Accounting Officer)

/s/ Xinyu Li               Director                             March 30, 2006
----------------------
Xinyu Li

/s/ Yunchun Wang           Director                             March 30, 2006
----------------------
Yunchun Wang

                                  ZHONGPIN INC.
                        (FORMERLY STRONG TECHNICAL, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                  ZHONGPIN INC.
                        (FORMERLY STRONG TECHNICAL, INC.)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM                                                              F-2

CONSOLIDATED BALANCE SHEETS                                                  F-3

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME                                                         F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                              F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                        F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-7

CHILD, VAN WAGONER & BRADSHAW, PLLC

A PROFESSIONAL LIMITED LIABILITY COMPANY OF CERTIFIED PUBLIC ACCOUNTANTS
=========================================================================================================
1284 W. FLINT MEADOW DR., SUITE D, KAYSVILLE, UT 84037          PHONE: (801) 927-1337 FAX: (801) 927-1344
---------------------------------------------------------------------------------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
ZHONGPIN INC. (formerly STRONG TECHNICAL, INC.)
Henan Province, People's Republic of China

We have audited the accompanying consolidated balance sheets of ZHONGPIN INC. (formerly STRONG TECHNICAL, INC.) and subsidiaries as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZHONGPIN INC. (formerly STRONG TECHNICAL, INC.) and subsidiaries as of December 31, 2005, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 16, 2006

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                   ------------    ------------    ------------
                               ASSETS                                  2005            2004            2003
                                                                   -----------     -----------     -----------
Current assets
  Cash and cash equivalents                                        $10,142,394     $ 5,204,637     $ 6,140,527
  Accounts receivable and other receivables                         10,002,918       7,819,097       2,758,897
  Purchase deposits                                                    220,836         124,520         239,410
  Prepaid expenses and deferred charges                                 99,009          92,163          19,327
  Inventories                                                        2,347,312       3,143,954       4,467,051
  Tax refund receivable                                                644,232              --         203,532
                                                                   -----------     -----------     -----------
Total current assets                                                23,456,701      16,384,371      13,828,744

Property, plant and equipment (net)                                 10,212,848      10,072,205       5,804,959

Related party receivables                                              267,658          72,464          72,464
Other receivables                                                      632,063              --              --
Construction in progress                                            16,931,178       3,936,431       7,034,245
Intangible assets                                                    1,753,124       1,701,135         787,843
                                                                   -----------     -----------     -----------

Total assets                                                       $53,253,572     $32,166,606     $27,528,255
                                                                   ===========     ===========     ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank overdraft                                                   $   619,579     $        --     $        --
  Accounts payable and other payables                               10,278,464       5,334,765       4,132,946
  Accrued liabilities                                                  759,420         322,842         366,684
  Short-term loans payable                                          18,995,853       9,119,552       7,083,649
  Taxes payable                                                      2,055,925         716,861              --
  Deposits from clients                                                769,398         714,597       1,798,935
  Research & development grants payable                              2,436,804              --              --
  Long-term loans payable - current portion                            145,671       3,308,877       1,044,150
                                                                   -----------     -----------     -----------
Total current liabilities                                           36,061,114      19,517,494      14,426,364

Long-term loans payable                                              2,264,448       4,329,103       7,637,980
                                                                   -----------     -----------     -----------
Total liabilities                                                   38,325,562      23,846,597      22,064,344

Minority interest                                                      411,742         137,278          49,653

Stockholders' equity
  Preferred stock par value $0.001; 10,000,000 authorized;
  no shares issued and outstanding                                          --              --              --
  Common stock par value $0.001; 25,000,000 shares authorized;
  11,752,578 shares issued and outstanding                              11,753          11,753          11,753
  Additional paid in capital                                         2,102,933       1,986,991       1,986,991
  Retained earnings                                                 12,097,834       6,183,987       3,415,514
  Accumulated other comprehensive income                               303,748              --              --
                                                                   -----------     -----------     -----------
Total stockholders' equity                                          14,516,268       8,182,731       5,414,258
                                                                   -----------     -----------     -----------

Total liabilities and stockholders' equity                         $53,253,572     $32,166,606     $27,528,255
                                                                   ===========     ===========     ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                   Year ended
                                                                  December 31,
                                                ------------------------------------------------
                                                    2005              2004              2003
                                                    ----              ----              ----

Revenues
  Sales revenues                                $ 73,399,998      $ 42,787,153      $ 29,593,493
  Cost of sales                                   61,220,499        36,669,989        26,144,177
                                                ------------      ------------      ------------
    Gross profit                                  12,179,499         6,117,164         3,449,316

Operating expenses
  General and administrative expenses              2,395,961         1,214,365           431,576
  Operating expenses                               2,299,950         1,844,840         1,281,516
                                                ------------      ------------      ------------
    Total operating expenses                       4,695,911         3,059,205         1,713,092
                                                ------------      ------------      ------------

Income from operations                             7,483,588         3,057,959         1,736,224

Other income (expense)
  Interest income                                    182,798            85,854           237,673
  Other income                                       166,673            31,807           283,228
  Allowances income                                   85,592           928,302           149,158
  Exchange gain (loss)                               226,547           (22,554)          (12,512)
  Interest expense                                (1,802,042)       (1,208,362)         (803,308)
                                                ------------      ------------      ------------
    Total other income (expense)                  (1,140,432)         (184,953)         (145,761)
                                                ------------      ------------      ------------

Net income before taxes                            6,343,156         2,873,006         1,590,463
  Provision for income taxes                         352,880            84,541            57,097
                                                ------------      ------------      ------------

Net income after taxes                             5,990,276         2,788,465         1,533,366
  Minority interest in gain (loss)                    76,429            19,992            (2,906)
                                                ------------      ------------      ------------

Net income                                      $  5,913,847      $  2,768,473      $  1,536,272
                                                ============      ============      ============

  Foreign currency translation adjustment            303,748                --                --
                                                ------------      ------------      ------------
Comprehensive income                            $  6,217,595      $  2,768,473      $  1,536,272
                                                ============      ============      ============

Basic earnings per common share                 $       0.32      $       0.15      $       0.08
                                                ------------      ------------      ------------
Diluted earnings per common share               $       0.27      $       0.13      $       0.07
                                                ------------      ------------      ------------
Basic weighted average shares outstanding         18,652,578        18,652,578        18,652,578
                                                ------------      ------------      ------------
Diluted weighted average shares outstanding       22,102,578        22,102,578        22,102,578
                                                ------------      ------------      ------------


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          Accumulated
                                                                               Additional                    Other
                              Preferred Stock          Common Stock              Paid In      Retained   Comprehensive
                             Shares  Par Value     Shares        Par Value       Capital      Earnings       Income        Total
                             ------  ---------     ------        ---------       -------      --------       ------        -----

Balance at January 1, 2003       --  $      --             1   $  1,816,425   $    182,319  $  1,935,634   $       --  $  3,934,378
Net income for the year          --         --            --      1,536,272      1,536,272
Dividends paid                   --         --            --             --             --       (56,392)          --       (56,392)
                             ------  ---------  ------------   ------------   ------------  ------------   ----------  ------------
Balance December 31, 2003        --         --             1      1,816,425        182,319     3,415,514           --     5,414,258

Net income for the year          --         --            --             --             --     2,768,473           --     2,768,473
                             ------  ---------  ------------   ------------   ------------  ------------   ----------  ------------
Balance December 31, 2004        --         --             1      1,816,425        182,319     6,183,987           --     8,182,731

Merger on May 20                 --         --            --        115,942                                                 115,942
Recapitalization on Sept. 15     --         --         9,999     (1,922,367)     1,922,367                                       --
Net income for the year                                                                        5,913,847                  5,913,847
Foreign currency translation
adjustment                       --         --            --             --             --            --      303,748       303,748
                             ------  ---------  ------------   ------------   ------------  ------------   ----------  ------------
Balance December 31, 2005        --         --        10,000         10,000      2,104,686    12,097,834      303,748    14,516,268

Items applied retroactively:
Recapitalization on
January 30, 2006                                 415,432,354        405,442       (405,442)                                      --
Reverse stock split on
February 16, 2006 (1:35.349)     --         --  (403,689,776)      (403,689)       403,689            --           --            --
                             ------  ---------  ------------   ------------   ------------  ------------   ----------  ------------
Restated December 31, 2005       --  $      --    11,752,578   $     11,753   $  2,102,933  $ 12,097,834   $  303,748  $ 14,516,268
                             ======  =========  ============   ============   ============  ============   ==========  ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended
                                                                            December 31,
                                                          ------------------------------------------------
                                                              2005              2004              2003
                                                          ------------      ------------      ------------
Cash flows from operating activities:
  Net income                                              $  5,913,847      $  2,768,473      $  1,536,272
  Adjustments to reconcile net income to
    net cash provided by (used in) operations:
    Minority interest                                           76,447            87,625            (2,906)
    Depreciation                                               602,008           415,979           253,003
    Amortization                                                37,431            38,144             5,209
    Provision for allowance for bad debt                     1,214,461           267,668            67,669
    Changes in operating assets and liabilities:
      Accounts receivable and other receivables             (3,788,597)       (5,327,868)         (197,213)
      Purchase deposits                                        (91,712)          114,890           754,995
      Prepaid expense and deferred charges                      (4,383)          (72,836)           (5,361)
      Inventories                                              865,583         1,323,097        (1,307,000)
      Tax refunds receivable                                  (634,793)               --            41,978
      Intangible assets                                             --          (951,436)               --
      Accounts payable and accrued liabilities               7,135,575         1,201,819         1,703,038
      Accrued liabilities                                      419,194           (43,842)           34,683
      Taxes payable                                          1,303,773           920,393           (60,166)
      Deposits from clients                                     35,676        (1,084,338)        1,642,985
                                                          ------------      ------------      ------------
  Net cash provided by (used in) operating activities       13,084,510          (342,232)        4,467,186

Cash flows from investing activities:
  Construction in progress                                 (12,703,414)        3,097,814        (5,056,786)
  Additions to fixed assets                                   (527,369)       (4,683,225)       (1,263,830)
                                                          ------------      ------------      ------------
      Net cash used in investing activities                (13,230,783)       (1,585,411)       (6,320,616)

Cash flows from financing activities:
  Proceeds from cash overdraft                                 610,501                --                --
  Proceeds from short-term loans                             9,641,295         2,035,903         2,005,833
  Proceeds from long-term loans                                     --                --         2,544,449
  Repayments of long-term loans                             (5,490,645)       (1,044,150)               --
  Capital paid in at acquisition                               117,216                --                --
  Advances to related parties                                 (190,476)               --                --
  Investment in sub by minority holder                         190,476                --                --
  Payments of dividends                                             --                --           (56,392)
                                                          ------------      ------------      ------------
      Net cash provided by financing activities              4,878,367           991,753         4,493,890

  Effect of rate changes on cash                               205,663                --                --
                                                          ------------      ------------      ------------

  Increase (decrease) in cash and cash equivalents           4,937,757          (935,890)        2,640,460

  Cash and cash equivalents, beginning of period             5,204,637         6,140,527         3,500,067
                                                          ------------      ------------      ------------
  Cash and cash equivalents, end of period                $ 10,142,394      $  5,204,637      $  6,140,527
                                                          ============      ============      ============

Supplemental disclosures of cash flow information:

  Cash paid for interest                                  $  1,699,634      $  1,208,362      $    803,308
                                                          ============      ============      ============
  Cash paid for income taxes                              $    370,696      $     84,541      $     57,097
                                                          ============      ============      ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND NATURE OF OPERATIONS

     Zhongpin Inc. ("Zhongpin") was incorporated on February 4, 2003 as Strong Technical Inc. in the State of Delaware for the purpose of operating a personnel outsourcing service, providing skilled workers to industry. On March 30, 2005, an 82.4% controlling interest in Zhongin was acquired by Halter Capital Corporation and all previous operations were discontinued. On January 30, 2006, Zhongpin acquired Falcon Link Investment Limited ("Falcon") in a stock exchange by issuing 397,676,704 (11,250,000 post-split) shares of its common stock in exchange for all of the issued and outstanding stock of Falcon. The acquisition transaction was accounted for as a reverse merger resulting in the recapitalization of Falcon. Accordingly, the historical financial statements of Falcon have been retroactively restated to give effect to the recapitalization as if it had occurred at the beginning of the first period presented. Hereafter Zhongpin and its subsidiaries are collectively referred to as the "Company".

     Falcon was incorporated in the Territory of the British Virgin Islands ("BVI") on July 21, 2005 as a holding company for the purpose of owning all of the equity interests of Henan Zhongpin Food Co., Ltd. ("HZFC"), a People's Republic of China ("PRC") company. Falcon acquired 100% ownership of HZFC by issuing 10,000 shares of its $1.00 par value common stock in exchange for the outstanding shares of HZFC. The transaction was accounted for as a recapitalization.

     HZFC was established in the PRC on May 20, 2005 for the sole purpose of holding Henan Zhongpin Food Share Company Limited ("Food Share") and its subsidiaries. The owners of Food Share formed HZFC by investing 16,000,000 Renminbi ("RMB"). HZFC acquired Food Share by paying 15,040,000 RMB to the holders of Food Share, who were also the holders of HZFC, in exchange for 100% ownership of Food Share. The transaction was accounted for as a transfer of entities under common control, wherein Food Share is the continuing entity with an increase in registered capital of 960,000 RMB. The historical financial statements of HZFC are essentially those of Food Share shown with an increase in capital as if the transfer had taken place at the beginning of the period.

     Food Share is incorporated in the PRC. It is headquartered in Henan Province and its corporate office is in Changge City. The Company is principally engaged in the production of pork, pork products and vegetables, and the retail sales of pork, processed pork products, vegetables and other grocery items to customers throughout the PRC and other export countries, either directly or through its subsidiaries.

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF OPERATIONS (Continued)

     Details of Food Share's subsidiaries are as follows:

                                                          DOMICILE AND DATE       REGISTERED        PERCENTAGE
NAME                                                      OF INCORPORATION         CAPITAL         OF OWNERSHIP
---------------------------------------------------------------------------------------------------------------

Henan Zhongpin Industrial Company Limited                      The PRC          18,000,000 RMB        88.00%
                                                          January 17, 2002

Henan Zhongpin Import and Export Trading Company               The PRC           5,060,000 RMB        88.93%
                                                           August 11, 2004


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Zhongpin Inc. (formerly Strong Technical, Inc.), Falcon Link Investment Limited, Henan Zhongpin Food Co., Ltd., Henan Zhongpin Food Share Company Limited, Henan Zhongpin Industrial Company Limited and Henan Zhongpin Import and Export Trading Company. All material intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. U.S. GAAP differs from that used in the statutory financial statements of the PRC subsidiaries, which were prepared in accordance with the relevant accounting principles and financial reporting regulations as established by the Ministry of Finance of the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

     The RMB of the People's Republic of China has been determined to be the functional currency of the Company. The balance sheets of the Company and its subsidiaries were translated at year end exchange rates. Expenses were translated at moving average exchange rates in effect during the year. The effects of rate changes on assets and liabilities are recorded as accumulated other comprehensive income.

     FISCAL YEAR

     These financial statements have been prepared using December 31 as the fiscal year end.

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     MINORITY INTEREST IN SUBSIDIARIES

     The Company records minority interest expense, which reflects the minority shareholders' portion of the earnings of Henan Zhongpin Industrial Company Limited and Henan Zhongpin Import and Export Trading Company. During 2005, Henan Zhongpin Industrial Company Limited increased its registered capital from 5,000,000 RMB to 18,000,000 RMB, which required the minority holders to increase their investment by 1,560,000 RMB, effectively increasing the minority interest shown on the Company's balance sheet by $188,406.

     RESTRICTIONS ON TRANSFER OF ASSETS OUT OF THE PRC

     Dividend payments by HZFC are limited by certain statutory regulations in the PRC. No dividends may be paid by HZFC without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

     CONTROL BY PRINCIPAL STOCKHOLDERS

     The directors, executive officers and their affiliates or related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

     START-UP COSTS

     The Company, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," expenses all start-up and organizational costs as they are incurred.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     SIGNIFICANT ESTIMATES

     Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to the valuation of receivables, equipment and accrued liabilities, and the useful lives for amortization and depreciation.

     CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     ACCOUNTS RECEIVABLE

     Accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on the Company's experience and current practice in the PRC, management provides for an allowance for doubtful accounts equivalent to those accounts that are not collected within one year plus 5% of receivables less than one year old.

     INVENTORIES

     Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work-in-progress and finished goods are composed of direct material, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

     LAND USE RIGHTS

     The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and determined that no impairment adjustments were necessary.

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     REVENUE RECOGNITION

     The Company recognizes revenue on the sales of its products as earned when the customer takes delivery of the product according to previously agreed upon pricing and delivery arrangements, and when the Company believes that collectibility is reasonably assured. The Company sells primarily perishable and frozen food products. As such, any right of return is only for a few days and has been determined to be insignificant by management. Accordingly, no provision has been made for returnable goods.

     EARNINGS PER SHARE

     Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the year as if conversion rights attached to preferred stock had been converted. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants.

     The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

                                                                   2005            2004            2003
                                                                   ----            ----            ----
     NUMERATOR FOR BASIC AND DILUTED EPS
       Net income to common stockholders                       $ 5,913,847     $ 2,768,473     $ 1,536,272
                                                               ===========     ===========     ===========

     DENOMINATORS FOR BASIC AND DILUTED EPS
       Common stock outstanding after recapitalization and
       1:35.349 reverse stock split                             11,752,578      11,752,578      11,752,578
       Add: Series A Preferred conversion rights                 6,900,000       6,900,000       6,900,000
                                                               -----------     -----------     -----------
     DENOMINATOR FOR BASIC EPS                                  18,652,578      18,652,578      18,652,578
                                                               ===========     ===========     ===========
       Add: Outstanding stock warrants                           3,450,000       3,450,000       3,450,000
                                                               -----------     -----------     -----------
     DENOMINATOR FOR DILUTED EPS                                22,102,578      22,102,578      22,102,578
                                                               ===========     ===========     ===========

     EPS - Basic                                               $      0.32     $      0.15     $      0.08
                                                               -----------     -----------     -----------
     EPS - Diluted                                             $      0.27     $      0.13     $      0.07
                                                               -----------     -----------     -----------

     The Company had no potentially dilutive securities outstanding at December 31, 2005, 2004 and 2003. However, in conjunction with the retrospective recapitalization on January 30, 2006, the Company issued 6,900,000 shares of Series A Convertible Preferred stock. The stock is convertible one for one to common stock and is participating stock. The preferred stock subscribers also received warrants to purchase one share of common stock at $5.00 per share for every two shares of preferred stock received. Since these issuances were incident to the recapitalization, their effects are also retroactively restated in computing EPS.

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     PROPERTY AND EQUIPMENT

     Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recognizes an "impairment charge" when the expected net undiscounted future cash flows from an asset's use and eventual disposition are less than the asset's carrying value and the asset's carrying value exceeds its fair value. Measurement of fair value for an asset or group of assets may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset or assets.

     Expenditures for maintenance, repairs and betterments, which do not materially extend the normal useful life of an asset, are charged to operations as incurred. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

     Depreciation and amortization are provided for financial reporting purposes primarily on the straight-line method over the estimated useful lives ranging from 5 to 50 years.

     OPERATING LEASES

     Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

     INCOME TAXES

     Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws. The Company recorded income tax expenses of $352,880, $84,541 and $57,097 for 2005, 2004 and 2003,
     respectively.

     The Company withholds and pays income taxes on its employees' wages, which fund the Chinese government's sponsored health and retirement programs of all Company employees. For such employees, the Company was obligated to make contributions to the social insurance bureau under the laws of the PRC for pension and retirement benefits.

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   BUSINESS ACQUISITIONS

     Food Share started Henan Zhongpin Import and Export Trading Company on August 11, 2004 as a joint venture with Li Jun Wei, an individual, to facilitate the exporting of the Company's goods. The Company owns 88.93% of Henan Zhongpin Import and Export Trading Company.

4.   ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

     The Company accrued an allowance for bad debts related to its receivables. The receivable and allowance balances at December 31, 2005, 2004 and 2003 were as follows:

                                     2005             2004             2003
                                     ----             ----             ----
     Accounts receivable         $ 10,337,838     $  7,470,323     $  1,683,940
     Other receivables              2,013,757          820,590        1,235,615
     Allowances receivable                 --               --           43,490
     Allowance for bad debts       (1,716,614)        (471,816)        (204,148)
                                 ------------     ------------     ------------
                                 $ 10,634,981     $  7,819,097     $  2,758,897
                                 ============     ============     ============

5.   INVENTORIES

     Inventories consisted of:

                                            December 31,    December 31,    December 31,
                                                2005            2004             2003
                                                ----            ----             ----
     Raw materials                          $   210,288     $   247,041     $   143,171
     Low value consumables and packaging        147,000         104,846          66,659
     Work-in-progress                           290,149         434,667       1,042,155
     Finished goods                           1,699,875       2,377,705       3,215,066
     Provision for loss of pricing                   --         (20,305)             --
                                            -----------     -----------     -----------
     Net inventories                        $ 2,347,312     $ 3,143,954     $ 4,467,051
                                            ===========     ===========     ===========

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at cost consisted of:

                                             2005              2004              2003
                                             ----              ----              ----
     Machinery and equipment            $  6,832,887      $  6,311,417      $  3,621,320
     Furniture and office equipment          253,187           221,016           198,680
     Motor vehicles                          281,371           207,270           235,053
     Buildings                             5,084,728         4,923,229         2,924,654
                                        ------------      ------------      ------------
         Subtotal                         12,452,173        11,662,932         6,979,707
     Less: accumulated depreciation       (2,239,325)       (1,590,727)       (1,174,748)
                                        ------------      ------------      ------------
     Net property and equipment         $ 10,212,848      $ 10,072,205      $  5,804,959
                                        ============      ============      ============

     Depreciation expense               $    602,008      $    415,979      $    253,003
                                        ============      ============      ============

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                  December 31,     December 31,     December 31,
                                      2005             2004             2003
                                      ----             ----             ----
     Land use rights              $ 1,840,937      $ 1,749,697      $   798,261
     Accumulated amortization         (87,813)         (48,562)         (10,418)
                                  -----------      -----------      -----------
                                  $ 1,753,124      $ 1,701,135      $   787,843
                                  ===========      ===========      ===========

     Amortization expense         $    37,431      $    38,144      $     5,209
                                  ===========      ===========      ===========

8.   RELATED PARTY RECEIVABLES

     Related party receivables consist of advances made by the Company to the minority interest holders of Henan Zhongpin Industrial Company Limited for their investment in the registered capital of that entity. The advances are non-interest bearing and have no fixed repayment terms. Consequently, they are classified as non-current assets.

9.   CONSTRUCTION IN PROGRESS

     Construction in progress consisted of :

                                                      December 31,    December 31,    December 31,
Construction in Progress            Completed on          2005            2004            2003
------------------------            ------------          ----            ----            ----
Sewage Construction                 October 2004      $        --     $        --     $    22,495
Industrial Plant                    February 2006      16,931,178       3,887,164       7,011,750
Frozen machinery and store room      March 2005                --          49,267              --
                                                      -----------     -----------     -----------
                                                      $16,931,178     $ 3,936,431     $ 7,034,245
                                                      ===========     ===========     ===========

10.  LOANS PAYABLE

     SHORT-TERM LOANS

     Short-term loans are due within one year. These loans are secured by the land and plant of the Company, and guaranteed by the Company. These loans bear interest at prevailing lending rates in the PRC ranging from 3.0% to 9.4% per annum.

     LONG-TERM LOANS

     A long-term loan is secured by the land and plant of the Company, and guaranteed by Henan Zhongpin Industrial Company Limited and bears an interest rate 6.0% per annum.

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  LOANS PAYABLE

     LONG-TERM LOANS (Continued)

     The balances of loans payable were as follows:

                                           December 31,    December 31,    December 31,
                                               2005            2004            2003
                                               ----            ----            ----
     Short Term Loans Payable              $18,995,853     $ 9,119,552     $ 7,083,649
     Long Term Loans Payable                 2,410,119       7,637,980       8,682,130
                                           -----------     -----------     -----------
                                           $21,405,972     $16,757,532     $15,765,779
                                           ===========     ===========     ===========

               Long Term Repayment Schedule
     -------------------------------------------------
     Payments due in 2006                  $   145,671
     Payments due in 2007                      145,671
     Payments due in 2008                      145,671
     Payments due in 2009                      145,671
     Payments due in 2010                      145,671
     Payments due thereafter                 1,681,764
                                           -----------
                                           $ 2,410,119

11.  COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS

     From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is party or to which any of its property is subject, that will have a material adverse effect on the Company's financial condition.

12.  ALLOWANCES INCOME

     "Allowances income" consists of grants from the government of the PRC for the Company's participation in specific programs, such as import and export, branding, and city maintenance and construction. The Company received allowances income as follows:

                            Year ended       Year ended       Year ended
                           December 31,     December 31,     December 31,
                               2005             2004             2003
                               ----             ----             ----
     Allowances income     $     85,592     $    928,302     $    149,158
                           ============     ============     ============

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  ALLOWANCES INCOME (Continued)

     In addition to paying the Company for its participation in ongoing programs, the PRC government has made a cash grant to the Company specifically to fund research and development. The Company recorded this grant as a liability titled "Research & development grants payable" on the balance sheet rather than as revenue. As qualifying research and development costs are incurred the Company reduces the liability rather than recording an expense.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

     As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2005, 2004 and 2003.

14.  NEW ACCOUNTING PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company expects that the Statement will have no material impact on its consolidated financial statements.

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  NEW ACCOUNTING PRONOUNCEMENTS (Continued)

     In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event". This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), "Share-Based Payment". As the Company has not traditionally paid compensation through the issuance of equity securities, no impact is expected on its consolidated financial statements.

     In October 2005, the FASB issued Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period". This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes that this position has no application to the Company.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company's operations will depend on future accounting pronouncements or changes in accounting principles.

     In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal year ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  SUBSEQUENT EVENTS

     On January 30, 2006, the Company consummated an agreement with the shareholders of Falcon whereby it issued 397,676,704 (11,250,000 post-split) shares of its common stock in exchange for all of the issued and outstanding stock of Falcon. Immediately prior to the transaction there were 17,765,650 (502,578 post-split) shares outstanding as compared to 415,442,354 (11,752,578 post-split) shares outstanding immediately following. Consequently, Falcon became a wholly-owned subsidiary of the Company. The transaction was accounted for as a reverse merger resulting in a recapitalization of Falcon, wherein Falcon's historical financial statements became those of the Company, retrospectively restated to reflect the adopted capital structure of the Company as if the transaction had occurred at the beginning of the first period presented. These financial statements have been adjusted to reflect such restatement.

     In conjunction with the acquisition of Falcon, on January 31, 2006 the Company sold at $8.00 per unit 3.45 million units, each consisting of two shares of Series A Convertible Preferred Stock and a five year warrant to purchase an additional 35.349 (1 post-split) common shares at a purchase price of $0.1414467 ($5.00 post split) per share. Each preferred share is convertible into 35.349 (1 post-split) common shares. Total conversion rights were issued for 243,908,100 (6,900,000 post-split) common shares and total warrants were issued for 121,954,050 (3,450,000 post-split) common shares.

     On February 16, 2006, the Company amended its articles of incorporation to change its name from Strong Technical, Inc. to Zhongpin Inc. In the same amendment, the Company changed its authorized common stock to 25,000,000 shares with par value of $0.001 and its authorized preferred stock to 10,000,000 shares with par value of $0.001.

     On February 16, 2006, the Company effected a 1:35.349 reverse split on its outstanding common stock. Immediately prior to the split, 415,442,354 common shares were outstanding as compared to 11,752,578 common shares outstanding immediately following the split. Outstanding conversion rights on Series A Convertible Preferred Stock were reduced from 243,908,100 common shares to 6,900,000 common shares, and outstanding warrants were reduced from 121,954,050 common shares to 3,450,000 common shares, exercisable at $5.00 per share.

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  PREFERRED STOCK

     The features of the Series A Convertible Preferred Stock are as follow.

     Dividends. The holders of the Series A Preferred are entitled to receive, when and as declared by the Board of Directors, dividends in such amounts as may be determined by the Board of Directors from time to time out of funds legally available therefor. No dividends (other than those payable solely in common stock) will be paid to the holders of common stock until there shall have been paid or declared and set apart during that fiscal year for the holders of the Series A Preferred a dividend in an amount per share that the holders would have got for the shares of common stock issuable upon conversion of their shares of Series A Preferred.

     Preference on Liquidation. In the event of merger, consolidation or sale of all or substantially all of the Company's assets or other liquidation, holders of the Series A Preferred shall get a priority in payment over all other classes of stock. In such event, the Series A Preferred would be entitled to receive the greater of (i) the original purchase price of the Series A Preferred or (ii) the amount the holder would get if he converted all of his Series A Preferred into common stock.

     Voting. The holder of each share of Series A Preferred (i) shall be entitled to the number of votes with respect to such share equal to the number of shares of common stock into which such share of Series A Preferred could be converted on the record date for the subject vote or written consent (or, if there is no such record date, then on the date that such vote is taken or consent is effective) and (ii) shall be entitled to notice of any stockholders' meeting in accordance with the Company's Bylaws.

     Appoint and Elect a Director. So long as the number of shares of common stock issuable upon conversion of the outstanding shares of Series A Preferred is greater than 10% of the number of outstanding shares of common stock (on a fully diluted basis), the holders of record of the shares of Series A Preferred, exclusively and as a separate class, shall be entitled to elect one of the Company's (1) directors.

     Conversion Right. The holder may convert each share of Series A Preferred into common stock at an initial conversion price of $0.113157 ($4.00 post-split). The conversion price will be adjusted for stock dividends, stock splits and similar events.

                                  ZHONGPIN INC.
                        (formerly STRONG TECHNICAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  PREFERRED STOCK (Continued)

     Automatic Conversion. Each share of Series A Preferred will automatically be converted into shares of common stock at the conversion price at the time in effect if (i) the Company has an underwritten public offering of its common stock giving the Company at least $30 million in net proceeds,
     (ii)(A) the closing price of the common stock equals or exceeds $0.2828934 ($10.00 post-split) (as adjusted) for the twenty (20) consecutive-trading-day period ending within two (2) days of the date on which the Company provides notice of such conversion as hereinafter provided and (B) either a registration statement registering for resale the shares of common stock issuable upon conversion of the Series A Preferred has been declared effective and remains effective and available for resales for the twenty (20)-day period, or Rule 144(k) is available for the resale of such shares, or (iii) by consent of at least 67% of the then-outstanding shares of Series A Preferred.

     Protective Provisions. So long as at least 1,750,000 shares of Series A Preferred are outstanding (subject to adjustment for stock splits, combinations and the like), the holders of a majority of the outstanding Series A Preferred shall be required (in addition to any consent or approval otherwise required by law) for us to take certain actions, including (1) liquidation, dissolution or wind up, (2) amend, alter or repeal any provision of our certificate of incorporation so as to affect the rights, preferences or privileges of the Series A Preferred, (3) create new class of preferred stock or increase the number of of shares of Series A Preferred that can be issued, or (4) purchase or redeem, or pay or declare any dividend or make any distribution on, any securities junior in priority to the Series A Preferred; or (5) make any change in the size of the Company's Board of Directors.

17.  SUPPLEMENTAL DISCLOSURE

     From the period from July 1, 2005 to January 29, 2006, Zhongpin Inc. (previously Strong Technical, Inc.) had no assets, liabilities, operations or cash flows. Accordingly, no separate financial data has been provided for Zhongpin Inc. on a standalone basis. Previously the registrant had June 30 as its fiscal year end. These financial statements are presented using the calendar year in accordance with the fiscal year end of the operating subsidiaries.

18.  SEGMENT REPORTING

     The Company operates in two business segments: pork and pork products, and vegetables and fruits.

     The Company's pork and pork products segment is involved primarily in the processing of live market hogs into fresh, frozen and processed pork products. The Company's pork and pork products segment markets its products domestically to our branded stores, food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets.

     The Company's vegetables and fruits segment is involved primarily in the processing of fresh vegetables and fruits. The Company contracts with more than 120 farms in Henan Province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes. The proximity of the contracted farms to the Company's operations ensures freshness from harvest to processing. The Company contracts to grow more than 20 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans and strawberries.

                                                             SALES BY SEGMENT
                                                               (IN MILLIONS)

                                                      SALES                     SALES
                                                   YEAR ENDED                 YEAR ENDED
                                                  DEC. 31, 2005             DEC. 31, 2004
                                                  -------------             -------------
     Pork and Pork Products..............              $ 71.46                    $ 41.80
     Vegetables and Fruits...............                 1.94                       0.99
                                                        ------                     ------
                                     Total             $ 73.40                    $ 42.79


                                                        OPERATING INCOME BY SEGMENT
                                                               (IN MILLIONS)

                                                OPERATING INCOME           OPERATING INCOME
                                                   YEAR ENDED                 YEAR ENDED
                                                  DEC. 31, 2005             DEC. 31, 2004
                                                  -------------             -------------
     Pork and Pork Products..............               $ 7.25                     $ 3.02
     Vegetables and Fruits...............                 0.23                       0.04
                                                          ----                     ------
                                     Total              $ 7.48                     $ 3.06