Form 10-K/A
period 2005-12-31
ZHONGPIN INC.
filed 2006-04-05
CIK 1277092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NO. 333-112111

                                  ZHONGPIN INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     54-2100419
  (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

21CHANGSHE ROAD, CHANGGE CITY, HENAN PROVINCE
       THE PEOPLE'S REPUBLIC OF CHINA
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

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

Documents Incorporated by Reference: None

                                EXPLANATORY NOTE

         In this Amendment No. 1 to the Annual Report on Form 10-K, we will refer to Zhongpin Inc., a Delaware corporation, as "our company," "we," "us," and "our."

         We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005, as originally filed with the Securities and Exchange Commission on March 31, 2006 (the "Annual Report"), to correct two typographical errors in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         On page 35 of the Annual Report, the parenthetical in the fifth sentence of the first paragraph under the heading, "Overview," incorrectly states that the average daily butchering and processing of 2,000 pigs approximates 14.5 metric tons, rather than 145 metric tons. On page 36 of the Annual Report, the second sentence of the first paragraph under the heading, "Results of Operations," incorrectly states our goal in fiscal 2006 is to increase product sales by 5%, rather than 50%. This Amendment No. 1 corrects these two errors. Other than the correction of these typographical errors, this Amendment No. 1 does not include any restatements or corrections of any previously reported financial statements or change any other disclosures.

         In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, we are required to include in this Amendment No. 1 the entire Item 7 in which the typographical errors occurred.

         This Amendment No. 1 continues to speak as of the date of the Annual Report for the year ended December 31, 2005 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Annual Report, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.

                                     PART II

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         During the period from our formation on February 4, 2003 to January 30, 2006, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities. On January 30, 2006, in exchange for a controlling interesting our publicly-held "shell" corporation, we acquired all of the issued and outstanding capital stock of Falcon Link. This transaction is commonly referred to as a "reverse acquisition." For financial reporting purposes, Falcon Link was considered the acquirer in such transaction. As a result, our historical financial statements for all periods included in this Report are those of Falcon Link.

OVERVIEW

         We are principally engaged in the meat and food processing business in the PRC. Currently, we have five processing plants located in Henan Province in the PRC, with a total of seven production lines. We began construction of a third fully-dedicated case-ready plant in fiscal 2005. This plant was put into production on February 23, 2006. On a daily basis, an average of 2,000 pigs (approximately 145 metric tons) are butchered and processed at this location. We expect to increase the meat processing capacity at this plant by 60,000 metric tons on an annual basis. We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

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

RESULTS OF OPERATIONS

         In fiscal 2006, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last four years. Our goal for fiscal 2006 is to increase our product sales to more than $110 million, an increase of approximately $37 million, or approximately 50%, as compared to fiscal 2005.

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

         The following table sets forth, for the periods indicated, certain statement of operations data:

                                                          YEAR ENDED DECEMBER 31,
                                                   2005            2004            2003
                                                   ----            ----            ----
                                                              (IN THOUSANDS)

Revenues:
   Sales revenues                                $ 73,400        $ 42,787        $ 29,593
   Cost of sales                                   61,221          36,670          26,144
                                                 --------        --------        --------
        Gross Profit                               12,180           6,117           3,449

Operating expenses:
   General and administrative expenses              2,396           1,214             432
   Operating expenses                               2,300           1,845           1,281
                                                 --------        --------        --------
        Total operating expenses                    4,696           3,059           1,713
                                                 --------        --------        --------

Income from operations:                             7,483           3,058           1,736
                                                 --------        --------        --------

Other income (expense):
   Interest income                                    183              86             238
   Other income                                       167              32             283
   Allowances income                                   86             928             149
   Exchange gain (loss)                               226             (23)            (13)
   Interest expense                                (1,802)         (1,208)           (803)
                                                 --------        --------        --------
        Total other income (expense)               (1,140)           (185)           (146)
                                                 --------        --------        --------

Net income before taxes                             6,343           2,873           1,590
                                                 --------        --------        --------
   Provision for income taxes                         353              85              57
                                                 --------        --------        --------

Net income after taxes                           $  5,990        $  2,788        $  1,533
   Minority interest in gain (loss)                    76              20              (3)
                                                 --------        --------        --------

Net income                                       $  5,914        $  2,768        $  1,536
   Foreign currency translation adjustment            304              --              --
                                                 --------        --------        --------
Comprehensive income                             $  6,218        $  2,768        $  1,536
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

         INTEREST EXPENSE. Interest expense increased from $1.21 million in fiscal 2004 to $1.80 million in fiscal 2005, or approximately 49%, primarily due to an increase of approximately 31% in our average indebtedness. During fiscal 2005, we increased our average indebtedness by approximately $5.84 million to meet our increasing working capital requirements resulting from our significant growth in revenue. Our weighted average annual borrowing rate increased from 7.23% in fiscal 2004 to 7.99% in fiscal 2005. We have been able to secure debt financing with lower interest costs, and at March 15, 2006, our weighted average annual borrowing rate had been reduced to 6.22%.

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

                                                                 SALES BY SEGMENT
                                                                  (IN MILLIONS)
                                             SALES             SALES         SALES NET     PERCENTAGE
                                          YEAR ENDED         YEAR ENDED       CHANGE         CHANGE
                                         DEC. 31, 2005     DEC. 31, 2004     2005/2004     2005/2004
                                         -------------     -------------     ---------     ---------
Pork and Pork Products...........           $ 71.46           $ 41.80         $ 29.66        60.11%
Vegetables and Fruits............              1.94              0.99            0.95        75.75%
                                            -------           -------         -------
                            Total           $ 73.40           $ 42.79         $ 30.61


                                                            OPERATING INCOME BY SEGMENT
                                                                   (IN MILLIONS)
                                                                                    OPERATING          OPERATING
                                   OPERATING        OPERATING        OPERATING        MARGIN            MARGIN
                                     INCOME           INCOME          INCOME           YEAR              YEAR
                                   YEAR ENDED       YEAR ENDED        CHANGE           ENDED             ENDED
                                 DEC. 31, 2005     DEC. 31, 2004     2005/2004     DEC. 31, 2005     DEC. 31, 2004
                                 -------------     -------------     ---------     -------------     -------------
Pork and Pork Products.......        $ 7.25            $ 3.02         $ 4.23           10.15%            7.23%
Vegetables and Fruits........          0.23              0.04           0.19           11.86%            3.90%
                                     ------            ------         ------           -----             ----
                        Total        $ 7.48            $ 3.06         $ 4.42           10.19%            7.15%

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2005, we funded our operations primarily through cash flows from operations. We drew down $ 70.18 million from our exiting lines of credit during fiscal 2005.

         Net cash provided (used in) by operating activities was $4.47 million, $(0.34) million and $13.08 million in fiscal 2003, 2004 and 2005, respectively. Cash flows from operations increased during the 2005 period primarily due to an increase in revenues, a decrease in the percentage of our accounts receivable to revenue, better inventory management, more effective management of client relationships and improved payment terms to suppliers.

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

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS No. 123R), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123). SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." The revision requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. SFAS No. 123R permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard. The Company will apply the modified prospective method upon adoption. In April 2005, the Securities and Exchange Commission announced it would provide for phased-in implementation of SFAS No. 123R. As a result, SFAS No. 123R is effective for the first interim or annual reporting period of a registrant's first fiscal year beginning on or after June 15, 2005. We estimate that compensation expense related to employee stock options for fiscal 2006 is expected to be in the range of $0.5 - $1.0 million. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We believe this reclassification will not have a material impact on our consolidated statements of cash flows.

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

                                     PART IV

ITEM 15. - EXHIBITS  AND FINANCIAL STATEMENT SCHEDULES.

 (b)   Exhibits:
         31.1     Certification of our Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of our Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of our Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of our Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized on the 5th day of April, 2006.

                                                 ZHONGPIN INC.
                                                   (Company)



                                                 By: /s/ Xianfu Zhu
                                                    ----------------------------
                                                     Xianfu Zhu
                                                     Chief Executive Officer