Form 10-K/A
period 2005-12-31
ZHONGPIN INC.
filed 2006-05-05
CIK 1277092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

[ ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


[X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM JUNE 30, 2005 TO DECEMBER 31, 2005.

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

Yes |_|   No  |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes |X|   No  |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No  |_|

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

Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|   No |X|

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

Documents Incorporated by Reference: None

                                EXPLANATORY NOTE

         In this Amendment No. 2 to the Annual Report on Form 10-K, we will refer to Zhongpin Inc., a Delaware corporation, as "our company," "we," "us," and "our."

         We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2005, as originally filed with the Securities and Exchange Commission on March 31, 2006 and as amended on April 5, 2006 (the "Annual Report"), to correct Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data and Item 15. Exhibits and Financial Statement Schedules, all of which will be amended to include the historical financial statements of our company and of Falcon Link Investment Limited, a British Virgin Islands Company that we acquired on January 30, 2006 in a transaction that is commonly referred to as a "reverse acquisition."

         In accordance with Rule 12-b15 of the Securities Exchange Act of 1934, we are required to include in this Amendment No. 2 the entire Item 7, Item 8 and
Item 15 to address all areas in the Annual Report that involves our transition period financial statements.

         This Amendment No. 2 continues to speak as of the date of the Annual Report and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the filing of the Annual Report, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.

                                     PART II

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CERTAIN STATEMENTS IN THIS PROSPECTUS CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF OUR COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, AMONG OTHERS, UNCERTAINTIES RELATING TO GENERAL ECONOMIC AND BUSINESS CONDITIONS, INTENSE COMPETITION FOR THE ACQUISITION OF BUSINESSES, AND DOMESTIC AND FOREIGN GOVERNMENT REGULATIONS.

         During the period from our formation on February 4, 2003 to January 30, 2006, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities. On January 30, 2006, in exchange for a controlling interesting our publicly-held "shell" corporation, we acquired all of the issued and outstanding capital stock of Falcon Link. This transaction is commonly referred to as a "reverse acquisition." For financial reporting purposes, Falcon Link was considered the acquirer in such transaction. As a result, commencing with our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, our historical financial statements for all periods presented will be those of Falcon Link.

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

         The following table sets forth, for the periods indicated, certain statement of operations data of Falcon Link:

                                                 YEAR ENDED DECEMBER 31,
                                               2005        2004        2003
                                             --------    --------    --------
                                                     (IN THOUSANDS)

Revenues:

    Sales revenues                           $ 73,400    $ 42,787    $ 29,593
    Cost of sales                              61,221      36,670      26,144
                                             --------    --------    --------
        Gross Profit                           12,179       6,117       3,449

Operating expenses:

    General and administrative expenses         2,396       1,214         432
    Operating expenses                          2,300       1,845       1,281
                                             --------    --------    --------
        Total operating expenses                4,696       3,059       1,713
                                             --------    --------    --------

Income from operations:                         7,483       3,058       1,736
                                             --------    --------    --------

Other income (expense):

   Interest income                                183          86         238
   Other income                                   167          32         283
   Allowances income                               86         928         149
    Exchange gain (loss)                          226         (23)        (13)
    Interest expense                           (1,802)     (1,208)       (803)
                                             --------    --------    --------
        Total other income (expense)           (1,140)       (185)       (146)
                                             --------    --------    --------

Net income before taxes                         6,343       2,873       1,590
                                             --------    --------    --------
   Provision for income taxes                     353          85          57
                                             --------    --------    --------

Net income after taxes                       $  5,990    $  2,788    $  1,533
   Minority interest in gain (loss)                76          20          (3)
                                             --------    --------    --------

Net income                                   $  5,914    $  2,768    $  1,536
   Foreign currency translation adjustment        304        --          --
                                             --------    --------    --------
Comprehensive income                         $  6,218    $  2,768    $  1,536
                                             ========    ========    ========

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004, FISCAL YEARS ENDED JUNE 30, 2005 AND 2004 AND FISCAL PERIOD FEBRUARY 4, 2003 (INCEPTION) TO JUNE 30, 2003 - ZHONGPIN INC.

  Prior to March 30, 2005, we had been engaged in the business of providing outsourcing skilled service personnel (engineers, designers and drafts persons) to businesses and industry on a temporary basis for a fee. In March 2005, all of such business operations were discontinued, and we received no revenues from operations subsequent to March 2005.

  Income from discontinued operations was $45,884 for the year ended June 30, 2005 as compared to a loss of $45,557 for the year ended June 30, 2004 and a loss of $18,093 for the period from February 4, 2003 (inception) to June 30, 2003. During the six months ended December 31, 2005, we generated no revenues and incurred no expenses.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005 - FALCON LINK

         Revenue. Total revenue increased from $42.79 million in the year ended December 31, 2004 to $73.40 million for the year ended December 31, 2005, or approximately 72%. The increase in revenues was primarily due to increased sales in Falcon Link's meat and meat products segment resulting from the effects of the continued increase in the amount of branded stores sales and a widening wholesale customer base.

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

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately 98% in fiscal 2005 from $1.21 million in fiscal 2004 to $2.40 million in fiscal 2005. As a percentage of revenues, general and administrative expenses increased from 2.84% in fiscal 2004 to 3.26% in fiscal 2005. During fiscal 2005, Falcon Link adopted a more conservative doubtful account allowance rate estimate.

         INTEREST EXPENSE. Interest expense increased from $1.21 million in fiscal 2004 to $1.80 million in fiscal 2005, or approximately 49%, primarily due to an increase of approximately 31% in Falcon Link's average indebtedness. During fiscal 2005, Falcon Link increased its average indebtedness by approximately $5.84 million to meet its increasing working capital requirements resulting from its significant growth in revenue. Falcon Link's weighted average annual borrowing rate increased from 7.23% in fiscal 2004 to 7.99% in fiscal 2005. Falcon Link and its subsidiaries have been able to secure debt financing with lower interest costs, and at March 15, 2006, our weighted average annual borrowing rate had been reduced to 6.22%.

         INTEREST INCOME, ALLOWANCES INCOME, OTHER INCOME AND EXCHANGE GAIN
(LOSS). Interest income, allowances income, other income and exchange gain
(loss) decreased from $1.02 million in fiscal 2004 to $0.66 million in fiscal 2005, primarily due to a decrease of allowance income.

         INCOME TAXES. The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products. The increase in the provision for income taxes in fiscal 2005 over the prior fiscal year resulted from an increase in Falcon Link's sales of prepared products in fiscal 2005.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004 - FALCON LINK

         REVENUE. Total revenue increased from $29.59 million in the year ended December 31, 2003 to $42.79 million for the year ended December 31, 2004, or approximately 45%. The increase in revenues was primarily due to increased sales in Falcon Link's meat and meat products segment resulting from a widening wholesale customer base.

         COST OF SALES. Cost of sales increased from $26.14 million in fiscal 2003 to $36.67 million in fiscal 2004, or approximately 40%. As a percentage of revenue, total cost of sales decreased from approximately 88% in fiscal 2003 as compared to approximately 86% in fiscal 2004. The decrease in Falcon Link's cost of sales was primarily due to its increasing volume of purchases of raw material, which resulted in a decrease in Falcon Link's purchase cost per unit. The decline in cost per unit decreased the percentage of Falcon Link's cost of sales to revenue.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately 181% from $0.43 million in fiscal 2003 to $1.21 million in fiscal 2004. As a percentage of revenue, general and administrative expenses increased from 1.46% in fiscal 2003 to 2.84% in fiscal 2004. This increase was primarily due to the implementation of Falcon Link's growth plan and market penetration efforts in new markets outside of Henan Province.

         INTEREST EXPENSE. Interest expense increased from $0.80 million in fiscal 2003 to $1.21 million in fiscal 2004, primarily due to an increase of approximately 48% in Falcon Link's average indebtedness. Falcon Link's average indebtedness increased in fiscal 2004 due to its increasing working capital needs to fund revenue growth. Falcon Link's overall weighted average annual borrowing rate increased from 7.10% in fiscal 2003 to 7.23% in fiscal 2004.

         OTHER INCOME. Other income increased from $0.42 million in fiscal 2003 to $0.94 million in fiscal 2004, or approximately 124%, primarily due to an increase of allowance income.

         INCOME TAXES. The increase in the provision for income taxes in fiscal 2004 over the prior fiscal year resulted from an increase in Falcon Link's sales of prepared products in fiscal 2004.

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

         Falcon Link's pork and pork products segment sales increased 71% in the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase in sales was primarily due to higher volumes resulting from an increased wholesale customer base, the increased number of Falcon Link's branded stores and the increased number of supermarkets that were purchasing Falcon Link's pork and pork products. The operating income of Falcon Link's pork and pork products segment increased by $4.23 million, or approximately 140%, in fiscal 2005 as compared to fiscal 2004.

         Falcon Link's vegetables and fruits segment sales increased 96% in fiscal 2005 as compared to fiscal 2004. The increase in sales primarily resulted from higher export sales. Falcon Link's vegetables and fruits segment operating income increased by $0.19 million, or approximately 475%, in fiscal 2005 as compared to fiscal 2004.



                                                             FALCON LINK INVESTMENT LIMITED
                                                                    SALES BY SEGMENT
                                                                     (IN MILLIONS)

                                             SALES                SALES             SALES NET         PERCENTAGE
                                          YEAR ENDED            YEAR ENDED           CHANGE             CHANGE
                                         DEC. 31, 2005        DEC. 31, 2004         2005/2004         2005/2004

Pork and Pork Products...........          $ 71.46                $ 41.80             $ 29.66           70.96%
Vegetables and Fruits............             1.94                   0.99                0.95           95.96%
                                             -----                 ------               -----
                              Total        $ 73.40                $ 42.79             $ 30.61


                                                           FALCON LINK INVESTMENT LIMITED
                                                             OPERATING INCOME BY SEGMENT
                                                                    (IN MILLIONS)

                                                                                        OPERATING         OPERATING
                                                                      OPERATING          MARGIN             MARGIN
                                 OPERATING INCOME  OPERATING INCOME    INCOME            YEAR                YEAR
                                   YEAR ENDED        YEAR ENDED        CHANGE            ENDED              ENDED
                                 DEC. 31, 2005     DEC. 31, 2004     2005/2004        DEC. 31, 2005      DEC. 31, 2004

Pork and Pork Products......       $ 7.25             $ 3.02          $ 4.23             10.15%              7.22%
Vegetables and Fruits.......         0.23               0.04            0.19             11.86%              4.04%
                                     ----             ------            ----             -----               ----
                        Total      $ 7.48             $ 3.06          $ 4.42             10.19%              7.15%

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2005, Falcon Link funded its operations primarily through cash flows from operations and established credit lines with aggregate availability up to $70.18 million.

         Net cash provided by (used in) operating activities of Falcon Link was $4.47 million, $(0.34) million and $13.08 million in fiscal 2003, 2004 and 2005, respectively. Cash flows from operations of Falcon increased during the 2005 period primarily due to an increase in revenues, a decrease in the percentage of its accounts receivable to revenue, better inventory management, more effective management of client relationships and improved payment terms to suppliers.

         Net accounts receivable of Falcon Link were $10.63 million as of December 31, 2005. This compares to $7.82 million at December 31, 2004. The increase in accounts receivable was due primarily to the increase in Falcon Link's revenues.

         Falcon Link expended $6.32 million, $1.59 million and $13.23 million for the purchase of property, plant and equipment and construction of new facilities in fiscal 2003, 2004 and 2005, respectively.

         As of December 31, 2005, Falcon Link had approximately $10.14 million in cash and cash equivalents. On January 31, 2006, we received net proceeds of approximately $22.51 million from the sale of units consisting of our Series A convertible preferred stock and common stock purchase warrants.

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

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS No. 123R), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123). SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." The revision requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. SFAS No. 123R permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard. We will apply the modified prospective method upon adoption. In April 2005, the Securities and Exchange Commission announced it would provide for phased-in implementation of SFAS No. 123R. As a result, SFAS No. 123R is effective for the first interim or annual reporting period of a registrant's first fiscal year beginning on or after June 15, 2005. We estimate that compensation expense related to employee stock options for fiscal 2006 is expected to be in the range of $0.5-$1.0 million. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We believe this reclassification will not have a material impact on our consolidated statements of cash flows.

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

                                    PART III

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Documents filed as part of this report:

                                                                              PAGE

   (1) ZHONGPIN INC. (FORMERLY STRONG TECHNICAL INC.)
       Reports of Independent Registered Public Accounting Firms................10
       Balance Sheets as of December 31, 2005 and June 30, 2005 and 2004........12
       Statements of Operations for the six months ended December 31, 2005, the years ended June 30, 2005 and 2004 an the period February 4, 2003
         (inception) to June 30, 2003...........................................13
       Statements of Stockholders' Equity from February 4, 2003 (inception)
         to December 31, 2005...................................................14
       Statements of Cash Flows for the six months ended December 31, 2005, the years ended June 30, 2005 and 2004 and the period February 4, 2003
         (inception) to June 30, 2003...........................................15
       Notes to Consolidated Financial Statements...............................16

       FALCON LINK INVESTMENTS AND SUBSIDIARIES

       Report of Independent Registered Public Accounting Firm..................25
       Consolidated Balance Sheets as of December 31, 2005, 2004 and 2003.......26
       Consolidated Statements of Operations and Comprehensive Income for the
         years ended December 31, 2005, 2004 and 2003...........................27
       Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 2005, 2004 and 2003.......................................28
       Consolidated Statements of Cash Flows for the years December 31, 2005,
         2004 and 2003..........................................................29
       Notes to Financial Statements............................................30

   (2) Schedules for the years ended December 31, 2005, 2004 and 2003
       None.

Child, Van Wagoner & Bradshaw, PLLC

A PROFESSIONAL LIMITED LIABILITY COMPANY OF CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107 PHONE: (801) 281-4700
FAX: (801) 281-4701


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Zhongpin Inc. (fka Strong Technical, Inc.)
Henan Province, People's Republic of China

We have audited the accompanying balance sheet of Zhongpin Inc. (fka Strong Technical, Inc.) as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zhongpin Inc. (fka Strong Technical, Inc.) as of December 31, 2005, and the results of its operations and its cash flows for the six months then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah

March 16, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Strong Technical Inc.

We have audited the accompanying balance sheet of Strong Technical Inc. as of June 30, 2005 and 2004 and the related statements of operations, shareholders' deficit and cash flows for the years ended June 30, 2005 and 2004 and the period from February 4, 2003 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, the financial position of Strong Technical Inc. as of June 30, 2005 and 2004 and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004 and the period from February 4, 2003 (Inception) to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Note 2. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/Sherb & Co., LLP
                                                  ----------------------------
                                                  Sherb & Co., LLP
                                                  Certified Public Accountants

New York, New York
August 31, 2005

                                 ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                                 BALANCE SHEETS


                                                                       DECEMBER 31,   JUNE 30,   JUNE 30,
                                                                         --------    --------    --------
                               ASSETS                                      2005        2005         2004
                                                                         --------    --------    --------
Current assets

Cash                                                                     $   --      $   --      $  4,892
                                                                         --------    --------    --------
Total current assets

                                                                             --          --         4,892
                                                                         --------    --------    --------

Total assets                                                             $   --      $   --      $  4,892
                                                                         ========    ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Due to officer                                                                                   $ 27,147
Accrued expenses
                                                                            --          --         23,629
                                                                         --------    --------    --------
Total current liabilities

                                                                            --          --         50,776

Stockholders' equity (deficit)

Preferred stock: $.001 par value; 10,000,000 shares authorized; none
issued and outstanding                                                       --          --          --

Common stock: $.001 par value; 25,000,000 shares authorized; 502,578
shares issued and outstanding                                                 503         503         503

Additional paid in capital
                                                                           17,263      17,263      17,263
Accumulated deficit                                                       (17,766)    (17,766)    (63,650)
                                                                         --------    --------    --------
Total stockholders' equity (deficit)                                         --          --       (45,884)
                                                                         --------    --------    --------

Total liabilities and stockholders' equity (deficit)                     $   --      $   --      $  4,892
                                                                         ========    ========    ========

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                            STATEMENTS OF OPERATIONS


                                              Six months                              February 4, 2003
                                                ended       Year ended    Year ended   (inception) to
                                             December 31,   June 30,       June 30,       June 30,
                                             -----------    -----------   ----------     -----------
                                                  2005           2005         2004          2003
                                             -----------    -----------   ----------     -----------

Revenues

  Sales revenues                              $      --      $      --     $     --       $      --
  Cost of sales                                      --             --           --              --
                                              ---------      ---------     --------       ---------
    Gross profit                                     --             --           --              --
                                              ---------      ---------     --------       ---------

Operating expenses                                   --             --           --              --
  General and administrative expenses                --             --           --              --
                                              ---------      ---------     --------       ---------
    Total operating expenses                         --             --           --              --
                                              ---------      ---------     --------       ---------
Income before income taxes                           --             --           --              --
                                              ---------      ---------     --------       ---------
  Provision for income taxes                         --             --           --              --
                                              ---------      ---------     --------       ---------

Income from continuing operations                    --             --           --              --
                                              ---------      ---------     --------       ---------

Income (loss) from discontinued operations           --             --           --              --
                                              ---------      ---------     --------       ---------
                                                     --         45,884      (45,557)        (18,093)
                                              ---------      ---------     --------       ---------

Net income                                    $      --      $  45,884     $(45,557)      $ (18,093)
                                              ---------      ---------     --------       ---------
Basic and diluted earnings per share (1)
  From continuing operations                  $      --      $      --     $     --       $      --
  From discontinued operations                $      --      $    0.09     $  (0.09)      $   (0.04)
  From net income                             $      --      $    0.09     $  (0.09)      $   (0.04)

Basic and diluted weighted average number
  of shares outstanding (1)                     502,578        502,578      502,578         502,578
                                              =========      =========     ========       =========

(1) Data has been restated to reflect stock split as described in Note 6.

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       FROM INCEPTION TO DECEMBER 31, 2005



                                                                       Common Stock
                                                                      $.001 PAR VALUE   Additional
                                                                      -----------------  Paid In   Accumulated
                                                                      Shares    Amount   Capital    Deficit     Total
                                                                     --------  --------  --------   --------   --------
Balance at February 4, 2003 (inception)                                  --    $   --    $   --     $   --     $   --
  Common stock issued for services at $0.035 per share
    February 11, 2003                                                  77,795        78     2,672                 2,750
  Common stock issued for cash at $0.035 per share
    February 11, 2003                                                 424,783       425    14,591                15,016
  Net loss for the period                                                --        --        --      (18,093)   (18,093)
                                                                     --------  --------  --------   --------   --------
Balance at June 30, 2003                                              502,578       503    17,263    (18,093)      (327)

Net loss for the year                                                    --        --        --      (45,557)   (45,557)
                                                                     --------  --------  --------   --------   --------
Balance at June 30, 2004                                              502,578       503    17,263    (63,650)   (45,884)

Net income for the year                                                  --        --        --       45,884     45,884
                                                                     --------  --------  --------   --------   --------
Balance at June 30, 2005                                              502,578       503    17,263    (17,766)      --

Net income for the period                                                --        --        --          --        --
                                                                     --------  --------  --------   --------   --------
Balance at December 31, 2005                                          502,578  $    503  $ 17,263   $(17,766)  $   --
                                                                     ========  ========  ========   ========   ========

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                            STATEMENTS OF CASH FLOWS

                                                                                                         February 4, 2003
                                                             Six months ended   Year ended   Year ended   (inception) to
                                                              DECEMBER 31,       JUNE 30,     JUNE 30,       JUNE 30,
                                                             ----------------   ----------   ----------   --------------
                                                                   2005            2005         2004           2003
                                                             ----------------   ----------   ----------   --------------
Cash flows from operating activities:
    Net income (loss)                                           $     --         $  45,884   $  (45,557)    $  (18,093)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operations:
      Common stock issued for services                                                                           2,750
      Changes in operating liabilities:
        Accrued expenses                                              --           (23,629)      23,629          --
                                                                -----------      ---------   ----------     ----------
    Net cash provided by (used in) operations                         --            22,255      (21,928)       (15,343)

Cash flows from financing activities:
    Increase (decrease) in due to officer                             --           (27,147)      26,820            327
    Common stock issued for cash                                      --              --          --            15,016
                                                                -----------      ---------   ----------     ----------
        Net cash provided by (used in) financing activities           --           (27,147)      26,820         15,343
                                                                -----------      ---------   ----------     ----------
    Increase (decrease) in cash and cash equivalents                  --            (4,892)       4,892          --

    Cash and cash equivalents, beginning of year                      --             4,892        --             --
                                                                -----------      ---------   ----------     ----------
    Cash and cash equivalents, end of year                      $     --         $   --      $    4,892     $    --
                                                                ===========      =========   ==========     ==========
Supplemental disclosures of cash flow information:
    Cash paid for interest                                      $     --         $   --      $    --        $    --
                                                                ===========      =========   ==========     ==========
    Cash paid for income taxes                                  $     --         $   --      $    --        $    --
                                                                ===========      =========   ==========     ==========

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                          NOTES TO FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS

       Zhongpin Inc. (fka Strong Technical, Inc.) (the "Company") was incorporated on February 4, 2003 in the State of Delaware for the purpose of operating a personnel outsourcing service, providing skilled workers to industry. On March 30, 2005, an 82.4% controlling interest in the Company was acquired by Halter Capital Corporation and all previous operations were discontinued. From that time the Company's management has been seeking business opportunities including possible reverse merger candidates. In January 2006, the Company entered into a stock exchange agreement where by it acquired 100% of the outstanding shares of Falcon Link Investment Limited in exchange for 11,250,000 newly issued shares of the Company. This transaction is described in Note 6.

       ESTIMATES AND ASSUMPTIONS

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid debt investments with original maturities of three months or less as cash equivalents.

       REVENUE RECOGNITION

       The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

       EARNINGS PER SHARE

       Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive equity securities. At December 31, 2005 the Company had no potentially dilutive equity securities outstanding.

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                          NOTES TO FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       The numerator and denominator used in the basic and diluted EPS of common stock computations are presented in the following table:

                                                                                                          February 4, 2003
                                                                  Six months     Year ended   Year ended   (inception) to
                                                              ended December 31,  June 30,     June 30,       June 30,
                                                                     2005           2005         2004          2003
                                                                  -----------    -----------   ----------   -----------
NUMERATOR FOR BASIC AND DILUTED EPS
  Income from continuing operations                               $      --      $      --     $     --     $      --
  Income (loss) from discontinued operations                             --           45,884      (45,557)      (18,093)
                                                                  -----------    -----------   ----------   -----------
    Net income (loss) to common stockholders                      $      --      $    45,884   $  (45,557)  $   (18,093)
                                                                  ===========    ===========   ==========   ===========

DENOMINATOR FOR BASIC AND DILUTED EPS
    Weighted average shares of common stock outstanding               502,578        502,578      502,578       502,578
                                                                  ===========    ===========   ==========   ===========

Basic and diluted EPS from continuing operations                  $      --      $      --     $     --     $      --
Basic and diluted EPS from discontinued operations                $      --      $      0.09   $    (0.09)  $     (0.04)
Basic and diluted EPS                                             $      --      $      0.09   $    (0.09)  $     (0.04)


       FISCAL YEAR

       The Company has changed its fiscal year end from June 30 to December 31 effective after the year ended June 30, 2005.

       CONTROL BY PRINCIPAL STOCKHOLDERS

       The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                          NOTES TO FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       INCOME TAXES

       Income tax expense (benefit) consists of the following:

                                                 Year ended
                                                December 31,
                                                    2005
                                                ------------
       Current

         Federal                                $       --
         State                                          --
                                                ----------
                                                        --
       Deferred
         Federal                                        --
         State                                          --
                                                ----------
                                                        --
                                                ----------
       Current and deferred                             --
         Valuation allowance                            --
                                                ----------
       Total                                    $       --
                                                ==========


       A reconciliation of income tax benefit to the amount computed using statutory federal rates is as follows:

                                                 Year ended
                                                December 31,
                                                    2005
                                                ------------
       Tax at statutory rate of 34%              $       --
       State income tax (benefit)                        --
       Valuation allowance                               --
                                                 -----------
                                                 $       --
                                                 ===========


       The Company has implemented SFAS No. 109 "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities at December 31 are as follows:

                                                    2005
                                                ------------
       Deferred tax assets - Tax NOL             $       --
       Valuation allowance                               --
                                                 -----------
                                                 $       --
                                                 ===========

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                          NOTES TO FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       INCOME TAXES (Continued)

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

2.     STOCKHOLDERS' EQUITY (DEFICIT)

       On February 11, 2003, the Company issued 77,795 (2,750,000 pre-split) shares of common stock for services valued at $2,750. On the same date the Company issued 424,783 (15,015,650 pre-split) shares of common stock for $15,016 in cash.

       On March 30, 2005, Richard Armstrong ("Seller") sold 414,014 (14,635,000 pre-split) restricted shares of common stock of the Company to Halter Capital Corporation. Such stock represented 82.4% of all shares outstanding, and as a result of the sale the Company experienced a change in control. The purchase price for the shares was $273,500, paid in cash from the purchaser's existing funds. Upon closing, Pam Halter and Kevin Halter, Jr. were appointed to fill vacancies on the Board of Directors created by the resignation of the existing directors, and Kevin Halter, Jr. was appointed as the Company's president. In addition, the Company transferred all intellectual property rights, customer lists, provider lists and agreements, business methods and goodwill associated with the technical staffing business of the Company to Seller, in exchange for the forgiveness by Seller of any existing or potential obligation of the Company to the Seller or any affiliate or family member of Seller, including any loans to the Company and accrued and unpaid salary to Seller or any affiliate or family member of Seller.

       At the same time, Richard Armstrong and seven other associated stockholders of the Company sold 84,585 (2,990,000 pre-split) registered shares of common stock to two unrelated purchasers for an aggregate consideration of $351,500.

       The purchase prices of all shares were determined by negotiation between unrelated sellers and purchasers.

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                          NOTES TO FINANCIAL STATEMENTS


3.     DISCONTINUED OPERATIONS

       In March 2005, all previous operations of the Company were discontinued. Revenues and net income from discontinued operations were as follows:

                                                              February 4, 2003
                                     Year ended   Year ended   (inception) to
                                      June 30,      June 30,     June 30,
                                        2005          2004         2003
                                      --------    ----------   --------------
       Revenues                       $ 95,555     $ 17,700      $   --
       Expenses                         49,671       63,257        18,093
                                      --------     --------      --------
       Income from discontinued
         operations                   $ 45,884     $(45,557)     $(18,093)
                                      ========     ========      ========


4.     STOCK OPTION PLAN

       Pursuant to the December 13, 2003 board of directors' approval and subsequent stockholder approval, the Company adopted its 2003 Non-Statutory Stock Option Plan (the "Plan") whereby it reserved for issuance up to 2,500,000 shares of its common stock.

       The purpose of the Plan is to provide directors, officers and employees of, and consultants, attorneys and advisors to the Company and its subsidiaries, if any, with additional incentives by increasing their ownership interest in the Company. Directors, officers and other employees of the Company and its subsidiaries, if any, are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options ("NSO") may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The Plan provides for the issuance of NSO's only, which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended.

       The board of directors of the Company or a compensation committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period. Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and
       (c) if such termination is for cause (as determined by the board of directors and/or compensation committee), such options shall terminate immediately. Unless otherwise determined by the board of directors or compensation committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted. No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No. 33-7646 as effective April 7, 1999.

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                          NOTES TO FINANCIAL STATEMENTS


4.     STOCK OPTION PLAN (Continued)

       The Plan may be amended, altered, suspended, discontinued or terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would: (i) decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan; or
       (ii) extend the NSO period; or (iii) materially increase the benefits accruing to Plan participants; or (iv) materially modify Plan participation eligibility requirements; or (v) extend the expiration date of the Plan. Unless otherwise indicated the Plan will remain in effect until terminated by the board of directors.

5.     NEW ACCOUNTING PRONOUNCEMENTS

       In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) is a revision of SFAS No., 123, "Accounting for Stock Based Compensation," and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a material impact on the Company's financial statements.

       In March 2005, the SEC staff issued additional guidance on SFAS 123(R) in the form of Staff Accounting Bulletin ("SAB") No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of FAS 123 (R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by FAS 123(R) to choose an option-pricing model that meets the standard's fair value measurement objective; (b) expected volatility - the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) but does not believe its adoption will have a material impact on the Company's financial statements or results of operations.

       In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 will not have a material impact on the Company's financial statements or results of operations.

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                          NOTES TO FINANCIAL STATEMENTS


5.     NEW ACCOUNTING PRONOUNCEMENTS (Continued)

       In March 2005, FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN No. 47 will have a material affect on the Company's financial position, results of operations or cash flows.

       In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company's operations will depend on future accounting errors, pronouncements or changes in accounting principles.

6.     SUBSEQUENT EVENTS

       On January 30, 2006, the Company consummated an agreement with the shareholders of Falcon Link Investment Limited ("Falcon") whereby it issued 11,250,000 (397,676,704 pre-split) shares of its common stock in exchange for all of the issued and outstanding stock of Falcon. Immediately prior to the transaction there were 502,578 (17,765,650 pre-split) shares outstanding as compared to 11,752,578 (415,442,354 pre-split) shares outstanding immediately following. Consequently, Falcon became a wholly-owned subsidiary of the Company. The transaction will be accounted for as a reverse merger resulting in a recapitalization of Falcon, wherein Falcon's historical financial statements will become those of the Company, retrospectively restated to reflect the adopted capital structure of the Company as if the transaction had occurred at the beginning of the first period presented. These financial statements have not been adjusted to reflect such restatement.

       Falcon was incorporated in the British Virgin Islands on July 21, 2005 for the sole purpose of acquiring and holding Henan Zhongpin Food Co., Ltd. ("ZP Limited"), and has no other operations. ZP Limited was incorporated in the People's Republic of China (the PRC) on May 20, 2005 for the sole purpose of acquiring and holding Henan Zhongpin Food Share Company Limited ("ZP Share"), and has no other operations. ZP Share was incorporated in November of 1997 in the People's Republic of China (the
       PRC), and is in the business of producing and selling pork, pork products, vegetables and other grocery products within the PRC either directly or through its subsidiaries, Henan Zhongpin Industrial Company Limited and Henan Zhongpin Import and Export Trading Company.

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                          NOTES TO FINANCIAL STATEMENTS


 6. SUBSEQUENT EVENTS (Continued)

       The following table summarizes the book values of the assets acquired and liabilities assumed as of December 31, 2005. As the transaction will be accounted for as a recapitalization of Falcon, no adjustments will be made to the book values of the acquired assets and liabilities, and no goodwill or other intangibles will be recognized as a result of the transaction.

                                                  December 31,
                                                      2005
                                                  ------------
       Current assets                             $ 23,456,701
       Property, plant and equipment                10,212,848
       Construction in progress                     16,931,178
       Other assets                                  2,652,845
                                                  ------------
       Total assets acquired                        53,253,572

       Current liabilities                          36,061,114
       Long-term debt                                2,264,448
                                                  ------------
       Total liabilities assumed                    38,325,562

       Minority interest in subsidiaries               411,742
                                                  ------------
       Net assets acquired                        $ 14,516,268
                                                  ============

       In conjunction with the acquisition of Falcon, on January 31, 2006, the Company sold at $8.00 per unit 3.45 million units, each consisting of two shares of Series A Convertible Preferred Stock and a five year warrant to purchase one additional (35.349 pre-split) common share at a purchase price of $5.00 ($0.1414467 pre-split) per share. Each preferred share is convertible into one (35.349 pre-split) common share. Total conversion rights were issued for 6,900,000 (243,908,100 pre-split) common shares and total warrants were issued for 3,450,000 (121,954,050 pre-split) common shares.

       On February 16, 2006, the Company amended its articles of incorporation to change its name from Strong Technical, Inc. to Zhongpin Inc. In the same amendment, the Company changed its authorized common stock to 25,000,000 shares with par value of $0.001 and its authorized preferred stock to 10,000,000 shares with par value of $0.001.

       On February 16, 2006, the Company effected a 1:35.349 reverse split on its outstanding common stock. Immediately prior to the split, 415,442,354 common shares were outstanding as compared to 11,752,578 common shares outstanding immediately following the split. Outstanding conversion rights on Series A Convertible Preferred Stock were reduced from 243,908,100 common shares to 6,900,000 common shares, and outstanding warrants were reduced from 121,954,050 common shares to 3,450,000 common shares, exercisable at $5.00 per share. These financial statements have been restated to give retroactive effect to the reverse stock split.

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                          NOTES TO FINANCIAL STATEMENTS


7.     PREFERRED STOCK

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

       Conversion Right. The holder may convert each share of Series A Preferred into common stock at an initial conversion price of $4.00 ($0.113157 pre-split). The conversion price will be adjusted for stock dividends, stock splits and similar events.

Child, Van Wagoner & Bradshaw, PLLC

A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037 PHONE: (801) 927-1337
FAX: (801) 927-1344


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
FALCON LINK INVESTMENT LIMITED
Henan Province, People's Republic of China

We have audited the accompanying consolidated balance sheets of FALCON LINK INVESTMENT LIMITED and subsidiaries as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FALCON LINK INVESTMENT LIMITED and subsidiaries as of December 31, 2005, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah

March 16, 2006

                         FALCON LINK INVESTMENT LIMITED

                           CONSOLIDATED BALANCE SHEETS



                                                                          December 31,  December 31,   December 31,
                                                                          ------------  ------------   ------------
                 ASSETS                                                       2005           2004          2003
                                                                          ------------  ------------   ------------
Current assets
  Cash and cash equivalents                                               $ 10,142,394  $  5,204,637   $  6,140,527
  Accounts receivable and other receivables                                 10,002,918     7,819,097      2,758,897
  Purchase deposits                                                            220,836       124,520        239,410
  Prepaid expenses and deferred charges                                         99,009        92,163         19,327
  Inventories                                                                2,347,312     3,143,954      4,467,051
  Tax refund receivable                                                        644,232         --           203,532
                                                                          ------------  ------------   ------------
Total current assets                                                        23,456,701    16,384,371     13,828,744

Property, plant and equipment (net)                                         10,212,848    10,072,205      5,804,959

Related party receivables                                                      267,658        72,464         72,464
Other receivables                                                              632,063         --              --
Construction in progress                                                    16,931,178     3,936,431      7,034,245
Intangible assets                                                            1,753,124     1,701,135        787,843
                                                                          ------------  ------------   ------------

Total assets                                                              $ 53,253,572  $ 32,166,606   $ 27,528,255
                                                                          ============  ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank overdraft                                                          $    619,579  $     --       $      --
  Accounts payable and other payables                                       10,278,464     5,334,765      4,132,946
  Accrued liabilities                                                          759,420       322,842        366,684
  Short-term loans payable                                                  18,995,853     9,119,552      7,083,649
  Taxes payable                                                              2,055,925       716,861          --
  Deposits from clients                                                        769,398       714,597      1,798,935
  Research & development grants payable                                      2,436,804        --              --
Long-term loans payable - current portion                                      145,671     3,308,877      1,044,150
                                                                          ------------  ------------   ------------
Total current liabilities                                                   36,061,114    19,517,494     14,426,364

Long-term loans payable                                                      2,264,448     4,329,103      7,637,980
                                                                          ------------  ------------   ------------
Total liabilities                                                           38,325,562    23,846,597     22,064,344

Minority interest                                                              411,742       137,278         49,653

Stockholders' equity
  Common stock par value $1.00; 10,000 authorized;
    10,000 issued and outstanding                                               10,000        10,000         10,000
  Additional paid in capital                                                 2,104,686     1,988,744      1,988,744
  Retained earnings                                                         12,097,834     6,183,987      3,415,514
  Accumulated other comprehensive income                                       303,748        --              --
                                                                          ------------  ------------   ------------
Total stockholders' equity                                                  14,516,268     8,182,731      5,414,258
                                                                          ------------  ------------   ------------

Total liabilities and stockholders' equity                                $ 53,253,572  $ 32,166,606   $ 27,528,255
                                                                          ============  ============   ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         FALCON LINK INVESTMENT LIMITED

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                               Year ended
                                                                               December 31,
                                                             ----------------------------------------------
                                                                2005              2004             2003
                                                                ----              ----             ----
Revenues
  Sales revenues                                             $73,399,998       $42,787,153      $29,593,493
  Cost of sales                                               61,220,499        36,669,989       26,144,177
                                                             -----------       -----------      -----------
    Gross profit                                              12,179,499         6,117,164        3,449,316

Operating expenses
  General and administrative expenses                          2,395,961         1,214,365          431,576
  Operating expenses                                           2,299,950         1,844,840        1,281,516
                                                             -----------       -----------      -----------
    Total operating expenses                                   4,695,911         3,059,205        1,713,092
                                                             -----------       -----------      -----------

Income from operations                                         7,483,588         3,057,959        1,736,224

  Other income (expense)
  Interest income                                                182,798            85,854          237,673
  Other income                                                   166,673            31,807          283,228
  Allowances income                                               85,592           928,302          149,158
  Exchange gain (loss)                                           226,547           (22,554)         (12,512)
  Interest expense                                            (1,802,042)       (1,208,362)        (803,308)
                                                             -----------       -----------      -----------
    Total other income (expense)                              (1,140,432)         (184,953)        (145,761)
                                                             -----------       -----------      -----------

Net income before taxes                                        6,343,156         2,873,006        1,590,463
  Provision for income taxes                                     352,880            84,541           57,097
                                                             -----------       -----------      -----------

Net income after taxes                                         5,990,276         2,788,465        1,533,366
  Minority interest in gain (loss)                                76,429            19,992           (2,906)
                                                             -----------       -----------      -----------

Net income                                                   $ 5,913,847       $ 2,768,473      $ 1,536,272
                                                             ===========       ===========      ===========

  Foreign currency translation adjustment                        303,748                 -                -
                                                             -----------       -----------      -----------
Comprehensive income                                         $ 6,217,595       $ 2,768,473      $ 1,536,272
                                                             ===========       ===========      ===========
Basic earnings per common share                              $    591.38       $  276.85        $    153.63
                                                             -----------       -----------      -----------
Diluted earnings per common share                            $    591.38       $    276.85      $    153.63
                                                             -----------       -----------      -----------
Basic weighted average shares outstanding                         10,000            10,000           10,000
                                                             -----------       -----------      -----------
Diluted weighted average shares outstanding                       10,000            10,000           10,000
                                                             -----------       -----------      -----------

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         FALCON LINK INVESTMENT LIMITED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                            Additional                     Other
                                                 Common Stock               Paid In        Retained    Comprehensive
                                            Shares        Par Value         Capital        Earnings       Income          Total
                                            ------        ---------         -------        --------       ------          -----
Balance at January 1, 2003                       1       $  1,816,425    $    182,319   $  1,935,634    $         -    $  3,934,378
  Net income for the year                                           -               -       1,536,272                     1,536,272
  Dividends paid                                 -                  -               -         (56,392)            -         (56,392)
                                            ------       ------------    ------------   -------------   -----------    ------------
Balance December 31, 2003                        1          1,816,425         182,319       3,415,514             -       5,414,258

  Net income for the year                        -                  -               -       2,768,473             -       2,768,473
                                            ------       ------------    ------------   -------------   -----------    ------------
Balance December 31, 2004                        1          1,816,425         182,319       6,183,987             -       8,182,731

  Merger on May 20                               -            115,942                                                       115,942
  Recapitalization on September 15           9,999        (1,922,367)       1,922,367                                             -
  Net income for the year                                                                   5,913,847                     5,913,847
  Foreign currency translation adjustment        -                  -               -               -       303,748         303,748
                                            ------       ------------    ------------   -------------   -----------    ------------
Balance December 31, 2005                   10,000       $     10,000    $  2,104,686   $  12,097,834   $   303,748    $ 14,516,268
                                            ======       ============    ============   =============   ===========    ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         FALCON LINK INVESTMENT LIMITED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Year ended
                                                                                                December 31,
                                                                            ---------------------------------------------------
                                                                               2005                2004                2003
                                                                            -----------         -----------         -----------
Cash flows from operating activities:
    Net income                                                             $  5,913,847         $ 2,768,473         $ 1,536,272
    Adjustments to reconcile net income to
     net cash provided by (used in) operations:
      Minority interest                                                          76,447              87,625              (2,906)
      Depreciation                                                              602,008             415,979             253,003
      Amortization                                                               37,431              38,144               5,209
      Provision for allowance for bad debt                                    1,214,461             267,668              67,669
      Changes in operating assets and liabilities:
        Accounts receivable and other receivables                            (3,788,597)         (5,327,868)           (197,213)
        Purchase deposits                                                       (91,712)            114,890             754,995
        Prepaid expense and deferred charges                                     (4,383)            (72,836)             (5,361)
        Inventories                                                             865,583           1,323,097          (1,307,000)
        Tax refunds receivable                                                 (634,793)                  -              41,978
        Intangible assets                                                             -            (951,436)                  -
        Accounts payable and accrued liabilities                              7,135,575           1,201,819           1,703,038
        Accrued liabilities                                                     419,194             (43,842)             34,683
        Taxes payable                                                         1,303,773             920,393             (60,166)
        Deposits from clients                                                    35,676          (1,084,338)          1,642,985
                                                                           ------------         -----------         -----------
    Net cash provided by (used in) operating activities                      13,084,510            (342,232)          4,467,186

Cash flows from investing activities:
    Construction in progress                                                (12,703,414)          3,097,814          (5,056,786)
    Additions to fixed assets                                                  (527,369)         (4,683,225)         (1,263,830)
                                                                           ------------         -----------         -----------
        Net cash used in investing activities                               (13,230,783)         (1,585,411)         (6,320,616)

Cash flows from financing activities
    Proceeds from cash overdraft                                                610,501                   -                   -
    Proceeds from short-term loans                                            9,641,295           2,035,903           2,005,833
    Proceeds from long-term loans                                                     -                   -           2,544,449
    Repayments of long-term loans                                            (5,490,645)         (1,044,150)                  -
    Capital paid in at acquisition                                              117,216                   -                   -
    Advances to related parties                                                (190,476)                  -                   -
    Investment in sub by minority holder                                        190,476                   -                   -
    Payments of dividends                                                             -                   -             (56,392)
                                                                           ------------         -----------         -----------
        Net cash provided by financing activities                             4,878,367             991,753           4,493,890

    Effect of rate changes on cash                                              205,663                   -                   -
                                                                           ------------         -----------         -----------

    Increase (decrease) in cash and cash equivalents                          4,937,757            (935,890)          2,640,460

    Cash and cash equivalents, beginning of period                            5,204,637           6,140,527           3,500,067
                                                                           ------------         -----------         -----------
    Cash and cash equivalents, end of period                               $ 10,142,394         $ 5,204,637         $ 6,140,527
                                                                           ============         ===========         ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                 $  1,699,634         $ 1,208,362         $   803,308
                                                                           ============         ===========         ===========
    Cash paid for income taxes                                             $    370,696         $    84,541         $    57,097
                                                                           ============         ===========         ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         FALCON LINK INVESTMENT LIMITED

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF OPERATIONS

     Falcon Link Investment Limited ("Falcon") was incorporated in British Virgin Islands on July 21, 2005 as a holding company for the purpose of owning all of the equity interests of Henan Zhongpin Food Co., Ltd. ("HZFC"), a People's Republic of China ("PRC") company. Falcon acquired 100% ownership of HZFC by issuing 10,000 shares of its $1.00 par value common stock in exchange for the outstanding shares of HZFC. The transaction was accounted for as a recapitalization, wherein the financial statements of HZFC are restated with the capital structure of Falcon as if the transaction had occurred at the beginning of the first period presented. Hereafter Falcon and its subsidiaries are collectively referred to as the "Company".

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

     Details of Food Share's subsidiaries are as follows:

                                                                    DOMICILE AND DATE           REGISTERED             PERCENTAGE
NAME                                                                OF INCORPORATION             CAPITAL              OF OWNERSHIP
------------------------------------------------------------------------------------------------------------------------------------
Henan Zhongpin Industrial Company Limited                                The PRC           18,000,000 RMB                 88.00%
                                                                    January 17, 2002

Henan Zhongpin Import and Export Trading Company                         The PRC           5,060,000 RMB                  88.93%
                                                                     August 11, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Falcon Link Investment Limited, Henan Zhongpin Food Co., Ltd., Henan Zhongpin Food Share Company Limited, Henan Zhongpin Industrial Company Limited and Henan Zhongpin Import and Export Trading Company. All material intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The

                         FALCON LINK INVESTMENT LIMITED

                          NOTES TO FINANCIAL STATEMENTS

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

     MINORITY INTEREST IN SUBSIDIARIES

     The Company records minority interest expense, which reflects the portion of the earnings of Henan Zhongpin Industrial Company Limited and Henan Zhongpin Import and Export Trading Company. During 2005, Henan Zhongpin Industrial Company Limited increased its registered capital from 5,000,000 RMB to 18,000,000 RMB, which required the minority holders to increase their investment by 1,560,000 RMB, effectively increasing the minority interest shown on the Company's balance sheet by $188,406.

     RESTRICTIONS ON TRANSFER OF ASSETS OUT OF THE PRC

     Dividend payments by HZFC are limited by certain statutory regulations the PRC. No dividends may be paid by HZFC without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

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

                         FALCON LINK INVESTMENT LIMITED

                          NOTES TO FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                         FALCON LINK INVESTMENT LIMITED

                          NOTES TO FINANCIAL STATEMENTS

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

     EARNINGS PER SHARE

     Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants.

     The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

                                                                                 2005             2004             2003
                                                                                 ----             ----             ----
     NUMERATOR FOR BASIC AND DILUTED EPS
         Net income to common stockholders                                   $   5,913,847     $  2,768,473     $  1,536,272
                                                                             =============     ============     ============
     DENOMINATORS FOR BASIC AND DILUTED EPS
        Weighted average shares of common stock outstanding                         10,000           10,000           10,000
                                                                             -------------     ------------     ------------
        Add: dilutive equity securities outstanding                                      -                -                -
                                                                             -------------     ------------     ------------
        Denominator for diluted EPS                                                 10,000           10,000           10,000
                                                                             -------------     ------------     ------------

     EPS - Basic                                                             $      591.38     $     276.85     $     153.63
                                                                             -------------     ------------     ------------
     EPS - Diluted                                                           $      591.38     $     276.85     $     153.63
                                                                             -------------     ------------     ------------

     The Company had no potentially dilutive securities outstanding at December 31, 2005, 2004 and 2003.

                         FALCON LINK INVESTMENT LIMITED

                          NOTES TO FINANCIAL STATEMENTS

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

     INCOME TAXES

     Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

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

                         FALCON LINK INVESTMENT LIMITED

                          NOTES TO FINANCIAL STATEMENTS

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

4.   ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

     The Company accrued an allowance for bad debts related to its receivables. The receivable and allowance balances at December 31, 2005, 2004 and 2003 were as follows:

                                    2005             2004             2003
                                    ----             ----             ----
     Accounts receivable          $ 10,337,838    $ 7,470,323      $ 1,683,940
     Other receivables               2,013,757        820,590        1,235,615
     Allowances receivable                   -              -           43,490
     Allowance for bad debts        (1,716,614)      (471,816)        (204,148)
                                  ------------    -----------      -----------
                                  $ 10,634,981    $ 7,819,097      $ 2,758,897
                                  ============    ===========      ===========

5.   INVENTORIES

     Inventories consisted of:
                                   December 31,   December 31,     December 31,
                                        2005          2004             2003
                                        ----          ----             ----
     Raw materials                $    210,288    $   247,041      $   143,171
     Low value consumables and
       packaging
                                       147,000        104,846           66,659
     Work-in-progress

                                       290,149        434,667        1,042,155
     Finished goods

                                     1,699,875      2,377,705        3,215,066
     Provision for loss of
       pricing                               -        (20,305)               -
                                  ------------    -----------      -----------
     Net inventories              $  2,347,312    $ 3,143,954      $ 4,467,051
                                  ============    ===========      ===========

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at cost consisted of:

                         FALCON LINK INVESTMENT LIMITED

                          NOTES TO FINANCIAL STATEMENTS

                                  December 31,    December 31,     December 31,
                                       2005           2004             2003
                                       ----           ----             ----
Machinery and equipment           $  6,832,887    $ 6,311,417      $ 3,621,320
Furniture and office equipment         253,187        221,016          198,680
                                       281,371        207,270          235,053
Buildings                            5,084,728      4,923,229        2,924,654
                                  ------------    -----------      -----------
Subtotal                            12,452,173     11,662,932        6,979,707
Less: accumulated depreciation      (2,239,325)    (1,590,727)      (1,174,748)
                                  ------------    -----------      -----------
Net property and equipment        $ 10,212,848    $10,072,205      $ 5,804,959
                                  ============    ===========      ===========

Depreciation expense              $    602,008    $   415,979      $   253,003
                                  ============    ===========      ===========


7.   INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                  December 31,    December 31,     December 31,
                                        2005          2004             2003
                                        ----          ----             ----
Land use rights                   $  1,840,937    $ 1,749,697      $   798,261
Accumulated amortization               (87,813)       (48,562)         (10,418)
                                  ------------    -----------      -----------
                                  $  1,753,124    $ 1,701,135      $   787,843
                                  ============    ===========      ===========

Amortization expense              $     37,431    $    38,144      $     5,209
                                  ============    ===========      ===========

8.   RELATED PARTY RECEIVABLES

     Related party receivables consist of advances made by the Company to the minority interest holders of Henan Zhongpin Industrial Company Limited for their investment in the registered capital of that entity. The advances are non-interest bearing and have no fixed repayment terms. Consequently, they are classified as non-current assets.

9.   CONSTRUCTION IN PROGRESS

     Construction in progress consisted of:

                                                            December 31,       December 31,        December 31,
Construction in Progress             Completed On              2005               2004                2003
------------------------             ------------              ----               ----                ----
Sewage Construction                  October 2004           $         -         $         -         $   22,495
Industrial Plant                     February 2006           16,931,178           3,887,164          7,011,750
Frozen machinery and store room       March 2005                      -              49,267                  -
                                                            -----------         -----------         ----------
                                                            $16,931,178         $ 3,936,431         $7,034,245
                                                            ===========         ===========         ==========

                         FALCON LINK INVESTMENT LIMITED

                          NOTES TO FINANCIAL STATEMENTS

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

     The balances of loans payable were as follows:

                                December 31,     December 31,     December 31,
                                    2005             2004             2003
                                    ----             ----             ----
     Short Term Loans Payable    $ 18,995,853     $  9,119,552     $  7,083,649
     Long Term Loans Payable        2,410,119        7,637,980        8,682,130
                                 ------------     -----------      ------------
                                 $ 21,405,972     $ 16,757,532     $ 15,765,779
                                 ============     ============     ============

                    LONG TERM REPAYMENT SCHEDULE
     -------------------------------------------------------
     Payments due in 2006                         $  145,671
     Payments due in 2007                            145,671
     Payments due in 2008                            145,671
     Payments due in 2009                            145,671
     Payments due in 2010                            145,671
     Payments due thereafter                       1,681,764
                                                  ----------
                                                  $2,410,119
                                                  ==========
11.  COMMITMENTS AND CONTINGENCIES

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

                         FALCON LINK INVESTMENT LIMITED

                          NOTES TO FINANCIAL STATEMENTS

                              Year ended         Year ended        Year ended
                             December 31,       December 31,      December 31,
                                 2005               2004              2003
                                 ----               ----              ----
     Allowances income       $   85,592         $  928,302        $  149,158
                             ==========         ==========        ==========

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

14.  NEW ACCOUNTING PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company

                         FALCON LINK INVESTMENT LIMITED

                          NOTES TO FINANCIAL STATEMENTS

14.  NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

     In October 2005, the FASB issued Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes that this position has no application to the Company.

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

15.  SUBSEQUENT EVENTS

     On January 30, 2006, the shareholders of the Company consummated an agreement with Strong Technical, Inc. ("Strong") whereby they exchanged their stock in the Company for newly issued common stock of Strong. Consequently, the Company became a wholly-owned subsidiary of Strong. Strong had no operations, assets or liabilities. Immediately after the stock exchange the previous owners of the Company owned a majority interest in Strong. The transaction will be accounted for as a reverse acquisition, wherein the Company's historical financial statements will become those of Strong, retrospectively restated to reflect the adopted capital structure of Strong. These financial statements have not been adjusted to reflect such restatement.

16.  SEGMENT REPORTING

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

                                                    SALES BY SEGMENT
                                                    (IN MILLIONS)
                                        ----------------------------------------
                                            SALES                      SALES
                                          YEAR ENDED                YEAR ENDED
                                        DEC. 31, 2005              DEC. 31, 2004
                                        -------------              -------------
     Pork and Pork Products..           $ 71.46                      $ 41.80
     Vegetables and Fruits...              1.94                         0.99
                                         ------                       ------
                                Total   $ 73.40                      $ 42.79

                                                OPERATING INCOME BY SEGMENT
                                                       (IN MILLIONS)
                                       -----------------------------------------
                                       OPERATING INCOME      OPERATING INCOME
                                         YEAR ENDED              YEAR ENDED
                                        DEC. 31, 2005           DEC. 31, 2004
                                       --------------          -------------
     Pork and Pork Products..            $ 7.25                       $ 3.02
     Vegetables and Fruits...              0.23                         0.04
                                         ------                       ------
                                Total    $ 7.48                       $ 3.06

                                     PART IV

ITEM 15. - EXHIBITS  AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:

     (1)  ZHONGPIN INC. (FORMERLY STRONG TECHNICAL INC.)

          Reports of Independent Registered Public Accounting Firms

          Balance Sheets as of December 31, 2005 and June 30, 2005 and 2004 Statements of Operations for the six months ended December 31,
            2005, the years ended June 30, 2005 and 2004 an the period February 4, 2003 (inception) to June 30, 2003

          Statements of Stockholders' Equity from February 4, 2003
            (inception) to December 31, 2005

          Statements of Cash Flows for the six months ended December 31, 2005, the years ended June 30, 2005 and 2004 and the period February 4, 2003 (inception) to June 30, 2003

           Notes to Consolidated Financial Statements

          FALCON LINK INVESTMENTS AND SUBSIDIARIES

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets a of December 31, 2005, 2004 and 2003

          Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003

          Consolidated Statements of Cash Flows for the years December 31, 2005, 2004 and 2003

          Notes to Financial Statements

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

              4.1 Certificate of Designation of Series A Convertible Preferred Stock of the Registrant as incorporated by reference to Exhibit 3.3 to Form 10-K dated March 31, 2006.

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

              14.1 Code of Business Conduct and Ethics of the Registrant, incorporated by reference to Exhibit 14.1 to our Registration Statement on Form S-1 (Registration No. 333-133226).

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

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized on the 5th day of May, 2006.

                                               ZHONGPIN INC.
                                                (Company)

                                               By: /s/ Xianfu Zhu
                                                   ---------------------------
                                                   Xianfu Zhu
                                                   Chief Executive Officer