Form 10-Q
period 2006-03-31
ZHONGPIN INC.
filed 2006-05-15
CIK 1277092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                 -----------------------------------------------

Commission File Number :           333-112111
                          ------------------------------------------------------


                                  Zhongpin Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                 54-2100419
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)



21 Changshe Road, Changge City, Henan Province, The People's Republic of China
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                               011 86 374-6216633
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. YES _X_   NO ___

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

Large accelerated filer ___   Accelerate filer ___   Non-accelerated filer  _X_

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES___ NO _X_

     As of May 1, 2006, 11,752,568 shares of the registrant's common stock, and 6,900,000 shares of the registrant's Series A preferred stock, each such share convertible into one share of the registrant's common stock, were outstanding.

                                  ZHONGPIN INC.

                                    FORM 10-Q

                                      INDEX

PART I     FINANCIAL INFORMATION                                                                          PAGE
           Item 1.    Unaudited Financial Statements:

                      Consolidated Balance Sheets as of March 31, 2006 (unaudited)
                           and December 31, 2005 .......................................................    4

                      Consolidated Statements of Operations and Comprehensive Income (unaudited)
                           for the three months ended March 31, 2006 and 2005 ..........................    5

                      Consolidated Statement of Changes in Stockholders' Equity for the
                           three months ended March 31, 2006 (unaudited) ...............................    6

                      Consolidated Statements of Cash Flows (unaudited) for the three months
                           ended March 31, 2006 and 2005 ...............................................    7

                      Notes to Consolidated Financial Statements (unaudited) ...........................    8

           Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations ...................................................   19

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk .......................   23

           Item 4.    Controls and Procedures ..........................................................   24

PART II    OTHER INFORMATION

           Item 1.    Legal Proceedings ................................................................   25


           Item 1A.   Risk Factors .....................................................................   25

           Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ......................   25

           Item 3.    Defaults Upon Senior Securities ..................................................   25

           Item 4.    Submission of Matters to a Vote of Security Holders ..............................   25

           Item 5.    Other Information ................................................................   25

           Item 6.    Exhibits .........................................................................   25

SIGNATURES .............................................................................................   26

                                  ZHONGPIN INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

         The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive income, of changes in stockholders' equity, and of cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

         The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the transition period from June 30, 2005 to December 31, 2005.

         The results of operations for the three month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

                         ZHONGPIN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
         (AMOUNTS IN U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


                                                                                      MARCH 31 2006      DECEMBER 31 2005

                                       ASSETS
Current assets
   Cash and cash equivalents                                                          $ 17,885,950         $ 10,142,394
   Accounts receivable and other receivables                                            15,181,701           10,002,918
   Purchase deposits                                                                       142,279              220,836
   Prepaid expenses and deferred charges                                                    94,364               99,009
   Inventories                                                                           4,712,066            2,347,312
   Tax refund receivables                                                                  151,329              644,232

Total current assets                                                                    38,167,690           23,456,701
                                                                                     -----------------------------------


Property, plant and equipment(net)                                                      10,277,015           10,212,848

Related party receivables                                                                  269,427              267,658
Other receivable                                                                           653,232              632,063
Construction contracts                                                                  20,657,103           16,931,178
Intangible assets                                                                        1,754,697            1,753,124
                                                                                     -----------------------------------

Total assets                                                                          $ 71,779,164         $ 53,253,572
                                                                                     ===================================

                               LIABILITIES AND EQUITY

Current liabilities
   Bank overdraft                                                                     $          -         $    619,579
   Accounts payable and other payables                                                   7,160,488           10,278,464
   Accrued liabilities                                                                     116,018              759,420
   Short term loans payable                                                             15,093,781           18,995,853
   Taxes payable                                                                         2,174,462            2,055,925
   Deposits from clients                                                                   849,034              769,398
   Research and development grants payable                                               2,451,261            2,436,804
   Long term loans payable-current portion                                                 146,657              145,671
   Payroll payable                                                                         211,526                    0
   Welfare payable                                                                         544,720                    0
Total current liabilities                                                               28,747,947           36,061,114
                                                                                     -----------------------------------

Long term loans payable                                                                  2,265,670            2,264,448

Total liabilities                                                                       31,013,617           38,325,562
                                                                                     -----------------------------------

Minority interest                                                                          422,462              411,742

Equity
   Preferred stock par value $0.001;10,000,000 authorized; 6,900,000 shares issued
and outstanding                                                                              6,900                    0
   Common stock par value $0.001; 25,000,000 authorized; 11,752,578 shares issued
and outstanding                                                                             11,753               11,753
   Additional paid in capital                                                           25,206,736            2,102,933
   Retained earnings                                                                    14,672,798           12,097,834
   Accumulated other comprehensive income                                                  444,898              303,748
Total equity                                                                            40,343,085           14,516,268
                                                                                     -----------------------------------

Total liabilities and equity                                                          $ 71,779,164         $ 53,253,572
                                                                                     ===================================


        The accompanying notes are an integral part of these consolidated financial statements.

                         ZHONGPIN INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (AMOUNTS IN U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


                                                                    THREE MONTHS ENDED           THREE MONTHS ENDED
                                                                        MARCH 31, 2006               MARCH 31, 2005
Revenues
   Sales revenues                                                          $30,493,507                 $ 14,405,129
   Cost of  sales                                                           25,914,155                   11,808,779
      Gross profit                                                           4,579,352                    2,596,350
                                                         -----------------------------------------------------------

Operating expenses
    General and administrative expenses                                        899,024                      223,649
    Operating expenses                                                         804,146                      365,359
        Total operating expenses                                             1,703,170                      589,008

Income from operations                                                       2,876,182                    2,007,342
                                                         -----------------------------------------------------------

Other income (expense)
    Interest income                                                             95,690                       48,905
    Other  income                                                               12,392                       14,674
    Allowances income                                                          113,184                       38,647
    Exchange gain                                                               13,709                     (11,173)
    Interest expense                                                         (380,228)                     -349,750
       Total other income (expense)                                          (145,253)                    (258,697)
                                                         -----------------------------------------------------------

Net income before taxes                                                      2,730,929                    1,748,645
Provision for income taxes                                                     145,245                            -

Net income after taxes                                                       2,585,684                    1,748,645
Minority interest                                                               10,720                       12,254
                                                         -----------------------------------------------------------

Net income                                                                   2,574,964                    1,736,391
                                                         ===========================================================


Foreign currency translation adjustment                                        141,150                            -
                                                         -----------------------------------------------------------
Comprehensive income                                                       $ 2,716,114                 $  1,736,391

                                                         ===========================================================

Basic earnings per common share                                                 $ 0.14                       $ 0.09
Diluted earnings per common share                                               $ 0.12                       $ 0.08
Basic weighted average shares outstanding                                   18,652,578                   18,652,578
Diluted weighted average shares outstanding                                 22,102,578                   22,102,578


        The accompanying notes are an integral part of these consolidated financial statements.

                         ZHONGPIN INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (Amounts in U.S. dollars) (unaudited)



                                                                Preferred Stock                    Common Stock
                                                            Shares          Par value        Shares              Par value
                                                           ---------        ---------     ------------          -----------

Balance at January 1, 2003                                         -         $      -                1          $ 1,816,425

Net income for the year                                                             -                                     -
Dividends paid                                                     -                -                -                    -
                                                           ---------         --------     ------------          -----------
Balance December 31, 2003                                          -                -                1            1,816,425

Net income for the year                                            -                -                -                    -
                                                           ---------         --------     ------------          -----------

Balance December 31, 2004                                          -                -                1            1,816,425

Merger on May 20, 2005                                             -                -                -              115,942

Recapitalization on September  15, 2005                            -                -            9,999           (1,922,367)

Net income for the year

Foreign currency translation adjustment                            -                -                -                    -
                                                           ---------         --------     ------------          -----------
Balance December 31, 2005                                          -                -           10,000               10,000

Items applied retroactively:

Recapitalization on January 30, 2006                                                       415,432,354              405,442

Reverse stock split on February 16, 2006 (1:35.349)                -                -     (403,689,776)            (403,689)
                                                           ---------         --------     ------------          -----------

Restated December 31, 2005                                         -         $      -       11,752,578          $    11,753

Increase in Preferred Stock on January 31, 2006           6,900,000             6,900

Net income for the period
Increase in additional paid in capital on January 31, 2006

Foreign currency translation adjustment
                                                       ---------------------------------------------------------------------
Balance March 31, 2006                                     6,900,000         $  6,900       11,752,578          $    11,753
                                                       =====================================================================


                                                                                                  Accumulated
                                                            Additional                               Other
                                                             Paid In               Retained      Comprehensive
                                                             Capital               Earnings          Income                Total
                                                          -------------         -------------    -------------        -------------

Balance at January 1, 2003                                $     182,319         $   1,935,634      $        -         $   3,934,378

Net income for the year                                               -             1,536,272                             1,536,272
Dividends paid                                                        -               (56,392)              -               (56,392)
                                                          -------------         -------------      ----------         -------------
Balance December 31, 2003                                       182,319             3,415,514               -             5,414,258

Net income for the year                                               -             2,768,473               -             2,768,473
                                                          -------------         -------------      ----------         -------------

Balance December 31, 2004                                       182,319             6,183,987               -             8,182,731

Merger on May 20, 2005                                                                                                      115,942

Recapitalization on September  15, 2005                       1,922,367                                                           -

Net income for the year                                                             5,913,847                             5,913,847

Foreign currency translation adjustment                               -                     -         303,748               303,748
                                                          -------------         -------------      ----------         -------------
Balance December 31, 2005                                     2,104,686            12,097,834         303,748            14,516,268

Items applied retroactively:

Recapitalization on January 30, 2006                           (405,442)                                                          -

Reverse stock split on February 16, 2006 (1:35.349)             403,689                     -               -                     -
                                                          -------------         -------------      ----------         -------------

Restated December 31, 2005                                $   2,102,933         $  12,097,834      $  303,748         $  14,516,268

Increase in Preferred Stock on January 31, 2006                                                                        $  23,110,703

Net income for the period                                    23,103,803             2,574,964                             2,574,964

Foreign currency translation adjustment                                                               141,150               141,150
                                                      -----------------------------------------------------------------------------
Balance March 31, 2006                                    $  25,206,736         $  14,672,798      $  444,898         $  40,343,085
                                                      =============================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

                         ZHONGPIN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (AMOUNTS IN U.S. DOLLARS) (UNAUDITED)

                                                                            Three months ended March 31,
                                                                        -----------------------------------
                                                                             2006                   2005
                                                                             ----                   ----
Cash flows from operating activities:
Net income                                                               $  2,574,964          $  1,736,391
Adjustments to reconcile net income to net cash
  provided by (used in) operations:
Minority interest                                                              10,720                12,254
Depreciation                                                                  145,734               142,562
Amortization                                                                   10,017                 9,363

Changes in operating assets and liabilities:
Accounts receivable and other receivables                                  (5,180,997)           (1,676,904)
Purchase deposits                                                              78,557               (22,872)
Prepaid expense and deferred charges                                            4,645              (104,612)
Inventories                                                                (2,364,754)               (4,577)
Tax refunds receivable                                                        492,903
Accounts payable and accrued liabilities                                    1,084,766               450,322
Taxes payable                                                                 118,537               180,057
Deposits from clients                                                          79,636               258,393
                                                                         ------------          ------------
Net cash provided by (used in) operating activities                        (2,945,272)              980,377

Cash flows from investing activities:
Construction in progress                                                   (3,725,926)               21,183
Additions to fixed assets                                                    (236,210)             (337,974)
                                                                         ------------          ------------
Net cash used in investing activities                                      (3,962,136)             (316,791)

Cash flows from financing activities:
Repayment of bank overdraft                                                  (619,579)                    -
Proceeds from short-term loans                                                      -             3,164,632
Repayment of short-term loans                                              (7,976,527)
Proceeds from preferred stock, net of costs of issuance of
$4,489,297                                                                 23,110,703
Payments of dividends                                                               -
                                                                         ------------          ------------
Net cash provided by financing activities                                  14,514,597             3,164,632

Effect of rate changes on cash                                                136,367                     -
                                                                         ------------          ------------
Increase in cash and cash equivalents                                       7,743,556             3,828,218

Cash and cash equivalents, beginning of period                             10,142,394             5,204,637
                                                                         ------------          ------------
Cash and cash equivalents, end of period                                 $ 17,885,950          $  9,032,855
                                                                         ============          ============

Supplemental disclosures of cash flow information:
Cash paid for interest                                                   $    352,002          $    349,750
                                                                         ============          ============
Cash paid for income taxes                                               $    186,567                $    -
                                                                         ============          ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

Zhongpin Inc. ("Zhongpin") was incorporated on February 4, 2003 as Strong Technical Inc. in the State of Delaware for the purpose of operating a personnel outsourcing service, providing skilled workers to industry. On March 30, 2005, an 82.4% controlling interest in Zhongpin was acquired by Halter Capital Corporation and all previous operations were discontinued. On January 30, 2006, Zhongpin acquired Falcon Link Investment Limited ("Falcon") in a stock exchange by issuing 397,676,704 (11,250,000 post-split) shares of its common stock in exchange for all of the issued and outstanding stock of Falcon. The reverse acquisition transaction was accounted for as a reverse acquisition resulting in the recapitalization of Falcon. Accordingly, the historical financial statements of Falcon have been retroactively restated to give effect to the recapitalization as if it had occurred at the beginning of the first period presented. Hereafter Zhongpin and its subsidiaries are collectively referred to as the "Company."

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

HZFC was established in the PRC on May 20, 2005 for the sole purpose of holding Henan Zhongpin Food Share Company Limited and its subsidiaries ("Food Share"). The owners of Food Share formed HZFC by investing 16,000,000 Renminbi ("RMB"). HZFC acquired Food Share by paying 15,040,000 RMB to the holders of Food Share, who were also the holders of HZFC, in exchange for 100% ownership of Food Share. The transaction was accounted for as a transfer of entities under common control, wherein Food Share is the continuing entity with an increase in registered capital of 960,000 RMB. The historical financial statements of HZFC are essentially those of Food Share shown with an increase in capital as if the transfer had taken place at the beginning of the period.

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

On January 30, 2006, the Company consummated an agreement with the shareholders of Falcon whereby the Company issued 397,676,704 (11,250,000 post-split) shares of its common stock in exchange for all of the issued and outstanding stock of Falcon. Immediately prior to the transaction there were 17,765,650 (502,578 post-split) shares outstanding as compared to 415,442,354 (11,752,578 post-split) shares outstanding immediately following the transaction. Consequently, Falcon became a wholly-owned subsidiary of the Company.

In conjunction with the acquisition of Falcon, on January 31, 2006 the Company sold, at $8.00 per unit, 3.45 million units, each consisting of two shares of Series A Convertible Preferred Stock and a five year warrant to purchase an additional 35.349 (1 post-split) common shares at a purchase price of $0.1414467 ($5.00 post split) per share. Each preferred share is convertible into 35.349 (1 post-split) common shares. Total conversion rights were issued for 243,908,100 (6,900,000 post-split) common shares and total warrants were issued for 121,954,050 (3,450,000 post-split) common shares.

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS (continued)

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

Details of Food Share's subsidiaries are as follows:

                                                          DOMICILE AND DATE      REGISTERED        PERCENTAGE
NAME                                                      OF INCORPORATION         CAPITAL        OF OWNERSHIP
--------------------------------------------------------------------------------------------------------------

Henan Zhongpin Industrial Company Limited                PRC  Jan. 17, 2004     18,000,000 RMB        88.00%

Henan Zhongpin Import and Export Trading Company         PRC  Aug. 11, 2004      5,060,000 RMB        88.93%


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

The RMB of the People's Republic of China has been determined to be the functional currency of the Company. The balance sheets of the Company and its subsidiaries were translated at year end or end of period exchange rates. Expenses were translated at moving average exchange rates in effect during the year. The effects of rate changes on assets and liabilities are recorded as accumulated other comprehensive income.

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

REVENUE RECOGNITION

The Company recognizes revenue on the sales of its products as earned when the customer takes delivery of the product according to previously agreed upon pricing and delivery arrangements, and when the Company believes that collectibility is reasonably assured. The Company primarily sells perishable and frozen food products. As such, any right of return is limited to only a few days and has been determined to be insignificant by management. Accordingly, no provision has been made for returnable goods.

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

                                                        March 31, 2006     March 31, 2005
                                                        --------------     --------------

NUMERATOR FOR BASIC AND DILUTED EPS
  Net income to common stockholders                       $ 2,574,964       $  1,736,391

                                                          ===========       ============

DENOMINATORS FOR BASIC AND DILUTED EPS
  Common stock outstanding after recapitalization and
  1:35.349 reverse stock split                             11,752,578         11,752,578

  Add: Series A Preferred conversion rights                 6,900,000          6,900,000
                                                          -----------       ------------
DENOMINATOR FOR BASIC EPS                                  18,652,578         18,652,578
                                                          ===========       ============
  Add: Outstanding stock warrants                           3,450,000          3,450,000
                                                          -----------       ------------
DENOMINATOR FOR DILUTED EPS                                22,102,578         22,102,578
                                                          ===========       ============


EPS - Basic                                               $      0.14       $       0.09
                                                          -----------       ------------
EPS - Diluted                                             $      0.12       $       0.08
                                                          -----------       ------------


The Company had no potentially dilutive securities outstanding at December 31, 2006 and 2005. However, in conjunction with the retrospective recapitalization on January 30, 2006, the Company issued 6,900,000 shares of Series A Convertible Preferred stock. The stock is convertible one for one to common stock and is participating stock. The preferred stock subscribers also received warrants to purchase one share of common stock at $5.00 per share for every two shares of preferred stock received. Since these issuances were incident to the recapitalization, their effects are also retroactively restated in computing EPS.

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

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws. The Company recorded income tax expenses of $145,245 and $0 for the first quarter of 2006 and 2005.

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

4. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

The Company accrued an allowance for bad debts related to its receivables. The receivable and allowance balances at March 31, 2006 and December 31, 2005 are as follows:

                                     March 31, 2006       December 31, 2005

     Accounts receivable             $ 12,170,982           $ 10,278,464
     Other receivables                  5,391,914              2,013,757
     Allowances receivable                     --                     --
     Allowance for bad debts           (1,727,963)            (1,716,614)
                                     ------------          -------------
                                     $ 15,834,933          $  10,634,981
                                     ============          =============


5. INVENTORIES

Inventories consisted of:

                                           March 31,       December 31,
                                             2006              2005
                                          ----------       ----------
Raw materials                             $  281,784       $  210,288
Low value consumables and packaging                           147,000
Work-in-progress                             167,626          290,149
Finished goods                             4,262,656        1,699,875
Provision for loss of pricing                     --               --
                                          ----------       ----------
Net inventories                           $4,712,066       $2,347,312
                                          ==========       ==========

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost consisted of:

                                   March 31, 2006       December 31, 2005
                                   --------------       -----------------
Machinery and equipment             $  6,832,887          $  6,832,887
Furniture and office equipment           253,187               253,187
Motor vehicles                           281,371               281,371
Buildings                              5,320,938             5,084,728
                                    ------------          ------------
    Subtotal                          12,688,383            12,452,173
Less: accumulated depreciation        (2,411,368)           (2,239,325)
                                    ------------          ------------
Net property and equipment          $ 10,277,015          $ 10,212,848
                                    ============          ============

Depreciation expense                $    145,734          $    602,008
                                    ============          ============


7. INTANGIBLE ASSETS

Intangible assets consisted of the following:


                                     March 31,        December 31,
                                       2006               2005
                                   -----------        -----------
     Land use rights               $ 1,842,510        $ 1,840,937

     Accumulated amortization          (87,813)           (87,813)
                                   -----------        -----------
                                   $ 1,754,697        $ 1,753,124
                                   ===========        ===========

     Amortization expense          $    10,017        $    37,431
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

9. CONSTRUCTION IN PROGRESS

Construction in progress consisted of:

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CONSTRUCTION IN PROGRESS (continued)

                                                        March 31,      December 31,
Construction in Progress              Completed on        2006             2005
------------------------------        --------------   -----------     ------------
Sewage Construction                   October 2004     $        --     $        --
Industrial Plant                      February 2006     16,931,178      16,931,178
Frozen machinery and store room       March 2005                --              --
Production line for chilled pork      January 2007       3,725,925
                                                       -----------     -----------

                                                       $20,657,103     $16,931,178
                                                       ===========     ===========


10. LOANS PAYABLE

SHORT-TERM LOANS

Short-term loans are due within one year. These loans are partially secured by the land and plant of Food Share. These loans bear interest at prevailing lending rates in the PRC ranging from 3.0% to 9.4% per annum.

LONG-TERM LOANS

A long-term loan is outstanding and bears an interest rate 6.0% per annum.

10. LOANS PAYABLE

The balances of loans payable were as follows:

                                     March 31,        December 31,
                                       2006               2005
                                   -----------        -----------
Short Term Loans Payable           $15,093,781        $18,995,853
Long Term Loans Payable              2,265,670          2,410,119
                                   -----------        -----------
                                   $17,359,451        $21,405,972
                                   ===========        ===========

          Long Term Repayment Schedule
-------------------------------------------------
Payments due in 2006                   $  146,657
Payments due in 2007                      146,657
Payments due in 2008                      146,657
Payments due in 2009                      146,657
Payments due in 2010                      146,657
Payments due thereafter                 1,679,042
                                       ----------
                                        2,412,327

Less current portion                    (146,657)
                                       ----------
Long term debt                         $2,265,670
                                       ==========

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is party or to which any of its property is subject that will have a material adverse effect on the Company's financial condition.

12. ALLOWANCES INCOME

"Allowances income" consists of grants from the government of the PRC for the Company's participation in specific programs, such as import and export, branding, and city maintenance and construction. The Company received allowances income as follows:

                                 Three months ended     Three months ended
                                   March  31, 2006        March 31, 2005
                                 -------------------    ------------------
Allowances income                      $ 113,184            $  38,647
                                       =========            =========


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

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in the first quarter of 2006 and 2005.

14. NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. NEW ACCOUNTING PRONOUNCEMENTS (continued)

subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company expects that the Statement will have no material impact on its consolidated financial statements.

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

15. PREFERRED STOCK

The features of the Series A Convertible Preferred Stock are as follows:

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. PREFERRED STOCK (continued)

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

Voting. The holder of each share of Series A Preferred (i) shall be entitled to the number of votes with respect to such share equal to the number of shares of common stock into which such share of Series A Preferred could be converted on the record date for the subject vote or written consent (or, if there is no such record date, then on the date that such vote is taken or consent is effective) and (ii) shall be entitled to notice of any stockholders' meeting in accordance with the Company's Bylaws. Appoint and Elect a Director. So long as the number of shares of common stock issuable upon conversion of the outstanding shares of Series A Preferred is greater than 10% of the number of outstanding shares of common stock (on a fully diluted basis), the holders of record of the shares of Series A Preferred, exclusively and as a separate class, shall be entitled to elect one of the Company's directors.

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

Protective Provisions. So long as at least 1,750,000 shares of Series A Preferred are outstanding (subject to adjustment for stock splits, combinations and the like), the holders of a majority of the outstanding Series A Preferred shall be required (in addition to any consent or approval otherwise required by law) for us to take certain actions, including (1) liquidation, dissolution or wind up, (2) amend, alter or repeal any provision of our certificate of incorporation so as to affect the rights, preferences or privileges of the Series A Preferred, (3) create new class of preferred stock or increase the number of shares of Series A Preferred that can be issued, or (4) purchase or redeem, or pay or declare any dividend or make any distribution on, any securities junior in priority to the Series A Preferred; or (5) make any change in the size of the Company's Board of Directors.

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT REPORTING

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

                                                 SALES BY SEGMENT
                                                   (IN MILLIONS)

                                            SALES                   SALES
                                     THREE MONTHS ENDED      THREE MONTHS ENDED
                                        MAR. 31, 2006           MAR. 31, 2005
                                     ------------------      ------------------
Pork and Pork Products.............       $ 29.77                   $14.27

Vegetables and Fruits..............          0.72                     0.14
------                                     ------                   ------
                              Total        $30.49                   $14.41

                                                   OPERATING INCOME BY SEGMENT
                                                          (IN MILLIONS)

                                      OPERATING INCOME         OPERATING INCOME
                                     THREE MONTHS ENDED       THREE MONTHS ENDED
                                        MAR. 31, 2006           MAR. 31, 2005
                                     ------------------      ------------------
Pork and Pork Products...........         $2.81                   $2.00

Vegetables and Fruits............          0.07                    0.01
                                          -----                   -----
                            Total         $2.88                   $2.01





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         THE STATEMENTS CONTAINED IN THIS REPORT WITH RESPECT TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS THAT ARE NOT HISTORICAL FACTS ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE

MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THE COMPANY INTENDS SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS CONTAINED IN SECTION 21E OF THE EXCHANGE ACT. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "ESTIMATES," "PROJECTS," "PLANS," "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT OF THE COMPANY WISHES TO CAUTION THE READER OF THE FORWARD-LOOKING STATEMENTS THAT SUCH STATEMENTS, WHICH ARE CONTAINED IN THIS REPORT, REFLECT THE COMPANY'S CURRENT BELIEFS WITH RESPECT TO FUTURE EVENTS AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING, BUT NOT LIMITED TO, ECONOMIC, COMPETITIVE, REGULATORY, TECHNOLOGICAL, KEY EMPLOYEE, AND GENERAL BUSINESS FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, GROWTH, SERVICES, PRODUCTS, LICENSES AND OTHER FACTORS DISCUSSED IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THAT THESE STATEMENTS ARE ONLY ESTIMATES OR PREDICTIONS. NO ASSURANCES CAN BE GIVEN REGARDING THE ACHIEVEMENT OF FUTURE RESULTS, AS ACTUAL RESULTS MAY DIFFER MATERIALLY AS A RESULT OF RISKS FACING THE COMPANY, AND ACTUAL EVENTS MAY DIFFER FROM THE ASSUMPTIONS UNDERLYING THE STATEMENTS THAT HAVE BEEN MADE REGARDING ANTICIPATED EVENTS.

         THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS ASSUMPTIONS, RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY THE COMPANY IN THOSE STATEMENTS. SOME OF THESE RISKS ARE DESCRIBED IN "RISK FACTORS" IN ITEM 1A OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE TRANSITION PERIOD FROM JUNE 30, 2005 TO DECEMBER 31, 2005.


         THESE RISK FACTORS SHOULD BE CONSIDERED IN CONNECTION WITH ANY SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS THAT THE COMPANY OR PERSONS ACTING ON THE COMPANY'S BEHALF MAY ISSUE. ALL WRITTEN AND ORAL FORWARD LOOKING STATEMENTS MADE IN CONNECTION WITH THIS REPORT THAT ARE ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON THE COMPANY'S BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS. GIVEN THESE UNCERTAINTIES, THE COMPANY CAUTIONS INVESTORS NOT TO UNDULY RELY ON THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVIEW OR CONFIRM ANALYSTS' EXPECTATIONS OR ESTIMATES OR TO RELEASE PUBLICLY ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. FURTHER, THE INFORMATION ABOUT THE COMPANY'S INTENTIONS CONTAINED IN THIS DOCUMENT IS A STATEMENT OF THE COMPANY'S INTENTION AS OF THE DATE OF THIS DOCUMENT AND IS BASED UPON, AMONG OTHER THINGS, THE EXISTING REGULATORY ENVIRONMENT, INDUSTRY CONDITIONS, MARKET CONDITIONS AND PRICES, THE ECONOMY IN GENERAL AND THE COMPANY'S ASSUMPTIONS AS OF SUCH DATE. THE COMPANY MAY CHANGE THE COMPANY'S INTENTIONS, AT ANY TIME AND WITHOUT NOTICE, BASED UPON ANY CHANGES IN SUCH FACTORS, IN THE COMPANY'S ASSUMPTIONS OR OTHERWISE.

GENERAL

         During the period from the formation of the Company on February 4, 2003 to January 30, 2006, the Company did not generate any significant revenue, and accumulated no significant assets, as the Company explored various business opportunities. On January 30, 2006, in exchange for a controlling interest in the Company's publicly-held "shell" corporation, the Company acquired all of the issued and outstanding capital stock of Falcon Link. This transaction is commonly referred to as a "reverse acquisition." For financial reporting purposes, Falcon Link was considered the acquirer in such transaction. As a result, the Company's historical financial statements for all periods prior to January 30, 2006 included in this Report are those of Falcon Link.

         The Company is principally engaged in the meat and food processing business in The People's Republic of China (the "PRC"). Currently, the Company has five processing plants located in Henan

Province in the PRC, with a total of seven production lines. The Company began construction of a third fully-dedicated case-ready plant in fiscal 2005. This plant was put into production on February 23, 2006. On a daily basis, an average of 2,000 pigs (approximately 14.5 metric tons) are butchered and processed at this location. The Company expects to increase the meat processing capacity at this plant by 60,000 metric tons on an annual basis. The Company utilizes state-of-the-art equipment in all of our abattoirs and processing facilities.

         The Company's products are sold under the "Zhongpin" and "Shengpin" brand names. The Company's customers include over ten international fast food companies in the PRC, over 30 export-registered processing factories and over 1,200 school cafeterias, factory canteens, army posts and national departments. The Company also sells directly to over 2,100 retail outlets, including supermarkets, within the PRC.

         In 2005, the Company was one of the top 151 national agricultural industrial enterprises in the PRC and were ranked eighth overall, in terms of revenue, in the national meat industry. During the past five years, the Company's growth rate has exceeded 50% percent in terms of both revenues and net profits. The Company has established distribution networks in more than 20 provinces in the North, East, South and South Midland of the PRC, and also has formed strategic partnerships with leading supermarket chains and the catering industry in the PRC. In addition, the Company exports products to the European Union, Southeast Asia and Russia.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating information expressed in U.S dollars (in thousands)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31

                                                                      2006            2005
                                                                 ------------------------------

              SALES REVENUES                                        $ 30,494        $ 14,405
              COST OF SALES                                           25,914          11,809
              GROSS PROFIT                                             4,579           2,596
                                                                 ------------------------------
              GENERAL AND ADMINISTRATIVE EXPENSES                        899             224
              OPERATING EXPENSES                                         804             365
              TOTAL OTHER INCOME (EXPENSE)                             (145)           (258)
              NET INCOME BEFORE TAXES                                  2,731           1,749
                                                                 ------------------------------
              PROVISION FOR INCOME TAXES                                 145             ---
              NET INCOME AFTER TAXES                                   2,586           1,749
              MINORITY INTEREST                                           11              12
              NET INCOME                                               2,575           1,736
                                                                 ------------------------------
              FOREIGN CURRENCY TRANSLATION ADJUSTMENT                    141             ---
              COMPREHENSIVE INCOME                                     2,716           1,736
                                                                 ------------------------------

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

         REVENUE. Total revenue increased from $14.41 million for the quarter ended March 31, 2005 to $30.49 million for the quarter ended March 31, 2006, or approximately 112%. The increase in revenues was primarily due to increased sales in the Company's meat and meat products segment resulting from the effects of the continued increase in the amount of branded stores sales and a widening wholesale customer base.

         COST OF SALES. Cost of sales increased from $11.81 million for the quarter ended March 31, 2005 to $25.91 million for the quarter ended March 31, 2006, or approximately 119%. As a percentage of revenue, total cost of sales increased from approximately 82% for the quarter ended March 31, 2005 to approximately 85% in the quarter ended March 31 2006. The increase in cost of sales was primarily due to an increase of approximately 3% in raw material costs for the quarter ended March 31 2006 as compared to the quarter ended March 31, 2005.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by approximately 302% for the quarter ended March 31, 2006 from $0.22 million for the quarter ended March 31, 2005 to $0.90 million for the quarter ended March 31, 2006. As a percentage of revenues, general and administrative expenses increased from 1.55% for the quarter ended March 31, 2005 to 2.95% for the quarter ended March 31, 2006. The increase in general and administrative expenses was primarily the result of the addition of senior executives to the management team.

         INTEREST EXPENSE. Interest expense increased from $0.35 million for the quarter ended March 31, 2005 to $0.38 million for the quarter ended March 31, 2006, or approximately 8.7%. During the quarter ended March 31, 2006, total liabilities decreased by approximately $7.3 million, however, the average debt outstanding was approximately $20.70 million for the quarter ended March 31, 2006 and $18.34 million for the quarter ended March 31, 2005.

         INTEREST  INCOME,  ALLOWANCES  INCOME,  OTHER INCOME AND EXCHANGE  GAIN
(LOSS).  Interest  income,  allowances  income,  other income and exchange  gain
(loss) increased from $0.09 million for the quarter ended March 31, 2005 to $0.23 million for the quarter ended March 31, 2006, primarily due to an increase of allowance income.

         INCOME TAXES. The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products. The increase in the provision for income taxes for the quarter ended March 31, 2006 over the quarter ended March 31, 2005 resulted from an increase in the Company's sales of prepared products for the quarter ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended March 31, 2006, the Company funded its operations primarily through cash flows from operations and the sale of preferred stock.

         Net cash provided by (used in) operating activities of the Company was $0.98 million and ($2.95) million in the quarters ended March 31, 2005 and 2006, respectively. Cash flows from operations of the Company decreased for the quarter ended March 31, 2006 primarily due to an increase in accounts receivable and other receivables as well as an increased level of inventories due to a significant increase in revenues and increased scale of production capacity.

         Net accounts receivable and other receivables of the Company were $15.83 million as of March 31, 2006. This compares to $10.63 million at December 31, 2005. The increase in accounts receivable was due primarily to the increase in the Company's revenues.

         The Company expended $3.73 million for the construction of new facilities in the quarter ended March 31, 2006.

         As of March 31, 2006, the Company had approximately $17.89 million in cash and cash equivalents. On January 31, 2006, we received net proceeds of approximately $23.11 million from the sale of units consisting of our Series A convertible preferred stock and common stock purchase warrants.

         The Company believes its existing cash and cash equivalents and its available lines of credit, which totaled approximately $80 million at March 31, 2006, will be sufficient to finance its operating requirements and capital expenditures over the next 12 months.

INFLATION AND SEASONALITY

         While demand for the Company's products, in general, is relatively high before the Chinese New Year in January or February each year and lower thereafter, the Company does not believe its operations have been materially affected by inflation or seasonality.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

         The Company may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. The Company currently does not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

CURRENCY FLUCTUATIONS AND FOREIGN CURRENCY RISK

         Substantially all of the Company's operations are conducted in the PRC, with the exception of the Company's export business and limited overseas purchases of raw materials. Most of the Company's sales and purchases are conducted within the PRC in Chinese Renminbi, which is the official currency of the PRC. As a result, the effect of the fluctuations of exchange rates is considered minimal to the Company's business operations.

         Substantially all of the Company's revenues and expenses are denominated in Renminbi. However, the Company uses the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there can be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of the Company's net assets and income derived from its operations in the PRC.

INTEREST RATE RISK

         The Company does not have significant interest rate risk, as the Company's debt obligations are primarily short-term in nature, with fixed interest rates.

CREDIT RISK

         The Company has not experienced significant credit risk, as most of the Company's customers are long-term customers with superior payment records. The Company's receivables are monitored regularly by the Company's credit managers.

ITEM 4.    CONTROLS AND PROCEDURES

           DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, with the participation its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act.

           INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  ZHONGPIN INC.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 1A. RISK FACTORS

         During the three months ended March 31, 2006, there were no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K, as amended, for the transition period from June 30, 2005 to December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a) None.

         (b) Not Applicable.

         (c) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         (a) None.

         (b) None.

ITEM 6.  EXHIBITS

         The exhibits required by this item are set forth on the Exhibit Index attached hereto.

                                  ZHONGPIN INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ZHONGPIN INC.
                                                 (Company)

                                            Date:  May 15, 2006


                                            By: /s/ Xianfu Zhu
                                                --------------------------------
                                                Xianfu Zhu
                                                Chief Executive Officer



                                            By: /s/ Yuanmei Ma
                                                --------------------------------
                                                Yuanmei Ma
                                                Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                     EXHIBIT TITLE
-----------     ----------------------------------------------------------------

  31.1* Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2* Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1* Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2* Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   filed herewith