Form 10-Q
period 2006-06-30
ZHONGPIN INC.
filed 2006-08-10
CIK 1277092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------------------------------

Commission File Number :   333-112111
                         -------------------------------------------------------

                                  Zhongpin Inc.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                54-2100419
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days.  YES   X    NO
                                                         ---      ---
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

Large accelerated filer        Accelerate filer        Non-accelerated filer  X
                        ---                    ---                           ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). YES      NO  X
                                               ---      ---

     As of August 1, 2006, 11,752,568 shares of the registrant's common stock, and 6,900,000 shares of the registrant's Series A preferred stock, each such share convertible into one share of the registrant's common stock, were outstanding.

                                  ZHONGPIN INC.

                                    FORM 10-Q

                                      INDEX

PART I     FINANCIAL INFORMATION                                                                         PAGE
------     ---------------------                                                                         ----

           Item 1.    Unaudited Financial Statements:

                      Consolidated Balance Sheets as of June 30, 2006 (unaudited)
                           and December 31, 2005..........................................................  2

                      Consolidated Statements of Operations
                           and Comprehensive Income (unaudited) for the three and
                           six months ended June 30, 2006 and 2005........................................  3

                      Consolidated Statement of Changes in Stockholders' Equity (unaudited)
                           for the six months ended June 30, 2006.........................................  4

                      Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2006 and 2005...................................................  5

                      Notes to Consolidated Financial Statements (unaudited)..............................  6

           Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations......................................................  20

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................  33

           Item 4.    Controls and Procedures.............................................................  34

PART II    OTHER INFORMATION

           Item 1.    Legal Proceedings...................................................................  35

           Item 1A.   Risk Factors........................................................................  35

           Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.........................  35

           Item 3.    Defaults Upon Senior Securities.....................................................  35

           Item 4.    Submission of Matters to a Vote of Security Holders.................................  35

           Item 5.    Other Information...................................................................  35

           Item 6.    Exhibits ...........................................................................  35

SIGNATURES................................................................................................  36

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

         The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the transition period from June 30, 2005 to December 31, 2005.

         The results of operations for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

                         ZHONGPIN INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            (AMOUNTS IN U.S. DOLLARS)

                                                                  JUNE 30, 2006           DECEMBER 31, 2005
                                                                  -------------           -----------------
                           ASSETS                                  (Unaudited)
Current assets
   Cash and cash equivalents                                      $  14,519,039            $  10,142,394
   Accounts receivable and other receivables                         14,733,543               10,002,918
   Purchase deposits                                                     88,873                  220,836
   Prepaid expenses and deferred charges                                140,985                   99,009
   Inventories                                                        6,352,818                2,347,312
   Tax refund receivables                                               794,618                  644,232
                                                                  -------------            -------------
Total current assets                                                 36,629,876               23,456,701

Property, plant and equipment (net)                                  22,638,938               10,212,848
Related party receivables                                               270,148                  267,658
Other receivables                                                             -                  632,063
Construction contracts                                                8,814,597               16,931,178
Intangible assets                                                     5,476,867                1,753,124
                                                                  -------------            -------------

Total assets                                                      $  73,830,426            $  53,253,572
                                                                  =============            =============

                   LIABILITIES AND EQUITY

Current liabilities
   Bank overdraft                                                 $           -            $     619,579
   Accounts payable and other payables                               10,363,474               10,278,464
   Accrued liabilities                                                  968,793                  759,420
   Short term loans payable                                          12,944,619               18,995,853
   Taxes payable                                                        943,674                2,055,925
   Deposits from clients                                                250,331                  769,398
   Research and development grants payable                            1,339,887                2,436,804
   Long term loans payable-current portion                              145,671                  145,671
                                                                  -------------            -------------
Total current liabilities                                            26,956,449               36,061,114

Long term loans payable                                               2,107,165                2,264,448
                                                                  -------------            -------------

Total liabilities                                                    29,063,614               38,325,562

Minority interest                                                       431,037                  411,742

Equity
  Preferred stock: par value $0.001; 10,000,000 authorized;
     6,900,000 shares issued and outstanding                              6,900                        -
  Common stock: par value $0.001; 25,000,000 authorized;
     11,752,578 shares issued and outstanding                            11,753                   11,753
   Additional paid in capital                                        25,206,736                2,102,933
   Retained earnings                                                 18,541,547               12,097,834
   Accumulated other comprehensive income                               568,839                  303,748
                                                                  -------------            -------------
Total equity                                                         44,335,775               14,516,268
                                                                  -------------            -------------

Total liabilities and equity                                      $  73,830,426            $  53,253,572
                                                                  =============            =============

        The accompanying notes are an integral part of these consolidated financial statements.

                         ZHONGPIN INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                      (AMOUNT IN U.S. DOLLARS) (UNAUDITED)

                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                     --------------------------------      -------------------------------
                                                          2006                2005              2006              2005
                                                          ----                ----              ----              ----
Revenues
   Sales revenues                                    $  31,777,348       $ 18,591,118      $  62,270,855     $  32,996,247
   Cost of  sales                                       27,052,820         15,574,225         52,966,975        27,383,004
                                                     -------------       ------------      -------------     -------------
      Gross profit                                       4,724,528          3,016,893          9,303,880         5,613,243

Operating expenses
    General and administrative expenses                  1,023,054            276,520          1,922,078           500,169
    Operating expenses                                     716,090            327,304          1,520,236           692,663
                                                     -------------       ------------      -------------     -------------
        Total operating expenses                         1,739,144            603,824          3,442,314         1,192,832
                                                     -------------       ------------      -------------     -------------

Income from operations                                   2,985,384          2,413,069          5,861,566         4,420,411

Other  income  (expense)
    Interest income                                        149,648             40,364            245,338            89,269
    Other  income (expenses)                                23,844            (17,978)            36,236            (3,304)
    Allowances income                                    1,113,661              5,435          1,226,845            44,082
    Exchange gain                                            4,319            (31,103)            18,028           (42,276)
    Interest expense                                      (227,587)          (458,908)          (607,815)         (808,658)
                                                     -------------       ------------      -------------     -------------
       Total other income (expense)                      1,063,885           (462,190)           918,632          (720,887)
                                                     -------------       ------------      -------------     -------------

Net income before taxes                                  4,049,269          1,950,879          6,780,198         3,699,524
Provision for income taxes                                 171,945            122,789            317,190           122,789
                                                     -------------       ------------      -------------     -------------

Net income after taxes                                   3,877,324          1,828,090          6,463,008         3,576,735
Minority interest                                            8,575              6,801             19,295            19,055
                                                     -------------       ------------      -------------     -------------

Net income                                           $   3,868,749       $  1,821,289      $   6,443,713     $   3,557,680
                                                     =============       ============      =============     =============

Foreign currency translation adjustment              $     123,941       $          -      $     265,091     $           -
                                                     -------------       ------------      -------------     -------------
Comprehensive income                                 $   3,992,690       $  1,821,289      $   6,708,804     $   3,557,680
                                                     =============       ============      =============     =============

Basic earnings for common share                      $        0.21       $       0.15      $       0.37      $        0.30
Diluted earnings per common share                    $        0.17       $       0.15      $       0.30      $        0.30
Basic weighted average shares outstanding               11,752,578         11,752,578         11,752,578        11,752,578
Diluted weighted average share outstanding              23,137,578         11,752,578         21,240,078        11,752,578

        The accompanying notes are an integral part of these consolidated financial statements.

                         ZHONGPIN INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      (AMOUNT IN U.S. DOLLARS) (UNAUDITED)



                                                Preferred Stock              Common Stock
                                              Shares     Par Value      Shares         Par Value
                                            ---------    ---------    -----------     ------------
Balance at January 1, 2003                          -    $       -              1      $1,816,425
Net income for the year                                          -                              -
Dividends paid                                      -            -              -               -
                                            ---------    ---------   ------------      ----------
Balance December 31, 2003                           -            -              1       1,816,425

Net income for the year                             -            -              -               -
                                            ---------    ---------   ------------      ----------
Balance December 31, 2004                           -            -              1       1,816,425

Merger on May 20                                    -            -              -         115,942
Recapitalization on Sept. 15                        -            -          9,999      (1,922,367)
Net income for the year
Foreign currency translation adjustment             -            -              -               -
                                            ---------    ---------   ------------      ----------
Balance December 31, 2005                           -            -         10,000          10,000

Items applied retroactively:
Recapitalization on January 30, 2006                -            -    415,432,354         405,442
Reverse  stock split on February
   16, 2006 (1:35.349)                              -            -   (403,689,776)       (403,689)
                                            ---------    ---------   ------------      ----------
Restated December 31, 2005                          -            -     11,752,578          11,753

Increase in Preferred Stock                 6,900,000        6,900              -               -
Net income for the period                           -            -              -               -
Increase in additional paid in capital              -            -              -               -
Foreign currency translation adjustment             -            -              -               -
                                            ---------    ---------   ------------      ----------
Balance June 30, 2006                       6,900,000      $ 6,900     11,752,578      $   11,753
                                            =========    =========   ============      ==========

                                                                               Accumulated
                                              Additional                         Other
                                                Paid In         Retained      Comprehensive
                                                Capital         Earnings          Income            Total
                                              ------------     ----------     --------------     -----------
Balance at January 1, 2003                      $  182,319     $1,935,634      $        -       $  3,934,378
Net income for the year                                  -      1,536,272                          1,536,272
Dividends paid                                           -        (56,392)              -            (56,392)
                                              ------------    -----------      ----------       ------------
Balance December 31, 2003                          182,319      3,415,514               -          5,414,258

Net income for the year                                  -      2,768,473               -          2,768,473
                                              ------------    -----------      ----------       ------------
Balance December 31, 2004                          182,319      6,183,987               -          8,182,731

Merger on May 20                                         -              -               -            115,942
Recapitalization on Sept. 15                     1,922,367              -               -                  -
Net income for the year                                         5,913,847               -          5,913,847
Foreign currency translation adjustment                  -              -         303,748            303,748
                                              ------------    -----------      ----------       ------------
Balance December 31, 2005                        2,104,686     12,097,834         303,748         14,516,268

Items applied retroactively:
Recapitalization on January 30, 2006              (405,442)             -               -                  -
Reverse  stock split on February
   16, 2006 (1:35.349)                             403,689              -               -                  -
                                              ------------    -----------      ----------       ------------
Restated December 31, 2005                       2,102,933     12,097,834         303,748         14,516,268

Increase in Preferred Stock                              -              -               -              6,900
Net income for the period                                -      6,443,713               -          6,443,713
Increase in additional paid in capital          23,103,803                              -         23,103,803
Foreign currency translation adjustment                  -              -         265,091            265,091
                                              ------------    -----------      ----------       ------------
Balance June 30, 2006                         $ 25,206,736    $18,541,547      $  568,839       $ 44,335,775
                                              ============    ===========      ==========       ============

         The accompanying notes are an integral part of these consolidated financial statements.

                         ZHONGPIN INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (AMOUNT IN U.S. DOLLARS) (UNAUDITED)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                       -----------------------------------
                                                                            2006                  2005
                                                                       -------------          ------------
Cash flows from operating activities:
     Net income                                                        $   6,443,713          $  3,557,680
     Adjustments to reconcile net income to
       net cash provided by (used in) operations:
        Minority interest                                                     19,295               214,854
        Depreciation                                                         361,958               290,522
        Amortization                                                          51,605                10,923
        Exchange gain                                                        (18,027)                    -
        Provision for allowance for bad debt                                     (76)                    -

        Changes in operating assets and liabilities:
           Accounts receivable and other receivables                      (4,101,052)           (4,122,488)
           Purchase deposits                                                 131,963                 1,580
           Prepaid expense and deferred charges                              (41,976)             (128,046)
           Inventories                                                    (4,005,506)           (1,059,548)
           Tax refunds receivable                                           (150,386)               (1,786)
           Accounts payable and accrued liabilities                         (802,534)             (291,419)
           Taxes payable                                                  (1,112,251)              (46,193)
           Deposits from clients                                            (519,067)              139,634
                                                                       -------------          ------------
     Net cash provided by (used in) operating activities               $  (3,742,341)         $ (1,434,287)

Cash flows from investing activities:
     Construction in progress                                                      -              (250,349)
     Additions to fixed assets                                            (4,669,791)             (378,489)
     Additions to intangible  assets                                      (3,775,109)                    -
                                                                       -------------          ------------
           Net cash used in investing activities                       $  (8,444,900)         $   (628,838)

Cash flows from financing activities:
     Repayment of Bank overdraft                                            (619,579)                    -
     Proceeds from short-term loans                                       10,492,500            16,550,797
     Repayment of short-term loans                                       (16,543,734)           (4,657,450)
     Repayment of long-term loans                                           (157,283)           (1,582,575)
     Proceeds from preferred stock                                        23,110,703                     -
     Payments of dividends                                                         -                     -
                                                                       -------------          ------------
           Net cash provided by financing activities                   $  16,282,607          $ 10,310,772

     Effect of rate changes on cash                                          283,194                     -
     Increase (decrease) in cash and cash equivalents                      4,376,645             8,247,647
     Cash and cash equivalents, beginning of period                       10,142,394             5,204,637
                                                                       -------------          ------------
     Cash and cash equivalents, end of period                          $  14,519,039          $ 13,452,284
                                                                       -------------          ------------

Supplemental disclosures of cash flow information:
     Cash paid for interest                                            $     636,044          $    808,658
                                                                       =============          ============
     Cash paid for income taxes                                        $     312,672          $          -
                                                                       =============          ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

         Zhongpin Inc. ("Zhongpin") was incorporated on February 4, 2003 as Strong Technical Inc. in the State of Delaware for the purpose of operating a personnel outsourcing service that provides skilled workers to industry. On March 30, 2005, an 82.4% controlling interest in our company was acquired by Halter Capital Corporation and all previous operations were discontinued. On January 30, 2006, we acquired Falcon Link Investment Limited ("Falcon") in a stock exchange by issuing 397,676,704 (11,250,000 post-split) shares of our common stock in exchange for all of the issued and outstanding capital stock of Falcon. The acquisition transaction was accounted for as a reverse acquisition resulting in the recapitalization of Falcon. Accordingly, the historical financial statements of Falcon have been retroactively restated to give effect to the recapitalization as if it had occurred at the beginning of the first period presented. Zhongpin and its subsidiaries are collectively referred to herein as "our company," "we," "us" and "our."

         Falcon was incorporated in the Territory of the British Virgin Islands ("BVI") on July 21, 2005 as a holding company for the purpose of owning all of the equity interests of Henan Zhongpin Food Co., Ltd. ("HZFC"), a People's Republic of China ("PRC") company. Falcon acquired 100% ownership of HZFC by paying 20,940,000 Renminibi ("RMB") to the holders of HZFC, who where also the holders of Falcon. The transaction was accounted for as a transfer of entities under common control, wherein HZFC was the continuing entity. The historical financial statements of Falcon are essentially those of HZFC and are shown as if the transfer had taken place at the beginning of the first period presented.

         HZFC was established in the PRC on May 20, 2005 for the sole purpose of holding the capital stock of Henan Zhongpin Food Share Company Limited ("Food Share") and its subsidiaries. The owners of Food Share formed HZFC by investing 16,000,000 RMB. HZFC acquired Food Share by paying 15,040,000 RMB to the holders of Food Share, who were also the holders of HZFC, in exchange for 100% ownership of Food Share. The transaction was accounted for as a transfer of entities under common control, wherein Food Share was the continuing entity with an increase in registered capital of 960,000 RMB. The historical financial statements of HZFC are essentially those of Food Share shown with an increase in capital as if the transfer had taken place at the beginning of the first period presented.

         Food Share was incorporated in the PRC. It is headquartered in Henan Province in the PRC and its corporate office is in Changge City. Through our subsidiaries, we are principally engaged in the production of pork, pork products and vegetables, and the retail sales of pork, processed pork products, vegetables and other grocery items to customers throughout the PRC and other export countries, either directly or through its subsidiaries.

         On January 30, 2006, we consummated an agreement with the shareholders of Falcon whereby we issued 397,676,704 (11,250,000 post-split) shares of our common stock in exchange for all of the issued and outstanding stock of Falcon. Immediately prior to the transaction there were 17,765,650 (502,578 post-split) shares outstanding as compared to 415,442,354 (11,752,578 post-split) shares outstanding immediately following the transaction. Consequently, Falcon became a wholly-owned subsidiary of our company. The transaction was accounted for as a reverse acquisition resulting in a recapitalization of Falcon, wherein Falcon's historical financial statements became those of our company, retrospectively restated to reflect the adopted capital structure of our company as if the transaction had occurred at the beginning of the first period presented. These financial statements have been adjusted to reflect such restatement.

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS (continued)

         In conjunction with the acquisition of Falcon, on January 31, 2006, we sold for $8.00 per unit 3.45 million units, each consisting of two shares of Series A convertible preferred stock and a five-year warrant to purchase 35.349 (one post-split) common shares at a purchase price of $0.1414467 ($5.00 post split) per share. Each preferred share is convertible into 35.349 (one post-split) common shares. The outstanding shares of Series A convertible preferred stock are convertible into an aggregate of 243,908,100 (6,900,000 post-split) common shares and the outstanding warrants are exercisable to purchase an aggregate of 121,954,050 (3,450,000 post-split) common shares.

         On February 16, 2006, we amended our articles of incorporation to change our name from Strong Technical, Inc. to Zhongpin Inc. In the same amendment, we changed our authorized common stock to 25,000,000 shares with a par value of $0.001 per share and our authorized preferred stock to 10,000,000 shares with a par value of $0.001 per share.

         On February 16, 2006, we effected a 1:35.349 reverse split of our outstanding common stock. Immediately prior to the split, 415,442,354 common shares were outstanding as compared to 11,752,578 common shares outstanding immediately following the split. The aggregate number of shares of common stock issuable upon conversion of our outstanding shares of Series A convertible preferred stock was reduced from 243,908,100 common shares to 6,900,000 common shares, and the aggregate number of shares of our common stock issuable upon the exercise of our outstanding warrants was reduced from 121,954,050 common shares to 3,450,000 common shares. The purchase price of the shares issuable exercise of our outstanding warrants was increased to $5.00 per share.

         Details of Food Share's subsidiaries are as follows:

                                                              DOMICILE/DATE           REGISTERED         PERCENTAGE
                     NAME                                    OF INCORPORATION           CAPITAL         OF OWNERSHIP
                     ----                                    ----------------         ----------        ------------
  Henan Zhongpin Industrial Company Limited                  PRC/Jan. 17, 2004      18,000,000 RMB         88.00%

  Henan Zhongpin Import and Export Trading Company           PRC/Aug. 11, 2004       5,060,000 RMB         88.93%

  Zhumadian Zhongpin Food Limited                             PRC/June 7, 2006       5,000,000 RMB        100.00%

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Zhongpin Inc. (formerly Strong Technical, Inc.), Falcon Link Investment Limited, Henan Zhongpin Food Co., Ltd., Henan Zhongpin Food Share Company Limited, Henan Zhongpin Industrial Company Limited, Henan Zhongpin Import and Export Trading Company and Zhumadian Zhongpin Food Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

         The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. U.S. GAAP differs from that used in the statutory financial statements of our PRC subsidiaries, which were prepared in accordance with the relevant accounting principles and financial reporting regulations as established by the Ministry of Finance of the PRC. Certain accounting principles stipulated under U.S. GAAP are not applicable in the PRC.

         The RMB of the People's Republic of China has been determined to be our functional currency. The balance sheets of our company and our subsidiaries were translated at year end exchange rates. Expenses were translated at moving average exchange rates in effect during the year. The effects of rate changes on assets and liabilities are recorded as accumulated other comprehensive income.

FISCAL YEAR

         Our financial statements have been prepared using December 31 as the fiscal year end.

MINORITY INTEREST IN SUBSIDIARIES

         We record minority interest expense, which reflects the minority shareholders' portion of the earnings of Henan Zhongpin Industrial Company Limited and Henan Zhongpin Import and Export Trading Company. During 2005, Henan Zhongpin Industrial Company Limited increased its registered capital from 5,000,000 RMB to 18,000,000 RMB, which required the minority holders to increase their investment by 1,560,000 RMB, effectively increasing the minority interest shown on our balance sheet by $188,406. In June 2006, Zhumadian Zhongpin Food Limited was registered with a registered capital of 5,000,000 RMB, which is 100%-owned by Henan Zhongpin Food Share Company Limited.

RESTRICTIONS ON TRANSFER OF ASSETS OUT OF THE PRC

         Dividend payments by HZFC are limited by certain statutory regulations in the PRC. No dividends may be paid by HZFC without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

CONTROL BY PRINCIPAL STOCKHOLDERS

         Our directors and executive officers and their affiliates or related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of our common stock. Accordingly, if our directors and executive officers and their affiliates or related parties vote their shares uniformly, they would have the ability to control the approval of most corporate actions, including increasing our authorized capital stock and the dissolution or merger of our company or the sale of our assets.

START-UP COSTS

         In accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," we expense all start-up and organizational costs as they are incurred.

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

SIGNIFICANT ESTIMATES

         Several areas require significant management estimates relating to uncertainties for which it is reasonably possible there will be a material change in the near term. The more significant areas requiring the use of management estimates relate to the valuation of receivables, equipment and accrued liabilities, and the useful lives for amortization and depreciation.

CASH EQUIVALENTS

         We consider all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

         Accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on our experience and current practice in the PRC, management provides for an allowance for doubtful accounts equivalent to those accounts that are not collected within one year plus 5% of receivables less than one year old.

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

LAND USE RIGHTS

         We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. We have performed the requisite annual transitional impairment tests on intangible assets and determined that no impairment adjustments were necessary.

REVENUE RECOGNITION

         We recognize revenue on the sales of our products as earned when the customer takes delivery of the product according to previously agreed upon pricing and delivery arrangements, and when we believe collectibility is reasonably assured. We sell primarily perishable and frozen food products. As such, any

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

right of return is only for a few days and has been determined to be insignificant by management. Accordingly, no provision has been made for returnable goods.

EARNINGS PER SHARE

         Basic earnings per common share ("EPS") are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Our Series A convertible preferred stock is a participating security. Consequently, the two-class method of income allocation is used in determining net income available to common stockholders.

         Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants.

         The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                            ------------------------------      -----------------------------
                                                                2006              2005             2006             2005
                                                             (UNAUDITED)      (UNAUDITED)       (UNAUDITED)     (UNAUDITED)
                                                            -----------        -----------      -----------       -----------
   NUMERATOR FOR BASIC AND DILUTED EPS
      Net income (numerator for diluted EPS)                $ 3,868,749        $ 1,821,289      $ 6,443,713       $ 3,557,680
      Net income allocated to preferred stock                (1,431,136)                 -       (2,116,908)                -
                                                            -----------        -----------      -----------       -----------
      Net income to common stockholders (Basic)             $ 2,437,613        $ 1,821,289      $ 4,326,805       $ 3,557,680

   DENOMINATOR FOR BASIC AND DILUTED EPS
     Common stock outstanding after recapitalization
         and 1:35.349 reverse stock split                    11,752,578         11,752,578       11,752,578        11,752,578
                                                            -----------        -----------      -----------       -----------
   DENOMINATOR FOR BASIC EPS                                 11,752,578         11,752,578       11,752,578        11,752,578
      Add: Weighted average preferred stock as if
         converted                                            6,900,000                  -        5,750,000                 -

      Add: Weighted average stock warrants outstanding        4,485,000                  -        3,737,500                 -
                                                            -----------        -----------      -----------       -----------
   DENOMINATOR FOR DILUTED EPS                               23,137,578         11,752,578       21,240,078        11,752,578

   EPS - Basic                                              $      0.21        $      0.15      $      0.37       $      0.30
                                                            ===========        ===========      ===========       ===========

   EPS - Diluted                                            $      0.17        $      0.15      $      0.30       $      0.30
                                                            ===========        ===========      ===========       ===========

SHIPPING AND HANDLING COSTS

         Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. Direct shipping costs are included in operating expenses, which were approximately $483,500 and $161,900 for the three months ended June 30, 2006 and 2005, respectively, and $711,500 and $350,900 for the six months ended June 30, 2006 and 2005, respectively. Handling costs are included in costs of sales, which were approximately $96,800 and $105,000 for the three months ended June 30, 2006

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and 2005, respectively, and $276,800 and $265,000 for the six months ended June 30, 2006 and 2005, respectively.

ADVERTISING COSTS

         Advertising costs are expensed as incurred. Advertising expenses were approximately $68,700 and $26,600 for the three months ended June 30, 2006 and 2005, respectively, and $94,700 and $42,600 for the six months ended June 30, 2006 and 2005, respectively.

RESEARCH AND DEVELOPMENT COSTS

         The PRC government has made a cash grant to our company specifically to fund research and development. We have recorded this grant as a liability titled "Research & development grants payable" on our balance sheet. Qualifying research and development costs reduce the liability while non-qualifying research and development costs are expensed as incurred. Research and development costs were approximately $47,000 and $27,000 for the three months ended June 30, 2006 and 2005, respectively, and $111,000 and $87,000 for the six months ended June 30, 2006 and 2005, respectively.

PROPERTY AND EQUIPMENT

         Impairment of long-lived assets is recognized when events or changes in circumstances indicate the carrying amount of an asset, or related groups of assets, may not be recoverable. Under the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we recognize an "impairment charge" when the expected net undiscounted future cash flows from an asset's use and eventual disposition are less than the asset's carrying value and the asset's carrying value exceeds its fair value. Measurement of fair value for an asset or group of assets may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset or assets.

         Expenditures for maintenance, repairs and betterments, which do not materially extend the normal useful life of an asset, are charged to operations as incurred. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

         Depreciation and amortization are provided for financial reporting purposes primarily on the straight-line method over the estimated useful lives, ranging from five to 50 years.

OPERATING LEASES

         Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

INCOME TAXES

         Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws. We recorded income tax expenses of $171,945 and $122,789 for the three months ended June 30, 2006 and 2005, respectively, and $317,190 and $122,789 for the six months ended June 30, 2006 and 2005, respectively.

         We withhold and pay income taxes on our employees' wages, which fund the Chinese government's sponsored health and retirement programs for all of our employees. For our employees, we were obligated to make contributions to the social insurance bureau under the laws of the PRC for pension and retirement benefits.

3. BUSINESS ACQUISITIONS

         Food Share formed Henan Zhongpin Import and Export Trading Company on August 11, 2004 as a joint venture with Li Jun Wei, an individual, to facilitate exporting of our goods. We own 88.93% of Henan Zhongpin Import and Export Trading Company.

4. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

         We accrue an allowance for bad debts related to our receivables. The receivable and allowance balances at June 30, 2006 and December 31, 2005 were as follows:

                                          June 30, 2006       December 31, 2005
                                          -------------       -----------------
          Accounts receivable             $ 15,881,901          $ 10,337,838
          Other receivables                    584,230             2,013,757
          Allowance for bad debts           (1,732,588)           (1,716,614)
                                          ------------          ------------
                                          $ 14,733,543          $ 10,634,981
                                          ============          ============

5. INVENTORIES

         Inventories at June 30, 2006 and December 31, 2005 consisted of:

                                                        June 30, 2006         December 31, 2005
                                                        -------------         -----------------
          Raw materials                                  $   457,269            $   210,288
          Low value consumables & packaging                  320,905                147,000
          Work-in-progress                                   731,998                290,149
          Finished goods                                   4,842,646              1,699,875
                                                         -----------            -----------
          Net inventories                                $ 6,352,818            $ 2,347,312
                                                         ===========            ===========

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at cost at June 30, 2006 and December 31, 2005 consisted of:

                                                       June 30, 2006         December 31, 2005
                                                       -------------         -----------------
          Machinery and equipment                      $ 11,755,169              $ 6,832,887
          Furniture and office equipment                    350,249                  253,187
          Motor vehicles                                    329,043                  281,371
          Buildings                                      12,801,546                5,084,728
                                                       ------------              -----------
             Subtotal                                    25,236,007               12,452,173
          Less: accumulated depreciation                 (2,597,069)              (2,239,325)
                                                       ------------              -----------
          Net property and equipment                   $ 22,638,938              $10,212,848
                                                       ============              ===========
          Depreciation expense                         $    361,958              $   602,008

7. INTANGIBLE ASSETS

         Intangible assets consist of prepaid land use rights. According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, we paid in advance for certain land use rights. Prepaid land use rights are being amortized and recorded as lease expense using the straight-line method over the use terms of 20 to 50 years. Intangible assets at June 30, 2006 and December 31, 2005 consisted of the following:

                                                   June 30, 2006         December 31, 2005
                                                   -------------         -----------------
               Land use rights                      $ 5,617,102             $ 1,840,937
               Accumulated amortization                (140,235)                (87,813)
                                                    -----------             -----------
                                                    $ 5,476,867             $ 1,753,124
                                                    ===========             ===========
               Amortization expense                 $    51,605             $    37,431

8. RELATED PARTY RECEIVABLES

         Related party receivables consist of advances made by our company to the minority interest holders of Henan Zhongpin Industrial Company Limited for their investment in the registered capital of that entity. The advances are non-interest bearing and have no fixed repayment terms. Consequently, they are classified as non-current assets.

9. CONSTRUCTION IN PROGRESS

         Construction in progress at June 30, 2006 and December 31, 2005 consisted of:

                                                 Completion
                                                or Estimated
           Construction Project                Completion Date       June 30, 2006       December 31, 2005
           --------------------                ---------------       -------------       -----------------
      Industrial plant                          February 2006         $ 4,871,031           $ 16,931,178
      Production line for chilled pork          January 2007            3,725,925                      -
      Land use right of Industrial Park
        No.4 land                               December 2007             217,641                      -
                                                                      -----------           ------------
                                                                      $ 8,814,597           $ 16,931,178
                                                                      ===========           ============

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS PAYABLE

SHORT-TERM LOANS

Short-term loans are due within one year. Of the $12.94 million aggregate principal amount of short-term loans at June 30, 2006, loans in the principal amount of $4.00 million were secured by our land and plants located in the PRC and guaranteed by Henan Zhongpin Industry Co., Ltd. Loans in the principal amount of $1.29 million were secured by our land and plants located in the PRC and loans in the aggregate principal amount of $7.63 million were guaranteed by Henan Zhongpin Industry Co., Ltd. These loans bear interest at prevailing lending rates in the PRC ranging from 3.0% to 7.0% per annum. At June 30, 2006, there was approximately $65.71 million in available unused lines of credit.

LONG-TERM LOANS

         Our long-term loan bears interest at the rate of 6.0% per annum.

         The balances of loans payable at June 30, 2006 and December 31, 2005 were as follows:

                                                   June 30, 2006           December 31, 2005
                                                   -------------           -----------------
          Short-Term Loans Payable                 $ 12,944,619              $ 18,955,853
          Long-Term Loans Payable                     2,107,165                 2,410,119
                                                   ------------              ------------
                                                   $ 15,197,455              $ 21,405,972
                                                   ============              ============

        Long-Term Repayment Schedule

          Payments due in 2006 - current portion                $    72,835
          Payments due in 2007 - 50% current portion                145,671
          Payments due in 2008                                      145,671
          Payments due in 2009                                      145,671
          Payments due in 2010                                      145,671
          Payments due thereafter                                 1,597,316
                                                                -----------
                                                                $ 2,252,835
                                                                ===========
11. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

         From time to time, we have disputes that arise in the ordinary course of our business. At June 30, 2006, there was no material legal proceeding to which we were a party or to which any of our property was subject that will have a material adverse effect on our financial condition.

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (continued)

REGISTRATION RIGHTS AGREEMENT

         In connection with the issuance of our Series A convertible preferred stock and warrants on January 30, 2006, we entered into a registration rights agreement with certain investors. The agreement requires us to effect the registration of our common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrants. If such registration was not effective by June 29, 2006, we are required to pay the investors liquidated damages in an amount equal to 1-1/2% per month times the amount paid by the investors for the purchase of our Series A convertible preferred stock and warrants until such registration becomes effective. This could cost us approximately $414,000 per month until such registration becomes effective. On June 29, 2006, such registration had not become effective, and in July 2006 we began to accrue a liability in the amount of $414,000 per month for this contingency because a loss is reasonably possible and a loss amount can be reasonably estimated.

12. ALLOWANCES INCOME

         "Allowances income" consists of grants from the government of the PRC for our participation in specific programs, such as import and export, branding, and city maintenance and construction. We received allowances income as follows:

                               Three Months Ended June 30,      Six Months Ended June 30,
                               ---------------------------      -------------------------
                                    2006          2005               2006         2005
                                    ----          ----               ----         ----
         Allowance income        $1,113,661      $5,435           $1,226,845     $44,082

         In addition to paying our company for our participation in ongoing programs, the PRC government has made a cash grant to our company specifically to fund research and development. We recorded this grant as a liability titled "Research & development grants payable" on our balance sheet rather than as revenue. As qualifying research and development costs are incurred, we reduce the liability rather than recording an expense.

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

         As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in the first six months of 2006 or in our 2005 or 2004 fiscal years.

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. NEW ACCOUNTING PRONOUNCEMENTS

         In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We expect the Statement will have no material impact on our consolidated financial statements.

         In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), "Share-Based Payment." As we have not traditionally paid compensation through the issuance of equity securities, no impact is expected on our consolidated financial statements.

         In October 2005, the FASB issued Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes this position has no application to our company.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on our operations will depend on future accounting pronouncements or changes in accounting principles.

         In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material effect on our consolidated financial position, results of operations or cash flows.

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. NEW ACCOUNTING PRONOUNCEMENTS (continued)

         In November 2004, the FASB issued Statement No. 151, "Inventory Costs." SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. We believe the application of SFAS No. 151 will have no significant impact on our consolidated financial statements.

15. PREFERRED STOCK

         The principal terms of our Series A convertible preferred stock are as follows.

         DIVIDENDS. The holders of our Series A convertible preferred stock are entitled to receive, when and as declared by our board of directors, dividends in such amounts as may be determined by our board of directors from time to time out of funds legally available therefor. No dividends (other than those payable solely in common stock) will be paid to the holders of common stock until there shall have been paid or declared and set apart during that fiscal year for the holders of our Series A convertible preferred stock a dividend in an amount per share that the holders would have received for the shares of common stock issuable upon conversion of their shares of Series A convertible preferred stock.

         PREFERENCE ON LIQUIDATION. In the event of our merger or consolidation or the sale of all or substantially all of our assets or other liquidation of our company, holders of our Series A convertible preferred stock shall get a priority in payment over all other classes of stock. In such event, the Series A convertible preferred stock would be entitled to receive the greater of (i) the original purchase price of the Series A convertible preferred stock or (ii) the amount the holder would get if such holder converted all of such holder's Series A convertible preferred stock into common stock.

         VOTING. The holder of each share of Series A convertible preferred stock (i) shall be entitled to the number of votes with respect to such share equal to the number of shares of common stock into which such share of Series A convertible preferred stock could be converted on the record date for the subject vote or written consent (or, if there is no such record date, then on the date that such vote is taken or consent is effective) and (ii) shall be entitled to notice of any stockholders' meeting in accordance with our by-laws.

         APPOINT AND ELECT A DIRECTOR. So long as the number of shares of common stock issuable upon conversion of the outstanding shares of Series A convertible preferred stock is greater than 10% of the number of outstanding shares of common stock (on a fully diluted basis), the holders of record of the shares of Series A convertible preferred stock, exclusively and as a separate class, shall be entitled to elect one of our directors.

         CONVERSION RIGHT. The holders of Series A convertible preferred stock may convert each share of Series A convertible preferred stock into common stock at an initial conversion price of $0.113157 ($4.00 post-split). The conversion price will be adjusted for stock dividends, stock splits and similar events.

         AUTOMATIC CONVERSION. Each share of Series A convertible preferred stock will automatically be converted into shares of common stock at the conversion price at the time in effect if (i) we consummate an underwritten public offering of our common stock giving us at least $30 million in net proceeds, (ii)(A) the closing price of our common stock equals or exceeds $0.2828934 ($10.00 post-split) (as

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. PREFERRED STOCK (continued)

adjusted) for the twenty (20) consecutive-trading-day period ending within two
(2) days of the date on which we provide notice of such conversion as hereinafter provided and (B) either a registration statement registering for resale the shares of common stock issuable upon conversion of the Series A convertible preferred stock has been declared effective and remains effective and available for resale for the twenty (20)-day period, or Rule 144(k) under the Securities Act of 1933, as amended, is available for the resale of such shares, or (iii) by consent of at least 67% of the then-outstanding shares of Series A convertible preferred stock.

         PROTECTIVE PROVISIONS. So long as at least 1,750,000 shares of Series A convertible preferred stock are outstanding (subject to adjustment for stock splits, combinations and the like), the holders of a majority of the outstanding shares of Series A convertible preferred stock shall be required (in addition to any consent or approval otherwise required by law) for us to take certain actions, including (1) the liquidation, dissolution or wind up of our company,
(2) the amendment, alteration or repeal of any provision of our certificate of incorporation so as to affect the rights, preferences or privileges of the Series A convertible preferred stock, (3) the creation of a new class of preferred stock or any increase in the number of shares of Series A convertible preferred stock that can be issued, or (4) the purchase or redemption, or the payment or declaration of any dividend or the making of any distribution on, any securities junior in priority to the Series A convertible preferred stock; or
(5) making any change in the size of our board of directors.

16. SEGMENT REPORTING

         We operate in two business segments: pork and pork products, and vegetables and fruits.

         Our pork and pork products segment is involved primarily in the processing of live market hogs into fresh, frozen and processed pork products. Our pork and pork products segment markets its products domestically to our branded stores and to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets.

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

                                SALES BY SEGMENT
                            (U.S. DOLLAR IN MILLIONS)

                                          THREE MONTHS        THREE MONTHS                           PERCENTAGE
                                             ENDED                ENDED            NET CHANGE           CHANGE
                                         JUNE 30, 2006        JUNE 30, 2005         2006/2005         2006/2005
                                         -------------        -------------        ----------        -----------
Pork and Pork Products...........           $30.30                 $18.09            $12.21               67%
Vegetables and Fruits............             1.48                   0.50              0.98              196%
                                            ------                 ------            ------
         Total...................           $31.78                 $18.59            $13.19               71%
                                            ======                 ======            ======

                         ZHONGPIN INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT REPORTING (continued)

                                SALES BY SEGMENT
                            (U.S. DOLLAR IN MILLIONS)

                                           SIX MONTHS        SIX MONTHS                        PERCENTAGE
                                             ENDED             ENDED           NET CHANGE        CHANGE
                                         JUNE 30, 2006      JUNE 30, 2005       2006/2005       2006/2005
                                         -------------      -------------      ----------      ----------
Pork and Pork Products...........           $60.07             $32.36            $27.71             86%
Vegetables and Fruits............             2.20               0.64              1.56            244%
                                            ------             ------            ------
         Total...................           $62.27             $33.00            $29.27             89%
                                            ======             ======            ======


                           OPERATING INCOME BY SEGMENT
                           (U.S. DOLLARS IN MILLIONS)

                                                                                    OPERATING          OPERATING
                                                                                      MARGIN            MARGIN
                                  THREE MONTHS     THREE MONTHS                    THREE MONTHS      THREE MONTHS
                                     ENDED             ENDED          CHANGE          ENDED              ENDED
                                 JUNE 30, 2006     JUNE 30, 2005    2006/2005     JUNE 30, 2006      JUNE 30, 2005
                                 -------------     -------------    ---------     -------------      -------------
Pork and Pork Products.......        $2.81              $2.37          $0.44          9.27%             13.10%
Vegetables and Fruits........         0.18               0.04           0.14         12.16%              8.00%
                                     -----              -----          -----
         Total...............        $2.99              $2.41          $0.58          9.41%             12.96%
                                     =====              =====          =====


                           OPERATING INCOME BY SEGMENT
                           (U.S. DOLLARS IN MILLIONS)

                                                                                    OPERATING          OPERATING
                                                                                      MARGIN            MARGIN
                                   SIX MONTHS       SIX MONTHS                      SIX MONTHS        SIX MONTHS
                                     ENDED             ENDED          CHANGE          ENDED              ENDED
                                 JUNE 30, 2006     JUNE 30, 2005    2006/2005     JUNE 30, 2006      JUNE 30, 2005
                                 -------------     -------------    ---------     -------------      -------------
Pork and Pork Products.......        $5.61              $4.37          $1.24          9.34%             13.50%
Vegetables and Fruits........         0.25               0.05           0.20         11.36%              7.81%
                                     -----              -----          -----
         Total...............        $5.86              $4.42          $1.44          9.41%             13.39%
                                     =====              =====          =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         THE STATEMENTS CONTAINED IN THIS REPORT WITH RESPECT TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS THAT ARE NOT HISTORICAL FACTS ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). WE INTEND SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS CONTAINED IN SECTION 21E OF THE EXCHANGE ACT. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "ESTIMATES," "PROJECTS," "PLANS," "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER OF THE FORWARD-LOOKING STATEMENTS THAT SUCH STATEMENTS, WHICH ARE CONTAINED IN THIS REPORT, REFLECT OUR CURRENT BELIEFS WITH RESPECT TO FUTURE EVENTS AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING, BUT NOT LIMITED TO, ECONOMIC, COMPETITIVE, REGULATORY, TECHNOLOGICAL, KEY EMPLOYEE, AND GENERAL BUSINESS FACTORS AFFECTING OUR OPERATIONS, MARKETS, GROWTH, SERVICES, PRODUCTS, LICENSES AND OTHER FACTORS DISCUSSED IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THAT THESE STATEMENTS ARE ONLY ESTIMATES OR PREDICTIONS. NO ASSURANCES CAN BE GIVEN REGARDING THE ACHIEVEMENT OF FUTURE RESULTS, AS ACTUAL RESULTS MAY DIFFER MATERIALLY AS A RESULT OF RISKS FACING OUR COMPANY, AND ACTUAL EVENTS MAY DIFFER FROM THE ASSUMPTIONS UNDERLYING THE STATEMENTS THAT HAVE BEEN MADE REGARDING ANTICIPATED EVENTS.

         THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS ASSUMPTIONS, RISKS AND UNCERTAINTIES THAT MAY CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY US IN THOSE STATEMENTS. SOME OF THESE RISKS ARE DESCRIBED IN "RISK FACTORS" IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE TRANSITION PERIOD FROM JUNE 30, 2005 TO DECEMBER 31, 2005.

         THESE RISK FACTORS SHOULD BE CONSIDERED IN CONNECTION WITH ANY SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS THAT WE OR PERSONS ACTING ON OUR BEHALF MAY ISSUE. ALL WRITTEN AND ORAL FORWARD LOOKING STATEMENTS MADE IN CONNECTION WITH THIS REPORT THAT ARE ATTRIBUTABLE TO OUR COMPANY OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS. GIVEN THESE UNCERTAINTIES, WE CAUTION INVESTORS NOT TO UNDULY RELY ON OUR FORWARD-LOOKING STATEMENTS. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVIEW OR CONFIRM ANALYSTS' EXPECTATIONS OR ESTIMATES OR TO RELEASE PUBLICLY ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. FURTHER, THE INFORMATION ABOUT OUR INTENTIONS CONTAINED IN THIS REPORT IS A STATEMENT OF OUR INTENTION AS OF THE DATE OF THIS REPORT AND IS BASED UPON, AMONG OTHER THINGS, THE EXISTING REGULATORY ENVIRONMENT, INDUSTRY CONDITIONS, MARKET CONDITIONS AND PRICES, THE ECONOMY IN GENERAL AND OUR ASSUMPTIONS AS OF SUCH DATE. WE MAY CHANGE OUR INTENTIONS, AT ANY TIME AND WITHOUT NOTICE, BASED UPON ANY CHANGES IN SUCH FACTORS, IN OUR ASSUMPTIONS OR OTHERWISE.

GENERAL

         During the period from March 31, 2005 to January 30, 2006, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities. On January 30, 2006, in exchange for a controlling interest in our publicly-held "shell" corporation, we acquired all of the issued and outstanding capital stock of Falcon Link Investment Limited ("Falcon Link"). This transaction is commonly referred to as a "reverse acquisition." For financial reporting purposes, Falcon Link was considered the acquirer in such transaction. As a result, our historical financial statements for all periods prior to January 30, 2006 included in this Report are those of Falcon Link.

         We are principally engaged in the meat and food processing business in The People's Republic of China (the "PRC"). Currently, we have five processing plants located in Henan Province in the PRC, with a total of seven production lines. Our current total production capacity for chilled pork and frozen pork is 345 metric tons per day, based on an 8-hour working day, or approximately 132,000 metric tons on an annual basis. We began construction of a third fully-dedicated case-ready plant in Zhongpin Industrial Park in fiscal 2005. This plant was put into production on February 23, 2006. On a daily 8-working-hour basis, an average of 2,000 pigs (approximately 145 metric tons) are butchered and processed at this location. We expect to increase the meat processing capacity at this plant by 60,000 metric tons on an annual basis. We also have production capacity for prepared meats of 40 metric tons per 8-hour day (or approximately 14,400 metric tons on an annual basis) and for fruits and vegetables of 35 metric tons per 8-hour day (or approximately 12,600 metric tons on an annual basis). We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

         On June 7, 2006, our subsidiary, Henan Zhongpin Food Share Co. Limited, formed a wholly-owned subsidiary, Zhumadian Zhongpin Food Limited, through which we plan to invest approximately $14 million to construct a new production facility in southern Henan Province that will be designed with a production capacity for chilled or frozen pork of 200 metric tons per 8-hour working day, or approximately 72,000 metric tons on an annual basis. We plan to put this new plant into production in the first quarter of fiscal 2007.

         Our products are sold under the "Zhongpin" and "Shengpin" brand names. Our customers include over 11 international or domestic fast food companies in the PRC, over 31 export-registered processing factories and over 1,360 school cafeterias, factory canteens, army posts and national departments. We also sell directly to approximately 2,300 retail outlets, including supermarkets, within the PRC.

         Since 2001, we have been one of the "leading agricultural industrial enterprises" in the PRC and are currently ranked sixth overall, in terms of revenue, in the national meat industry. During the past five years, our growth rate has exceeded 50% percent in terms of both revenues and net profits. We have established distribution networks in more than 24 provinces in the North, East, South and South Midland of the PRC, and also have formed strategic partnerships with leading supermarket chains and the catering industry in the PRC. In addition, we export products to the European Union, Southeast Asia and Russia.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate, on an on-going basis, our estimates for reasonableness as changes occur in our business environment. We base our estimates on experience, the use of independent third-party specialists, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Critical accounting policies are defined as those that are reflective of significant judgments, estimates and uncertainties, and potentially result in materially different results under different assumptions and conditions. Management believes the following are our critical accounting policies:

         ACCOUNTS RECEIVABLE. We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an allowance for doubtful accounts equivalent to those accounts that are not collected within one year plus 5% of receivables less than one year old. As of June 30, 2006, we were successful in collecting approximately $50 million, or approximately 66%, of doubtful accounts that were outstanding at December 31, 2005 for longer than one year. It is management's belief that the current bad debt allowance adequately reflects an appropriate estimate based on management's judgment.

         INVENTORY VALUATION. We value our pork inventories at the lower of cost, determined on a weighted average basis, or market price. When the carcasses are disassembled and transferred from primary processing to various manufacturing departments, we adjust the net realizable value for product specifications and further processing, which becomes the basis for calculating inventory values. In addition, substantially all inventory expenses, packaging and supplies are valued by the weighted average method.

         GOODWILL AND OTHER INTANGIBLES. Our identifiable intangible assets are amortized over their useful life, unless the useful life is determined to be indefinite. The useful life of an identifiable intangible asset is based on an analysis of several factors, including contractual, regulatory or legal obligations, demand, competition and industry trends. Goodwill and indefinite-lived intangible assets are not amortized, but are tested annually for impairment.

         Our goodwill impairment test is a two-step process. First, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is determined on the basis of discounted cash flow. If the carrying value exceeds fair value of the reporting unit, then a second step must be completed in order to determine the amount of goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. Annual impairment testing for indefinite-lived intangible assets compares the fair value and carrying value of the intangible. The fair value of indefinite-lived intangible assets is determined on the basis of discounted cash flows. If the carrying value exceeds fair value, the indefinite-lived intangible asset is considered impaired and an impairment charge is recorded for the difference. Intangible assts that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of long-lived assets.

         The assumptions used in the estimate of fair value are consistent with historical performance and the estimates and assumptions used in determining future profit plans for each reporting unit. We review product growth patterns, market share information, industry trends, changes in distribution channels and economic indicators in determining the estimates and assumptions used to develop cash flow and profit plan assumptions.

         INCOME TAXES. We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." We compute our provision for income taxes based on the statutory tax rates and tax planning opportunities available to us in the PRC. Significant judgment is required in evaluating our tax positions and determining our annual tax position.

RESULTS OF OPERATIONS

         In fiscal 2006, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last four years. As discussed above, we have completed the construction of a new, fresh-chilled and frozen meat processing facility in Zhongpin Industrial Park II and are expanding its capability in temperature-controlled, physical logistic systems. On January 30, 2006, we received gross proceeds of $27.6 million from the sale of our Series A convertible preferred stock and warrants. We expect to continue to expand our capital base, to scale up operations and to develop new markets, streamline supply chain management, invest in training and human resources development and accelerate revenue and profit growth.

         In fiscal 2006, we expect the results of the pork and pork products segment of our business to remain strong. We currently expect our raw material supply to be ample and we anticipate strong demand for pork products throughout fiscal 2006. We anticipate operating income will be slightly impacted in fiscal 2006 by higher energy costs. We also believe the prepared food and vegetables and fruits segment of our business will achieve accelerated growth. We anticipate increasing market share in the meat and meat products segment of our business in target markets in fiscal 2006.

         The following table sets forth, for the periods indicated, certain statement of operations data.

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE  30,                       JUNE 30,
                                                   ------------------------       -------------------------
                                                     2006            2005           2006             2005
                                                   --------        --------       --------         --------
                                                                (U.S. dollars in thousands)
     Revenues:
       Sales revenues........................      $ 31,777        $ 18,591       $ 62,271         $ 32,996
       Cost of sales.........................        27,053          15,574         52,967           27,383
                                                   --------        --------       --------         --------
            Gross profit.....................         4,724           3,017          9,304            5,613

     Operating expenses:
       General and administrative expenses...         1,023             277          1,922              500
       Operating expenses....................           716             327          1,520              693
                                                     ------         -------         ------          -------
            Total operating expenses.........         1,739             604          3,442            1,193
                                                   --------        --------       --------         --------

     Income from operations..................         2,985           2,413          5,862            4,420

     Other income (expense):
       Interest income.......................           150              40            245               89
       Other income..........................            24             (18)            36               (3)
       Allowance income......................         1,114               5          1,227               44
          Exchange gain (loss)...............             4             (31)            18              (42)
          Interest expense...................          (228)           (458)          (608)            (808)
                                                    --------        --------       --------         --------
             Total other income (expense)....         1,064            (462)           918             (721)
                                                    --------        --------       --------         --------

     Net income before taxes.................         4,009           1,951          6,780            3,700
       Provision for income taxes............           172             123            317              123
                                                   --------        --------       --------         --------

     Net income after taxes..................         3,877           1,828          6,463            3,577
       Minority interest in gain (loss)......             8               7             19               19
                                                   --------        --------       --------         --------
     Net income..............................         3,869           1,821          6,444            3,558
       Foreign currency translation adjustment
                                                        124               -            265                -
                                                   --------        --------       --------         --------
     Comprehensive income....................      $  3,993        $  1,821       $  6,709         $  3,558
                                                   ========        ========       ========         ========

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

         REVENUE. Total revenue increased by $13.19 million, or approximately 71%, for the three months ended June 30, 2006, from $18.59 million for the three months ended June 30, 2005 to $31.78 million for the three months ended June 30, 2006. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from the effects of the continued increase in the amount of branded stores sales and increased sales to restaurants and non-commercial customers. During the second quarter in 2006, 37 new "branded" retail stores were opened and we expanded our marketing and sales efforts to include six additional second-tier cities and 13 additional third-tier cities domestically.

         During the three months ended June 30, 2006, revenues from sales to branded stores increased to $15.6 million, which represented an increase of $6.7 million, or approximately 75%, as compared to the three months ended June 30, 2005. During the three months ended June 30, 2006, revenues from sales to food service distributors increased to $4.8 million, which represented an increase of $1.7 million, or approximately 55%, as compared to the three months ended June 30, 2005. During the three months ended June 30, 2006, revenues from sales to restaurants and non-commercial customers increased to $8.8 million, which represented an increase of $4.1 million, or approximately 87%, as compared to the three months ended June 30, 2005. During the three months ended June 30, 2006, revenues from export sales increased to $2.5 million, which represented an increase of $0.6 million, or approximately 32%.

         COST OF SALES. Cost of sales increased by $11.48 million, or approximately 74%, for the three months ended June 30, 2006, from $15.57 million for the three months ended June 30, 2005 to $27.05 million for the three months ended June 30, 2006. As a percentage of revenue, total cost of sales increased approximately 1% from approximately 84% for the three months ended June 30, 2005 to approximately 85% in the quarter ended June 30, 2006. The increase in cost of sales was primarily due to an increase in the cost of raw materials.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $0.74 million, or approximately 264%, for the three months ended June 30, 2006, from $0.28 million for the three months ended June 30, 2005 to $1.02 million for the three months ended June 30, 2006. As a percentage of revenues, general and administrative expenses increased from 1.49% for the three months ended June 30, 2005 to 3.22% for the three months ended June 30, 2006. The increase in general and administrative expenses was primarily the result of the overall expansion of our operations and the additional expenses we are now incurring as a publicly-traded company that is reporting under the U.S. federal securities laws. During the second quarter of 2006, we incurred $0.44 million of legal, accounting and consulting fees and other expenses relating primarily to our registration under the U.S. federal securities laws of certain outstanding shares for resale in the public markets and our periodic reporting obligations under the U.S. federal securities laws. In addition, during such period, our management compensation expense increased $0.14 million as compared to the comparable 2005 period primarily due to the addition of senior executives and technical experts to our management team.

         OPERATING EXPENSES. Operating expenses increased by $0.39 million, or approximately 119%, for the three months ended June 30, 2006, from $0.33 million for the three months ended June 30, 2005 to $0.72 million for the three months ended June 30, 2006. As a percentage of revenue, operating expenses increased from 1.76% for the three months ended June 30, 2005 to 2.25% for the three months ended June 30, 2006. The increase in operating expenses was primarily the result of increased transportation expenses of $0.32 million due to the increased price of gasoline and an increase of $0.11 million in compensation expenses within our sales department.

         INTEREST EXPENSE. Interest expense decreased by $0.23 million, or approximately 50%, during the three months ended June 30, 2006, from $0.46 million for the three months ended June 30, 2005 to $0.23 million for the three months ended June 30, 2006. The decrease in interest expense was primarily a result of having adequate cash flow from the equity private placement we consummated in the first quarter of 2006, which enabled us to pay back and reduce our higher-interest-bearing bank loans. During the three months ended June 30, 2006, our weighted average bank debt outstanding decreased by approximately $9.08 million, from $24.28 million for the three months ended June 30, 2005 to $15.20 million for the three months ended June 30, 2006. Our overall weighted average borrowing rate decreased from 7.56% in the second quarter of fiscal 2005 to 6.00% in the second quarter of fiscal 2006.

         INTEREST INCOME, ALLOWANCE INCOME, OTHER INCOME AND EXCHANGE GAIN
(LOSS). Interest income, allowances income, other income and exchange gain
(loss) increased by $1.30 million during the three months ended June 30, 2006, from an expense of $4,000 for the three months ended June 30, 2005 to $1.29 million for the three months ended June 30, 2006, primarily due to an increase of $1.11 million in allowance income and an increase of $0.12 million in interest income during the 2006 period. The cash grant in the amount of $2.23 million we received from the Chinese central government for the construction of a pork production line in Zhongpin Industrial Park II was recorded as a long-term liability in the fiscal 2005 period. When the construction was partly completed and the facility was placed into operation during the second quarter of 2006, the liability was reduced by $1.12 million, which was recorded as allowance income.

         INCOME TAXES. The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products. The increase of $0.05 million in the provision for income taxes for the three months ended June 30, 2006 over the three months ended June 30, 2005 resulted from an increase of $0.15 million in our income from the sale of prepared products for the three months ended June 30, 2006.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

         REVENUE. Total revenue increased by $29.27 million, or approximately 89%, for the six months ended June 30, 2006, from $33.00 million for the six months ended June 30, 2005 to $62.27 million for the six months ended June 30, 2006. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from the effects of the continued increase in the amount of branded stores sales and increased sales to restaurants and non-commercial customers. During the first six months of 2006, 197 new "branded" retail stores were opened and we expanded our marketing and sales efforts to include 15 additional second-tier cities and 63 additional third-tier cities domestically.

         During the six months ended June 30, 2006, revenues from sales to branded stores increased to $30.5 million, which represented an increase of $14.7 million, or approximately 93%, as compared to the six months ended June 30, 2005. During the six months ended June 30, 2006, revenues from sales to food service distributors increased to $9.8 million, which represented an increase of $4.3 million, or approximately 78%, as compared to the six months ended June 30, 2005. During the six months ended June 30, 2006, revenues from sales to restaurants and non-commercial customers increased to $16.5 million, which represented an increase of $8.2 million, or approximately 99%, as compared to the six months ended June 30, 2005. During the six months ended June 30, 2006, revenues from export sales increased to $5.5 million, which represented an increase of $2.1 million, or approximately 62%, as compared to the six months ended June 30, 2005.

         COST OF SALES. Cost of sales increased by $25.59 million, or approximately 93%, for the six months ended June 33, 2006, from $27.38 million for the six months ended June 30, 2005 to $52.97 million for the six months ended June 30, 2006. As a percentage of revenue, total cost of sales increased approximately 2% from approximately 83% for the six months ended June 30, 2005 to approximately 85% for the six months ended June 30, 2006. The increase in cost of sales was primarily due to an increase in raw material costs for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.42 million, or approximately 284%, for the six months ended June 30, 2006, from $0.50 million for the six months ended June 30, 2005 to $1.92 million for the six months ended June 30, 2006. As a percentage of revenues, general and administrative expenses increased from 1.52% for the six months ended June 30, 2005 to 3.09% for the six months ended June 30, 2006. As discussed above, the increase in general and administrative expenses was primarily the result of an increase of $0.64 million in legal and accounting fees and other expenses relating to our private placement of equity securities, our reverse acquisition of a controlling interest in a publicly-held "shell" company and our on-going public reporting obligations under the U.S. Federal securities laws. In addition, during the 2006 period, we incurred $0.52 million of additional management compensation expense due to the addition of senior executives and technical experts to our management team.

         OPERATING EXPENSES. Operating expenses increased by 0.83 million, or approximately 120%, for the six months ended June 30, 2006, from $0.69 million for the six months ended June 30, 2005 to $1.52 million for the six months ended June 30, 2006. As a percentage of revenue, operating expenses increased from 2.10% for the six months ended June 30, 2005 to 2.44% for the six months ended June 30, 2006. The increase in operating expenses was primarily the result of additional compensation expenses in the amount of $0.38 million we incurred in our sales department and additional transportation expenses in the amount of $0.36 million we incurred due to our increased sales, the expansion of our distribution network and the increased price of gasoline.

         INTEREST EXPENSE. Interest expense decreased by $0.20 million, or approximately 25%, during the six months ended June 30, 2006, from $0.81 million for the six months ended June 30, 2005 to $0.61 million for the six months ended June 30, 2006. At June 30, 2006, total bank debt had declined by approximately $0.79 million from the amount of bank debt that existed at December 31, 2005. The average debt outstanding was approximately $17.47 million for the six months ended June 30, 2006 and $22.10 million for the six months ended June 30, 2005. Our overall weighted average borrowing rate decreased from 7.32% in the six months ended June 30, 2005 to 6.96% in the six months ended June 30, 2006.

         INTEREST INCOME, ALLOWANCE INCOME, OTHER INCOME AND EXCHANGE GAIN
(LOSS). Interest income, allowances income, other income and exchange gain
(loss) increased by $1.44 million, or approximately 1,539%, for the six months ended June 30, 2006, from $0.09 million for the six months ended June 30, 2005 to $1.53 million for the six months ended June 30, 2006. The increase was primarily the result of an increase of $1.18 million in allowance income and an increase of $0.16 million in interest income. In addition, as discussed above, $1.12 million of the $2.23 million cash grant we received from the Chinese central government for the construction of an additional pork production line was recharacterized from a long-term liability to allowance income when the production line was partially completed and placed into operation during the second quarter of 2006.

         INCOME TAXES. The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products including raw meat products and raw fruits and vegetable products. The increase of $0.19 million in the provision for income taxes for the six months ended June 30, 2006 over the six months ended June 30, 2005 resulted from an increase of $0.59 million in our income from the sale of prepared products during the 2006 period.

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

         The following tables set forth our revenues, sales in metric tons, operating income and production processed in metric tons by segment for the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, and the percentage increases for each segment between fiscal periods. The data for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year, for any other interim period or for any future year.

                                                                    SALES BY SEGMENT
                                                                (U.S. DOLLARS IN MILLIONS)

                                          THREE MONTHS        THREE MONTHS                           PERCENTAGE
                                             ENDED                ENDED            NET CHANGE          CHANGE
                                         JUNE 30, 2006        JUNE 30, 2005         2006/2005         2006/2005
                                         -------------        -------------        ----------        ----------
Pork and Pork Products...........          $ 30.30                $ 18.09           $ 12.21               67%
Vegetables and Fruits............             1.48                   0.50              0.98              196%
                                           -------                -------           -------
         Total...................          $ 31.78                $ 18.59           $ 13.19               71%
                                           =======                =======           =======


                                                                    SALES BY SEGMENT
                                                                (U.S. DOLLARS IN MILLIONS)

                                           SIX MONTHS           SIX MONTHS                           PERCENTAGE
                                             ENDED                ENDED            NET CHANGE          CHANGE
                                         JUNE 30, 2006        JUNE 30, 2005         2006/2005         2006/2005
                                         -------------        -------------        ----------        ----------
Pork and Pork Products...........          $ 60.07                $ 32.36           $ 27.71               86%
Vegetables and Fruits............             2.20                   0.64              1.56              244%
                                           -------                -------           -------
         Total...................          $ 62.27                $ 33.00           $ 29.27               89%
                                           =======                =======           =======

                                                                     SALES BY SEGMENT
                                                                     (IN METRIC TONS)

                                          THREE MONTHS        THREE MONTHS                           PERCENTAGE
                                             ENDED                ENDED            NET CHANGE          CHANGE
                                         JUNE 30, 2006        JUNE 30, 2005         2006/2005         2006/2005
                                         -------------        -------------        ----------        ----------
Pork and Pork Products...........           25,767                16,687               9,080             54%
Vegetables and Fruits............            1,450                   552                 898            163%
                                            ------                ------
         Total...................           27,217                17,239
                                            ======                ======


                                                                     SALES BY SEGMENT
                                                                     (IN METRIC TONS)

                                           SIX MONTHS           SIX MONTHS                           PERCENTAGE
                                             ENDED                ENDED            NET CHANGE          CHANGE
                                         JUNE 30, 2006        JUNE 30, 2005         2006/2005         2006/2005
                                         -------------        -------------        ----------        ----------
Pork and Pork Products...........            52,184               30,645              21,539              70%
Vegetables and Fruits............             2,471                  857               1,614             188%
                                             ------               ------
         Total...................            54,655               31,502
                                             ======               ======


                                                          OPERATING INCOME BY SEGMENT
                                                           (U.S. DOLLARS IN MILLIONS)

                                                                                    OPERATING          OPERATING
                                                                                      MARGIN            MARGIN
                                  THREE MONTHS     THREE MONTHS        NET         THREE MONTHS      THREE MONTHS
                                     ENDED             ENDED          CHANGE          ENDED              ENDED
                                 JUNE 30, 2006     JUNE 30, 2005    2006/2005     JUNE 30, 2006      JUNE 30, 2005
                                 -------------     -------------    ---------     -------------      -------------
Pork and Pork Products.......       $ 2.81             $ 2.37         $ 0.44          9.27%             13.10%
Vegetables and Fruits........         0.18               0.04           0.14         12.16%              8.00%
                                    ------             ------         ------
         Total...............       $ 2.99             $ 2.41         $ 0.58          9.41%             12.96%
                                    ======             ======         ======


                                                          OPERATING INCOME BY SEGMENT
                                                           (U.S. DOLLARS IN MILLIONS)

                                                                                   OPERATING          OPERATING
                                                                                     MARGIN            MARGIN
                                 SIX MONTHS        SIX MONTHS         NET          SIX MONTHS        SIX MONTHS
                                    ENDED            ENDED          CHANGE            ENDED             ENDED
                                JUNE 30, 2005     JUNE 30, 2005    2006/2005     JUNE 30, 2006      JUNE 30, 2005
                                -------------     -------------    ---------     -------------      -------------
Pork and Pork Products.......       $ 5.61             $ 4.37         $ 1.24          9.34%             13.50%
Vegetables and Fruits........         0.25               0.05           0.20         11.36%              7.81%
                                    ------             ------         ------
         Total...............       $ 5.86             $ 4.42         $ 1.44          9.41%             13.39%
                                    ======             ======         ======

                                                             PRODUCTION PROCESSED BY SEGMENT
                                                                     (IN METRIC TONS)

                                          THREE MONTHS        THREE MONTHS                           PERCENTAGE
                                             ENDED                ENDED            NET CHANGE          CHANGE
                                         JUNE 30, 2006        JUNE 30, 2005         2006/2005         2006/2005
                                         -------------        -------------        ----------        ----------
Pork and Pork Products...........            27,049                16,822            10,227               61%
Vegetables and Fruits............             1,135                   485               650              134%
                                             ------                ------
         Total...................            28,184                17,307
                                             ======                ======


                                                             PRODUCTION PROCESSED BY SEGMENT
                                                                     (IN METRIC TONS)

                                           SIX MONTHS           SIX MONTHS                           PERCENTAGE
                                             ENDED                ENDED            NET CHANGE          CHANGE
                                         JUNE 30, 2006        JUNE 30, 2005         2006/2005         2006/2005
                                         -------------        -------------        ----------        ----------
Pork and Pork Products...........            55,036                30,775            24,261               79%
Vegetables and Fruits............             2,872                   737             2,135              290%
                                             ------                ------
         Total...................            57,908                31,512
                                             ======                ======

ADDITIONAL OPERATING DATA

         In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

         The following table sets forth our revenues by sales channel for the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005.

                                                           SALES BY DISTRIBUTION CHANNEL
                                                             (U.S. DOLLARS IN MILLIONS)

                                        THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED  JUNE 30,
                                --------------------------------------------  ------------------------------------------
   DISTRIBUTION CHANNEL                  2006                   2005                 2006                   2005
   --------------------         ----------------------  --------------------  -------------------  ---------------------
                                  Amount     Percent     Amount     Percent    Amount    Percent     Amount     Percent
                                  ------     -------     ------     -------    ------    -------     ------     -------
Branded stores...............     $ 15.6        49.2%    $  8.9       48.0%    $ 30.5     48.9%      $ 15.8       48.0%
Food services distributors...        4.8        15.2        3.1       16.8        9.8     15.7          5.5       16.8
Restaurants and non-
   commercial................        8.8        27.6        4.7       25.0       16.5     26.6          8.3       25.0
Export.......................        2.5         8.0        1.9       10.2        5.5      8.8          3.4       10.2
                                  ------       -----     ------      -----     ------    -----       ------      -----
     Total...................     $ 31.7       100.0%    $ 18.6      100.0%    $ 62.3    100.0%      $ 33.0      100.0%
                                  ======       =====     ======      =====     ======    =====       ======      =====

         The following table sets forth information with respect to the average number of products offered by our company, the average number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products for each of the three years ended December 31, 2003, 2004 and 2005 and the three- and six-month periods ended June 30, 2006.


                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------     THREE MONTHS ENDED    SIX MONTHS ENDED
                                           2003        2004         2005        JUNE 30, 2006         JUNE 30, 2006
                                           ----        ----         ----      ------------------    ----------------
No. of products.....................       107           125         168              189                  196
No. of retail stores................       712           978        2,100           2,260                2,297
Expansion of Market Coverage
   No. of Provinces.................        21            23          24               24                   24
   No. of first-tier cities.........        21            23          24               24                   24
   No. of second-tier cities........        32            36          49               58                   64
   No. of third-tier cities.........        85           109         142              192                  205

LIQUIDITY AND CAPITAL RESOURCES

         We financed our operations over the six months ended June 30, 2006 primarily through cash from an equity financing and borrowings under our lines of credit with various lending banks in the PRC. In January 2006, we completed a private placement of our Series A convertible preferred stock and common stock purchase warrants and received net proceeds of approximately $23.11 million. At June 30, 2006, we had cash and cash equivalents of $14.52 million, an increase of approximately $4.38 million and $1.07 million compared to the balances of cash and cash equivalents at December 31, 2005 and June 30, 2005, respectively.

         Net cash provided by (used in) operating activities was ($3.74) million in the six months ended June 30, 2006. Net cash provided by operating activities in the six months ended June 30, 2006 consisted primarily of net profit of $6.44 million due to increased revenue. Net cash used in operating activities for the six months ended June 30, 2006 was primarily attributable to an increase of $4.10 million in accounts receivable, which consisted of an increase of $5.54 million in accounts receivable due to increased sales and a reduction of $1.43 million in other accounts receivable, and an increase of $4.01 million in inventory due to increased sales. During the first half of 2006, management focused on reducing the average age of our accounts receivable and increasing the rate at which we turn our inventory. Our average accounts receivable turnover decreased from approximately 45 days during the six months ended June 30, 2005 to approximately 36 days during the six months ended June 30, 2006. In addition, our average inventory turnover rate decreased from approximately 23 days during the 2005 period to approximately 14 days during the 2006 period.

         Net cash used in investing activities was $8.44 million in the six months ended June 30, 2006. In the six months ended June 30, 2006, construction in progress in the amount of $8.12 million for the construction of Zhongpin Industrial Park II was completed and transferred to fixed assets. During the six months ended June 30, 2006, we expended $4.67 million for the purchase of fixed assets. In addition, we expended $3.78 million for an investment in land use rights during the first six months of 2006.

         Net cash provided by financing activities was $16.28 million in the six months ended June 30, 2006. In the six months ended June 30, 2006, cash provided by financing activities included net proceeds from the issuance of Series A convertible preferred stock and common stock purchase warrants of $23.11 million, and the net cash used in financing activities included the repayment of short-term indebtedness in the aggregate amount of $6.05 million and the repayment of bank overdrafts of $0.62 million.

         At June 30, 2006, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $12.94 million with an average interest rate per annum of 6.96%, and lines of credit with aggregate credit availability of $78.63 million, as follows:

                                                     MAXIMUM
                                                     CREDIT           AMOUNT         INTEREST
BANK                                              AVAILABILITY       BORROWED          RATE        MATURITY DATE
----                                              ------------       --------          ----        -------------

Agriculture Bank of China....................    $ 18,722,000      $    750,413         6.70%         8/1/2006
                                                                        800,440         3.00         9/29/2006
                                                                      1,138,126         6.70        12/11/2006
                                                                        187,603         6.70        12/29/2006
                                                                        500,275         6.70        12/30/2006
                                                                        787,933         7.02         4/27/2007

Industrial and Commercial Bank of China......       6,241,000         1,876,032         5.85%        3/30/2007
                                                                      1,250,688         6.14         4/30/2007
                                                                      1,876,032         5.85         5/24/2007

                                                                              -

Bank of China................................       7,489,000           625,344         6.70%        7/15/2006

China Construction Bank......................      11,233,000           625,344         6.42%       12/22/2006
                                                                        625,344         6.42        12/23/2006
                                                                        625,344         6.42         1/16/2007

Agriculture Development Bank of China........      14,978,000                 -

Shanghai Pudong Development Bank of China....       3,744,000                 -

CITIC Industrial Bank........................       6,241,000                 -

Commercial Bank of China.....................       6,241,000                 -

Guangdong Development Bank...................       3,744,000         1,250,688         6.14%        9/16/2006

City Finance -short-term.....................               -            25,013         0.00%         4/1/2007
                                                 ------------      ------------

                  Total......................    $ 78,633,000      $ 12,944,619
                                                 ============      ============

Canadian Government Transfer Loan............                         1,853,275            *         5/15/2043
City Finance.................................                           253,890         0.00%        None

---------------

* 58% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free. All repayments are applied first to the interest-bearing portion of this loan.

         Of our outstanding short-term indebtedness at June 30, 2006, $3.24 million aggregate principal amount of loans was secured by our land and production facilities located in the PRC.

         We believe our existing cash and cash equivalents and our available lines of credit, which totaled approximately $78.63 million at June 30, 2006, will be sufficient to finance our operating requirements and anticipated capital expenditures of approximately $13.09 million over the next 12 months.

CONTRACTUAL COMMITMENTS

         The following table summarizes our contractual obligations at June 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

                                                                 PAYMENTS DUE BY PERIOD
                                                               (U.S. DOLLARS IN THOUSANDS)

                                                            LESS THAN                                  MORE THAN
CONTRACTUAL OBLIGATIONS                        TOTAL         1 YEAR       1-3 YEARS     3-5 YEARS       5 YEARS
-----------------------                        -----         ------       ---------     ---------       -------
Long-Term Debt Obligations...............    $ 2,254          $ 219         $ 292         $ 292         $ 1,451
Capital Lease Obligations................          -              -             -             -               -
Operating Lease Obligations..............          -              -             -             -               -
Purchase Obligations.....................          -              -             -             -               -
Other Obligations........................          -              -             -             -               -
                                             -------          -----         -----         -----         -------
         Total...........................    $ 2,254          $ 219         $ 292         $ 292         $ 1,451
                                             =======          =====         =====         =====         =======

INFLATION AND SEASONALITY

         While demand for our products, in general, is relatively high before the Chinese New Year in January or February each year and lower thereafter, we do not believe our operations have been materially affected by inflation or seasonality.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         MARKET RISK. We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

         CURRENCY FLUCTUATIONS AND FOREIGN CURRENCY RISK. Substantially all of our operations are conducted in the PRC, with the exception of our export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Chinese Renminbi, which is the official currency of the PRC. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

         Substantially all of our revenues and expenses are denominated in Renminbi. However, we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there can be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

         INTEREST RATE RISK. We do not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates.

         CREDIT RISK. We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers.

ITEM 4.    CONTROLS AND PROCEDURES

           DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

           INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                  ZHONGPIN INC.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         None.

ITEM 1A.   RISK FACTORS

         During the three months ended June 30, 2006, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, as amended, for the transition period from June 30, 2005 to December 31, 2005.

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

                                  ZHONGPIN INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                              ZHONGPIN INC.
                                                   (Company)

                                              Date:  August 10, 2006



                                              By:  /s/ Xianfu Zhu
                                                  ------------------------------
                                                  Xianfu Zhu
                                                  Chief Executive Officer



                                              By:  /s/ Yuanmei Ma
                                                  ------------------------------
                                                  Yuanmei Ma
                                                  Chief Financial Officer

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