Form 10QSB/A
period 2005-12-31
ZHONGPIN INC.
filed 2006-09-14
CIK 1277092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                           to
                                 -----------------------------------------------

  Commission File Number:      333-112111
                            ----------------------------------------------------


                                  Zhongpin Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Delaware                                            54-2100419
--------------------------------------------------------------------------------
  (State or other jurisdiction )            (I.R.S. Employer Identification No.)
  of incorporation or organization


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

     Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer _X_

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

     As of September 1, 2006, 11,752,568 shares of the registrant's common stock, and 6,900,000 shares of the registrant's Series A preferred stock, each such share convertible into one share of the registrant's common stock, were outstanding.

                                EXPLANATORY NOTE


         In this Amendment No. 1 to the Quarterly Report on Form 10-QSB, we will refer to Zhongpin Inc., a Delaware corporation, as "our company," "we," "us," and "our."

         We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2005 in response to comments made by the staff of the Securities and Exchange Commission in connection with its review of our registration statement on Form S-1, Amendment No. 2, filed with the Securities and Exchange Commission on July 7, 2006, to correct Part I,
Item 3. Controls and Procedures to specify the officer making the conclusion and to revise the conclusion regarding the effectiveness of our disclosure controls and procedures to remove the qualifying language.

         Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment No. 1 presents new certifications pursuant to Rule 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) under the Exchange Act. Except as described above, no substantive change has been made to the Quarterly Report as originally filed. This Amendment No. 1 does not reflect events occurring after the filing of the Quarterly Report as originally filed or modify or update those disclosures affected by subsequent events.

                                  ZHONGPIN INC.

                                  FORM 10-QSB/A

                                      INDEX


PART I     FINANCIAL INFORMATION

           Item 3.    Controls and Procedures.............................     1


PART II    OTHER INFORMATION

           Item 6.    Exhibits............................................     1

                      Signatures..........................................     2

                      Exhibit Index.......................................     3

                          PART I--FINANCIAL INFORMATION

ITEM 3.  CONTROLS AND PROCEDURES.

        DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation our chief executive officer/chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer/chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

        INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS.

         The exhibits required by this item are set forth on the Exhibit Index attached hereto.

                                  ZHONGPIN INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ZHONGPIN INC.
                                             (Company)



               Dated:  September 14, 2006    By: /s/ Xianfu Zhu
                                                 -------------------------------
                                                 Xianfu Zhu
                                                 Chief Executive Officer



               Dated: September 14, 2006     By: /s/ Yuanmei Ma
                                                 -------------------------------
                                                 Yuanmei Ma
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                  EXHIBIT TITLE
-------         ----------------------------------------------------------------

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