Form 10-Q/A
period 2006-03-31
ZHONGPIN INC.
filed 2006-09-18
CIK 1277092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                      ------------------------------------------

Commission File Number :             333-112111
                                   ---------------------------------------------


                                  Zhongpin Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                  54-2100419
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)



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

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer _X_

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES___ NO _X_

     As of September 13, 11,752,568 shares of the registrant's common stock, and 6,900,000 shares of the registrant's Series A preferred stock, each such share convertible into one share of the registrant's common stock, were outstanding.

                                EXPLANATORY NOTE

     In this Amendment No. 1 to the Quarterly Report on Form 10-Q, we will refer to Zhongpin Inc., a Delaware corporation, as "our company," "we," "us," and "our."

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 in response to comments made by the staff of the Securities and Exchange Commission in connection with its review of our registration statement on Form S-1, Amendment No. 2, filed with the Securities and Exchange Commission on July 7, 2006, to correct Part I, Item 1. Notes to Consolidated Financial Statements to add additional footnote disclosure required by GAAP.

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

                                  ZHONGPIN INC.

                                    FORM 10-Q

                                      INDEX

PART I     FINANCIAL INFORMATION            PAGE
           Item 1.    Unaudited Financial Statements:

                      Consolidated Balance Sheets as of March 31, 2006 (unaudited)
                           and December 31, 2005........................................................    4

                      Consolidated Statements of Operations and Comprehensive Income
                           (unaudited) for the three months ended March 31, 2006 and 2005...............    5

                      Consolidated Statement of Changes in Stockholders' Equity for the
                           three months ended March 31, 2006 (unaudited)................................    6

                      Consolidated Statements of Cash Flows (unaudited) for the three months
                           ended March 31, 2006 and 2005................................................    7

                      Notes to Consolidated Financial Statements (unaudited)............................    8

           Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations....................................................   19

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk........................   23

           Item 4.    Controls and Procedures...........................................................   24

PART II    OTHER INFORMATION

           Item 6.    Exhibits..........................................................................   27

SIGNATURES..............................................................................................   27

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

                                  ZHONGPIN INC.
                           CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN U.S. DOLLARS)

                                                                              March 31,      December 31,
                                                                            ------------     ------------
                                                                                2006            2005
                                                                            ------------     ------------
                               ASSETS                                        (unaudited)
Current assets
  Cash and cash equivalents                                                 $ 17,885,950     $ 10,142,394
  Accounts receivable and other receivables, net of allowance
  of $471,816                                                                 15,181,701       10,002,918
  Purchase deposits                                                              142,279          220,836
  Prepaid expenses and deferred charges                                           94,365           99,009
  Inventories, net of allowance of $20,305                                     4,712,066        2,347,312
  Tax refund receivable                                                          151,329          644,232
                                                                            ------------     ------------
Total current assets                                                          38,167,690       23,456,701

Property, plant and equipment (net)                                           10,277,015       10,212,848

Related party receivables                                                        269,427          267,658
Other receivables                                                                653,232          632,063
Construction constracts                                                       20,657,103       16,931,178
Intangible assets                                                              1,754,697        1,753,124
                                                                            ------------     ------------

Total assets                                                                $ 71,779,164     $ 53,253,572
                                                                            ============     ============

                       LIABILITIES AND EQUITY

Current liabilities
  Bank overdraft                                                            $          -     $    619,579
  Accounts payable and other payables                                          7,160,488       10,278,464
  Accrued liabilities                                                            116,018          759,420
  Short-term loans payable                                                    15,093,781       18,995,853
  Taxes payable                                                                2,174,462        2,055,925
  Deposits from clients                                                          849,034          769,398
  Research and development grants payable                                      2,451,261        2,436,804
  Long-term loans payable - current portion                                      146,657          145,671
  Payroll payable                                                                211,526                -
  Welfare payable                                                                544,720                -
                                                                            ------------     ------------
Total current liabilities                                                     28,747,947       36,061,114

Long-term loans payable                                                        2,265,670        2,264,448
                                                                            ------------     ------------
Total liabilities                                                             31,013,617       38,325,562

Minority interest                                                                422,462          411,742

Equity
  Preferred Stock: par value $0.001; 10,000,000
  authorized; 6,900,000 shares issues and outstanding                              6,900                -

  Common Stock: par value $0.001; 25,000,000
  authorized; 11,752,578 shares issued and outstanding                            11,753           11,753
  Additional paid in capital                                                  25,206,736        2,102,933
  Retained earnings                                                           14,672,798       12,097,834
  Accumulated other comprehensive income                                         444,898          303,748
                                                                            ------------     ------------
Total equity                                                                  40,343,085       14,516,268
                                                                            ------------     ------------

Total liabilities and equity                                                $ 71,779,164     $ 53,253,572
                                                                            ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZHONGPIN INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (AMOUNTS IN U.S. DOLLARS) (UNAUDITED)

                                                  Three months ended       Three months ended
                                                       March 31,                March 31,
                                                          2006                     2005
                                                  ------------------       ------------------
Revenues
  Sales revenues                                     $ 30,493,507             $ 14,405,129
  Cost of sales                                        25,914,155               11,808,779
                                                     ------------             ------------
    Gross profit                                        4,579,352                2,596,350

Operating expenses
  General and administrative expenses                     899,024                  223,649
  Operating expenses                                      804,146                  365,359
                                                     ------------             ------------
    Total operating expenses                            1,703,170                  589,008
                                                     ------------             ------------

Income from operations                                  2,876,182                2,007,342

Other income (expense)
  Interest income                                          95,690                   48,905
  Other income (expense)                                   12,392                   14,674
  Allowances income                                       113,184                   38,647
  Exchange gain (loss)                                     13,709                  (11,173)
  Interest expense                                       (380,228)                (349,750)
                                                     ------------             ------------
    Total other income (expense)                         (145,253)                (258,697)
                                                     ------------             ------------

Net income before taxes                                 2,730,929                1,748,645
Provision for income taxes                                145,245                        -
                                                     ------------             ------------

Net income after taxes                                  2,585,684                1,748,645
Minority interest in gain                                  10,720                   12,254
                                                     ------------             ------------

Net income                                           $  2,574,964             $  1,736,391
                                                     ============             ============

Foreign currency translation adjustment                   141,150                        -
                                                     ------------             ------------
Comprehensive income                                 $  2,716,114             $  1,736,391
                                                     ============             ============

Basic earnings per common share                            $ 0.16                   $ 0.15
Diluted earnings per common share                          $ 0.13                   $ 0.15
Basic weighted average shares outstanding              11,752,578               11,752,578
Diluted weighted average shares outstanding            19,342,578               11,752,578

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZHONGPIN INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (AMOUNTS IN U.S. DOLLARS) (UNAUDITED)



                                                        Preferred Stock                 Common Stock
                                                     Shares       Par Value        Shares         Par Value
                                                  ------------   ------------   ------------    ------------
Balance at January 1, 2003                                   -   $          -              1    $  1,816,425
Net income for the year                                      -              -              -               -
Dividends paid                                               -              -              -               -
                                                  ------------   ------------   ------------    ------------
Balance December 31, 2003                                    -              -              1       1,816,425
Net income for the year                                      -              -              -               -
                                                  ------------   ------------   ------------    ------------
Balance December 31, 2004                                    -              -              1       1,816,425
Merger on May 20                                             -              -              -         115,942
Recapitalization on Sept. 15                                 -              -          9,999      (1,922,367)
Net income for the year                                      -              -              -               -
Foreign currency translation adjustment                      -              -              -               -
                                                  ------------   ------------   ------------    ------------
Balance December 31, 2005                                    -              -         10,000          10,000
Items applied retroactively:
Recapitalization on January 30, 2006                         -              -    415,432,354         405,442
Reverse stock split on February 16, 2006
  (1:35.349)                                                 -              -   (403,689,776)       (403,689)
                                                  ------------   ------------   ------------    ------------
Restated December 31, 2005                                   -              -     11,752,578          11,753
                                                  ============   ------------   ============    ============
Increase in Preferred Stock on January 30, 2006      6,900,000          6,900              -               -
Net Income for the period                                    -              -              -               -
Increase in additional paid in capital -
  January 31, 2006                                           -              -              -               -
Foreign currency translation adjustment                      -              -              -               -
                                                  ------------   ------------   ------------    ------------
Balance March 31, 2006                               6,900,000   $      6,900     11,752,578    $     11,753
                                                  ============   ============   ============    ============

                                                                                Accumulated
                                                   Additional                       Other
                                                    Paid In        Retained     Comprehensive
                                                    Capital        Earnings         Income          Total
                                                  ------------   ------------    ------------   ------------
Balance at January 1, 2003                        $    182,319   $  1,935,634    $          -   $  3,934,378
Net income for the year                                      -      1,536,272               -      1,536,272
Dividends paid                                               -        (56,392)              -        (56,392)
                                                  ------------   ------------    ------------   ------------
Balance December 31, 2003                              182,319      3,415,514               -      5,414,258
Net income for the year                                      -      2,768,473               -      2,768,473
                                                  ------------   ------------    ------------   ------------
Balance December 31, 2004                              182,319      6,183,987               -      8,182,731
Merger on May 20                                             -              -               -        115,942
Recapitalization on Sept. 15                         1,922,367              -               -              -
Net income for the year                                      -      5,913,847               -      5,913,847
Foreign currency translation adjustment                      -              -         303,748        303,748
                                                  ------------   ------------    ------------   ------------
Balance December 31, 2005                            2,104,686     12,097,834         303,748     14,516,268
Items applied retroactively:
Recapitalization on January 30, 2006                  (405,442)             -               -              -
Reverse stock split on February 16, 2006
  (1:35.349)                                           403,689              -               -              -
                                                  ------------   ------------    ------------   ------------
Restated December 31, 2005                           2,102,933     12,097,834         303,748     14,516,268
                                                  ============   ============    ============   ============
Increase in Preferred Stock on January 30, 2006              -              -               -          6,900
Net Income for the period                                    -      2,574,964               -      2,574,964
Increase in additional paid in capital -
  January 31, 2006                                  23,103,803              -               -     23,103,803
Foreign currency translation adjustment                      -              -         141,150        141,150
                                                  ------------   ------------    ------------   ------------
Balance March 31, 2006                            $ 25,206,736   $ 14,672,798    $    444,898   $ 40,343,085
                                                  ============   ============    ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZHONGPIN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (AMOUNTS IN U.S. DOLLARS) (UNAUDITED)

                                                                                Three months ended     Three months ended
                                                                                  March 31, 2006         March 31, 2005
Cash flows from operating activities:
    Net income                                                                     $  2,574,964           $  1,736,391
    Adjustments to reconcile net income to
      net cash provided by (used in) operations:
      Minority interest                                                                  10,720                 12,254
      Depreciation                                                                      145,734                142,562
      Amortization                                                                       10,017                  9,363
      Changes in operating assets and liabilities:
        Accounts receivable and other receivables                                    (5,180,997)            (1,676,904)
        Purchase deposits                                                                78,557                (22,872)
        Prepaid expense and deferred charges                                              4,645               (104,612)
        Inventories                                                                  (2,364,754)                (4,577)
        Tax refunds receivable                                                          492,903                      -
        Accounts payable and accrued liabilities                                      1,084,766                450,322
        Taxes payable                                                                   118,537                180,057
        Deposits from clients                                                            79,636                258,393
                                                                                   ------------           ------------
    Net cash provided by operating activities                                        (2,945,272)               980,377

Cash flows from investing activities:
    Construction contracts                                                           (3,725,926)                21,183
    Additions to fixed assets                                                          (236,210)              (337,974)
                                                                                   ------------           ------------
        Net cash used in investing activities                                        (3,962,136)              (316,791)
                                                                                   ------------           ------------
Cash flows from financing activities:
    Repayment of bank overdraft                                                        (619,579)                     -
    Proceeds from short-term loans                                                            -              3,164,632
    Repayment of short-term loans                                                    (7,976,527)                     -
    Proceeds from preferred stock, net of costs of issuance of $4,489,297            23,110,703                      -
    Payments of dividends                                                                     -                      -
                                                                                   ------------           ------------
        Net cash provided by financing activities                                    14,514,597              3,164,632
                                                                                   ------------           ------------
    Effect of rate changes on cash                                                      136,367                      -
    Increase in cash and cash equivalents                                             7,743,556              3,828,218
    Cash and cash equivalents, beginning of period                                   10,142,394              5,204,637
                                                                                   ------------           ------------
    Cash and cash equivalents, end of period                                       $ 17,885,950           $  9,032,855
                                                                                   ============           ============
Supplemental disclosures of cash flow information:
    Cash paid for interest                                                         $    352,002           $    349,750
                                                                                   ============           ============
    Cash paid for income taxes                                                     $    186,567           $          -
                                                                                   ============           ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZHONGPIN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2005.


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

Falcon was incorporated in the Territory of the British Virgin Islands ("BVI") on July 21, 2005 as a holding company for the purpose of owning all of the equity interests of Henan Zhongpin Food Co., Ltd. ("HZFC"), a People's Republic of China ("PRC") company. Falcon acquired 100% ownership of HZFC by paying 20,940,000 RMB ($2,528,986) to the holders of HZFC, who where also the holders of Falcon. The transaction was accounted for as a transfer of entities under common control, wherein HZFC is the continuing entity. The historical financial statements of Falcon are essentially those of HZFC and are shown as if the transfer had taken place at the beginning of the first period presented.

HZFC was established in the PRC on May 20, 2005 for the sole purpose of holding Henan Zhongpin Food Share Company Limited ("Food Share") and its subsidiaries. The owners of Food Share formed HZFC by investing 16,000,000 Renminbi ("RMB") ($1,932,367). HZFC acquired Food Share by paying 15,040,000 RMB ($1,816,425) to the holders of Food Share, who were also the holders of HZFC, in exchange for 100% ownership of Food Share. The transaction was accounted for as a transfer of entities under common control, wherein Food Share is the continuing entity with an increase in registered capital of 960,000 RMB ($115,942). The historical financial statements of HZFC are essentially those of Food Share shown with an increase in capital as if the transfer had taken place at the beginning of the first period presented.

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

Details of Food Share's subsidiaries are as follows:

                                                      DOMICILE AND DATE            REGISTERED          PERCENTAGE
NAME                                                  OF INCORPORATION             CAPITAL             OF OWNERSHIP
--------------------------------------------------------------------------------------------------------------------------
Henan Zhongpin Industrial Company                     The PRC  Jan. 17,            18,000,000 RMB
Limited                                               2002                         $2,173,913                      88.00%

                                                                                   5,060,000 RMB
Henan Zhongpin Import and Export Trading Company      The PRC Aug. 11, 2004        $611,111                        88.93%


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Zhongpin Inc. (formerly Strong Technical, Inc.), Falcon Link Investment Limited, Henan Zhongpin Food Co., Ltd., Henan Zhongpin Food Share Company Limited, Henan Zhongpin Industrial Company Limited and Henan Zhongpin Import and Export

                                  ZHONGPIN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

MINORITY INTEREST IN SUBSIDIARIES

The Company records minority interest expense, which reflects the minority shareholders' portion of the earnings of Henan Zhongpin Industrial Company Limited and Henan Zhongpin Import and Export Trading Company. During 2005, Henan Zhongpin Industrial Company Limited increased its registered capital from 5,000,000 RMB ($603,864) to 18,000,000 RMB ($2,173,913), which required the minority holders to increase their investment by 1,560,000 RMB ($188,406), effectively increasing the minority interest shown on the Company's balance sheet by $188,406.

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

                                  ZHONGPIN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                  ZHONGPIN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

EARNINGS PER SHARE

Basic earnings per common share ("EPS") are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Series A Preferred stock is a participating security. Consequently, the two-class method of income allocation is used in determining net income available to common shareholders. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

                                                     Q1 - 2006       Q1 - 2005
                                                   ------------     -----------

NUMERATOR FOR BASIC AND DILUTED EPS
  Net income (numerator for Diluted EPS)           $  2,574,964     $ 1,736,391
  Net income allocated to preferred stock              (724,340)              -
                                                   ------------     -----------
  Net income to common stockholders (Basic)        $  1,850,624     $ 1,736,391
                                                   ============     ===========

DENOMINATORS FOR BASIC AND DILUTED EPS
  Common stock outstanding after
    recapitalization and
    1:35.349 reverse stock split                     11,752,578      11,752,578
                                                   ------------     -----------
DENOMINATOR FOR BASIC EPS                            11,752,578      11,752,578
                                                   ============     ===========
  Add: Weighted average preferred
    as if converted                                   4,600,000               -
  Add: Weighted average stock
    warrants outstanding                              2,990,000               -
                                                   ------------     -----------
DENOMINATOR FOR DILUTED EPS                          19,342,578      11,752,578
                                                   ============     ===========

EPS - Basic                                        $       0.16     $      0.15
                                                   ------------     -----------
EPS - Diluted                                      $       0.13     $      0.15
                                                   ------------     -----------

                                  ZHONGPIN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SHIPPING AND HANDLING COSTS

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. Handling costs are included in cost of sales, while direct shipping costs of $228,000 and $189,000 are included in operating expenses for the three months ended March 31, 2006 and 2005, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expenses were approximately $26,000 and $16,000 for the three months ended March 31, 2006 and 2005.

RESEARCH AND DEVELOPMENT COSTS

The PRC government has made a cash grant to the Company specifically to fund research and development. The Company has recorded this grant as a liability titled "Research & development grants payable" on the balance sheet. Qualifying research and development costs reduce the liability while non-qualifying research and development costs are expensed as incurred. Research and development costs were approximately $64,000 and $60,000 for the three months ended March 31, 2006 and 2005.

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

                                  ZHONGPIN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws. The Company recorded income tax expense of $145,245 and $0 for the first quarter of 2006 and 2005, respectively.

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

4. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

The Company accrued an allowance for bad debts related to its receivables. The receivable and allowance balances at March 31, 2006 and 2005 were as follows:

                                 Mar. 31, 2006    Dec. 31, 2005
                                 -------------    -------------

Accounts receivable               $ 12,170,982     $ 10,337,838
Other receivables                    5,391,914        2,013,757
Allowances receivable                        -                -
Allowance for bad debts             (1,727,963)      (1,716,614)
                                  ------------     ------------
                                  $ 15,834,933     $ 10,634,981
                                  ============     ============

Current                           $ 15,181,701     $ 10,002,918
Non-current                            653,232          632,063
                                  ------------     ------------
                                  $ 15,834,933     $ 10,634,981
                                  ============     ============

Other receivables consist primarily of cash advances to suppliers to ensure preferential pricing and delivery. The advances bear no interest and are expected to be repaid in cash. Repayment is typically required to be made in less than one year. Advances that are not expected to be paid within one year are classified as non-current.

                                  ZHONGPIN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. INVENTORIES

Inventories consisted of:

                                              March 31,         December 31,
                                                2006                2005
                                             ----------          ----------
Raw materials                                $  281,784          $  210,288
Low value consumables and packaging                   -             147,000
Work-in-progress                                167,626             290,149
Finished goods                                4,262,656           1,699,875
Provision for loss of pricing                         -                   -
                                             ----------          ----------
Net inventories                              $4,712,066          $2,347,312
                                             ==========          ==========


6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost consisted of:

                                           March 31,            December 31,
                                             2006                  2005
                                        ------------           ------------
Machinery and equipment                 $  6,832,887           $  6,832,887
Furniture and office equipment               253,187                253,187
Motor vehicles                               281,371                281,371
Buildings                                  5,320,938              5,084,728
                                        ------------           ------------
    Subtotal                              12,688,383             12,452,173
Less: accumulated depreciation            (2,411,368)            (2,239,325)
                                        ------------           ------------
Net property and equipment              $ 10,277,015           $ 10,212,848
                                        ============           ============

Depreciation expense                    $    145,734           $    602,008
                                        ============           ============

7. INTANGIBLE ASSETS

Intangible assets of the Company consist of prepaid land use rights. According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, the Company paid in advance for the land use rights. Prepaid land use rights are being amortized and recorded as lease expense using the straight-line method over the use terms of 20 to 50 years. Intangible assets consisted of the following:

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
                                  ===========           ===========

                                  ZHONGPIN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. RELATED PARTY RECEIVABLES

Related party receivables consist of advances made by the Company to the minority interest holders of Henan Zhongpin Industrial Company Limited for their investment in the registered capital of that entity. The advances are non-interest bearing and have no fixed repayment terms. Consequently, they are classified as non-current assets.

9. CONSTRUCTION IN PROGRESS

Construction in progress consisted of:

                                                  March 31,         December 31,
Construction in Progress      Completed On          2006               2005
------------------------      ------------      ------------        ------------
Industrial Plant              February-06       $ 16,931,178        $ 16,931,178
Production line
  for chilled pork                                 3,725,925                   -
                                                ------------        ------------
                                                $ 20,657,103        $ 16,931,178
                                                ============        ============

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

                                  ZHONGPIN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. LOANS PAYABLE (continued)

The balances of loans payable were as follows:

                                                 March 31,       December 31,
                                                   2006             2005
                                                   ----             ----
Short Term Loans Payable                      $ 15,093,781     $ 18,995,853

Net Long Term Loans Payable                      2,265,670        2,264,448
Add: Current Portion                               146,657          145,671
                                             -------------    -------------
Long Term Loans Payable                          2,412,327        2,410,119
                                             -------------    -------------
                                              $ 17,506,108     $ 21,405,972
                                             =============    =============

                        LONG TERM REPAYMENT SCHEDULE
                        ----------------------------
         Payments due in 2006                           $   146,657
         Payments due in 2007                               146,657
         Payments due in 2008                               146,657
         Payments due in 2009                               146,657
         Payments due in 2010                               146,657
         Payments due thereafter                          1,679,042
                                                       ------------
                                                        $ 2,412,327
                                                       ============


11. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is party or to which any of its property is subject, that will have a material adverse effect on the Company's financial condition.

REGISTRATION RIGHTS AGREEMENT

On January 30, 2006, subsequent to the balance sheet date and in connection with the issuance of Series A Preferred Stock and Warrants as discussed in Note 15 "Subsequent Events," the Company entered into a Registration Rights Agreement with certain investors. The agreement requires the Company to effect the registration of common stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants. If such registration is not effective by June 29, 2006 the Company is required to pay the investors liquidated damages of 1-1/2% per month times the funds paid by the investors for the purchase of the Series A Preferred Stock and Warrants until such registration becomes effective. This could cost the Company approximately $414,000 per month until such registration becomes effective. The Company has not accrued a liability for this contingency because a loss amount cannot be reasonably estimated.

                                  ZHONGPIN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. ALLOWANCES INCOME

"Allowances income" consists of grants from the government of the PRC for the Company's participation in specific programs, such as import and export, branding, and city maintenance and construction. The Company received allowances income as follows:

                               Three months ended         Three months ended
                                 March 31, 2006             March 31, 2005
                                 --------------             --------------
Allowances income                   $ 113,184                   $ 38,647
                                    ==========                  ========

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

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in the first quarter of 2006, 2005 and 2004.

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

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a

                                  ZHONGPIN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. NEW ACCOUNTING PRONOUNCEMENTS (continued)

contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised
2004), "Share-Based Payment." As the Company has not traditionally paid compensation through the issuance of equity securities, no impact is expected on its consolidated financial statements.

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

In November 2004, the FASB issued Statement No. 151, "Inventory Costs." SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company believes that the application of SFAS No. 151 will have no significant impact on the consolidated financial statements.

15. PREFERRED STOCK

The features of the Series A Convertible Preferred Stock are as follow.

Dividends. The holders of the Series A Preferred are entitled to receive, when and as declared by the Board of Directors, dividends in such amounts as may be determined by the Board of Directors from time to time out of funds legally available therefor. No dividends (other than those payable solely in common stock) will be paid to the holders of common stock until there shall have been paid or declared and set apart during that fiscal year for the holders of the Series A Preferred a dividend in an amount per share

                                  ZHONGPIN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. PREFERRED STOCK (continued)

that the holders would have got for the shares of common stock issuable upon conversion of their shares of Series A Preferred.

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

                                  ZHONGPIN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. WARRANTS

In conjunction with the issuance of preferred stock discussed in Note 15, the Company issued warrants for the purchase of 3,450,000 shares of its common stock.

Also in conjunction with the issuance of preferred stock, the Company issued warrants to purchase 345,000 units at an initial exercise price of $8.00 per unit. The units that may be acquired upon exercise of such warrants consist of two shares of Series A convertible preferred stock and one warrant to purchase one share of common stock at an initial exercise price per share of $5.00. These warrants, if fully exercised and converted, would require the issuance of 1,035,000 common shares.

Stock warrant transactions are summarized as follows:

                                                    Warrants
                                           3/31/2006        12/31/2005
                                           ---------        ----------
Outstanding - beginning of year                    -                 -
Granted                                    4,485,000                 -
Exercised                                          -                 -
Forfeited                                          -                 -
                                          ----------        ----------
Outstanding - end of year                  4,485,000                 -
                                          ==========        ==========

The following table provides certain information with respect to the above referenced warrants outstanding at March 31, 2006:

                              Number     Weighted Average    Weighted Average
           Exercise Price  Outstanding    Exercise Price       Life - Years
           --------------  -----------   ----------------    ----------------

Warrants   $4.00 - $5.00    4,485,000         $4.85                4.84

The following table provides certain information with respect to stock options exercisable at March 31, 2006:

                                                             Weighted Average
                  Exercise Price      Number Outstanding     Exercise Price
                  --------------      ------------------     ----------------
     Warrants      $4.00 - $5.00          4,485,000              $4.85

17. SEGMENT REPORTING

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

The Company's vegetables and fruits segment is involved primarily in the processing of fresh vegetables and fruits. The Company contracts with more than 120 farms in Henan Province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes. The proximity of the

                                  ZHONGPIN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SEGMENT REPORTING (continued)

contracted farms to the Company's operations ensures freshness from harvest to processing. The Company contracts to grow more than 20 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans and strawberries.

                                                  SALES BY SEGMENT
                                                    (IN MILLIONS)
                                           SALES                   SALES
                                    THREE MONTHS ENDED       THREE MONTHS ENDED
                                       MAR. 31, 2006           MAR. 31, 2005
                                       -------------           -------------
Pork and Pork Products....                  $ 29.77                  $ 14.27
Vegetables and Fruits.....                     0.72                     0.14
                                               ----                   ------
                          Total             $ 30.49                  $ 14.41


                                             OPERATING INCOME BY SEGMENT
                                                    (IN MILLIONS)

                                     OPERATING INCOME        OPERATING INCOME
                                    THREE MONTHS ENDED      THREE MONTHS ENDED
                                       MAR. 31, 2006          MAR. 31, 2005
                                       -------------          -------------
Pork and Pork Products....                   $ 2.81                  $ 2.00
Vegetables and Fruits.....                     0.07                    0.01
                                               ----                  ------
                          Total              $ 2.88                  $ 2.01

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

         Since 2001, we have been one of the "leading agricultural industrial enterprises" in the PRC and are currently ranked by the China Meat Association as the sixth largest producer in the national meat industry. During the past five years, the Company's growth rate has exceeded 50% percent in terms of both revenues and net profits. The Company has established distribution networks in more than 20 provinces in the North, East, South and South Midland of the PRC, and also has formed strategic partnerships with leading supermarket chains and the catering industry in the PRC. In addition, the Company exports products to the European Union, Southeast Asia and Russia.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain operating information expressed in U.S dollars (in thousands)

                                                 THREE MONTHS ENDED
                                                      MARCH 31

                                              2006             2005
                                         ---------------- ----------------

  Sales revenues                              $ 30,494         $ 14,405
  Cost of sales                                 25,914           11,809
  Gross profit                                   4,579            2,596
                                         ---------------- ----------------
  General and administrative expenses              899              224
  Operating expenses                               804              365
  Total other income (expense)                   (145)            (258)
  Net income before taxes                        2,731            1,749
                                         ---------------- ----------------
  Provision for income taxes                       145              ---
  Net income after taxes                         2,586            1,749
  Minority interest                                 11               12
  Net income                                     2,575            1,736
                                         ---------------- ----------------
  Foreign currency translation adjustment          141              ---
  Comprehensive income                           2,716            1,736
                                         ---------------- ----------------

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

         COST OF SALES. Cost of sales increased from $11.81 million for the quarter ended March 31, 2005 to $25.91 million for the quarter ended March 31, 2006, or approximately 119%. As a percentage of revenue, total cost of sales increased from approximately 82% for the quarter ended March 31, 2005 to approximately 85% in the quarter ended March 31, 2006. The increase in cost of sales was primarily due to an increase of approximately 3% in raw material costs for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.

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


ITEM 4.    CONTROLS AND PROCEDURES

         DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act.

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

                                 ZHONGPIN INC.
                                      (Company)

                                 Date:  September 18, 2006



                                 By: /s/ Xianfu Zhu
                                    ---------------------------------

                                     Xianfu Zhu
                                     Chief Executive Officer



                                 By: /s/ Yuanmei Ma
                                    ---------------------------------

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