Form 10-Q/A
period 2006-06-30
ZHONGPIN INC.
filed 2006-09-18
CIK 1277092

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

                                  Zhongpin Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                       54-2100419
--------------------------------------------------------- ----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                           Identification No.)



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

Large accelerated filer ___    Accelerated filer ___   Non-accelerated filer _X_

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

    As of September 13, 2006, 11,752,568 shares of the registrant's common stock, and 6,900,000 shares of the registrant's Series A preferred stock, each such share convertible into one share of the registrant's common stock, were outstanding.

                                EXPLANATORY NOTE

        In this Amendment No. 1 to the Quarterly Report on Form 10-Q, we will refer to Zhongpin Inc., a Delaware corporation, as "our company," "we," "us," and "our."

        We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 in response to comments made by the staff of the Securities and Exchange Commission in connection with its review of our registration statement on Form S-1, Amendment No. 2, filed with the Securities and Exchange Commission on July 7, 2006, to correct the following items:

            o Part I, Item 1. Notes to Consolidated Financial Statements to add additional footnote disclosure required by GAAP and to reflect the additional expense recorded in connection with the issuance of a stock purchase warrant issued to CCG Partners LLC in June of 2006;

            o Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations to correct certain numbers under the heading General and Administrative Expenses to bring them into conformity with our Form S-1, Amendment No. 3 filing; and

            o Part II, Item 2. Unregistered Sale of Equity Securities and Use of Proceeds to include the June 15, 2006 issuance of the above-mentioned stock purchase warrant to CCG Partners LLC.

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

                                  ZHONGPIN INC.

                                    FORM 10-Q

                                      INDEX

PART I   FINANCIAL INFORMATION                                              PAGE
------   ---------------------                                              ----

         Item 1.  Unaudited Financial Statements:

                  Consolidated Balance Sheets as of June 30, 2006
                     (unaudited) and December 31, 2005 ......................  2

                  Consolidated Statements of Operations
                     and Comprehensive Income (unaudited) for the three
                     and six months ended June 30, 2006 and 2005 ...........   4

                  Consolidated Statement of Changes in Stockholders'
                     Equity (unaudited) for the six months ended
                     June 30, 2006 .........................................   5

                  Consolidated Statements of Cash Flows (unaudited) for
                     the six months ended June 30, 2006 and 2005 ...........   6

                  Notes to Consolidated Financial Statements (unaudited) ...   8

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ...................  21

         Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk ...........................................  24

         Item 4.  Controls and Procedures...................................  25

PART II  OTHER INFORMATION

         Item 2.  Unregistered Sales of Equity Securities and Use
                     of Proceeds ...........................................  35

         Item 6.  Exhibits..................................................  35

SIGNATURES..................................................................  27

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

                                  ZHONGPIN INC.
                           CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN U.S. DOLLARS)

                                               JUNE 30, 2006   DECEMBER 31, 2005
                                               -------------   -----------------
                 ASSETS                         (Unaudited)
                                                 (Restated)
Current assets
  Cash and cash equivalents                    $  14,519,039   $      10,142,394
  Accounts receivable and other receivables       14,733,543          10,002,918
  Purchase deposits                                   88,873             220,836
  Prepaid expenses and deferred charges              140,985              99,009
  Inventories                                      6,352,818           2,347,312
  Tax refund receivables                             794,618             644,232
                                               -------------   -----------------
Total current assets                              36,629,876          23,456,701

Property, plant and equipment (net)               22,638,938          10,212,848
Related party receivables                            270,148             267,658
Other receivables                                         --             632,063
Construction contracts                             8,814,597          16,931,178
Intangible assets                                  5,476,867           1,753,124
                                               -------------   -----------------

Total assets                                   $  73,830,426   $      53,253,572
                                               =============   =================

          LIABILITIES AND EQUITY

Current liabilities
  Bank overdraft                               $          --   $         619,579
  Accounts payable and other payables             10,363,474          10,278,464
  Accrued liabilities                                968,793             759,420
  Short term loans payable                        12,944,619          18,995,853
  Taxes payable                                      943,674           2,055,925
  Deposits from clients                              250,331             769,398
  Research and development grants payable          1,339,887           2,436,804
  Long term loans payable-current portion            145,671             145,671
                                               -------------   -----------------
Total current liabilities                         26,956,449          36,061,114

Long term loans payable                            2,107,165           2,264,448
                                               -------------   -----------------

Total liabilities                                 29,063,614          38,325,562

Minority interest                                    431,037             411,742

Equity

  Preferred stock: par value $0.001;
  10,000,000 authorized; 6,900,000 shares
  issued and outstanding                               6,900                  --

  Common stock: par value $0.001;
  25,000,000 authorized; 11,752,578 shares
  issued and outstanding                              11,753              11,753
  Additional paid in capital                      25,209,926           2,102,933
  Retained earnings                               18,538,357          12,097,834
  Accumulated other comprehensive income             568,839             303,748
                                               -------------   -----------------
Total equity                                      44,335,775          14,516,268
                                               -------------   -----------------

Total liabilities and equity                   $  73,830,426   $      53,253,572
                                               =============   =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZHONGPIN INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (AMOUNTS IN U.S. DOLLARS) (UNAUDITED)

                                                    Three Months Ended                   Six Months Ended
                                                         June 30,                            June 30,
                                             --------------------------------    --------------------------------
                                                  2006              2005              2006              2005
                                             --------------    --------------    --------------    --------------
                                               (Restated)                          (Restated)
Revenues
  Sales revenues                                 31,777,348        18,591,118        62,270,855        32,996,247
  Cost of  sales                                 27,052,820        15,574,225        52,966,975        27,383,004
                                             --------------    --------------    --------------    --------------
    Gross profit                                  4,724,528         3,016,893         9,303,880         5,613,243

Operating expenses
  General and administrative expenses             1,026,244           276,520         1,925,268           500,169
  Operating expenses                                716,090           327,304         1,520,236           692,663
                                             --------------    --------------    --------------    --------------
    Total operating expenses                      1,742,334           603,824         3,445,504         1,192,832
                                             --------------    --------------    --------------    --------------

Income from operations                            2,982,194         2,413,069         5,858,376         4,420,411

Other  income  (expense)
  Interest income                                   149,648            40,364           245,338            89,269
  Other  income (expenses)                           23,844           (17,978)           36,236            (3,304)
  Allowances income                               1,113,661             5,435         1,226,845            44,082
  Exchange gain                                       4,319           (31,103)           18,028           (42,276)
  Interest expense                                 (227,587)         (458,908)         (607,815)         (808,658)
                                             --------------    --------------    --------------    --------------
    Total other income (expense)                  1,063,885          (462,190)          918,632          (720,887)
                                             --------------    --------------    --------------    --------------

Net income before taxes                           4,046,079         1,950,879         6,777,008         3,699,524
Provision for income taxes                          171,945           122,789           317,190           122,789
                                             --------------    --------------    --------------    --------------

Net income after taxes                            3,874,134         1,828,090         6,459,818         3,576,735
Minority interest                                     8,575             6,801            19,295            19,055
                                             --------------    --------------    --------------    --------------

Net income                                   $    3,865,559    $    1,821,289    $    6,440,523    $    3,557,680
                                             ==============    ==============    ==============    ==============

Foreign currency translation adjustment             123,941                --           265,091                --
                                             --------------    --------------    --------------    --------------
Comprehensive income                         $    3,989,500    $    1,821,289    $    6,705,614    $    3,557,680
                                             ==============    ==============    ==============    ==============

Basic earnings per common share              $         0.27    $         0.15    $         0.37    $         0.30
Diluted earnings per common share            $         0.17    $         0.15    $         0.30    $         0.30
Basic weighted average shares outstanding        11,752,578        11,752,578        11,752,578        11,752,578
Diluted weighted average share outstanding       23,137,578        11,752,578        21,248,411        11,752,578


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZHONGPIN INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (AMOUNTS IN U.S. DOLLARS) (UNAUDITED)
                                   (Restated)

                                                                                                           Accumulated
                                                                                Additional                    Other
                                Preferred Stock           Common Stock           Paid In       Retained   Comprehensive
                               Shares    Par Value     Shares      Par Value     Capital       Earnings       Income       Total
                             ----------  ---------  ------------  ----------   -----------   -----------   -----------  -----------
Balance at January 1, 2003           --  $      --             1  $1,816,425   $   182,319   $ 1,935,634   $        --  $ 3,934,378
Net income for the year                         --                        --            --     1,536,272                  1,536,272
Dividends paid                       --         --            --          --            --       (56,392)           --      (56,392)
                             ----------  ---------  ------------  ----------   -----------   -----------   -----------  -----------
Balance December 31, 2003            --         --             1   1,816,425       182,319     3,415,514            --    5,414,258

Net income for the year              --         --            --          --            --     2,768,473            --    2,768,473
                             ----------  ---------  ------------  ----------   -----------   -----------   -----------  -----------
Balance December 31, 2004            --         --             1   1,816,425       182,319     6,183,987            --    8,182,731

Merger on May 20                     --         --            --     115,942            --            --            --      115,942
Recapitalization on Sept. 15         --         --         9,999  (1,922,367)    1,922,367            --            --           --
Net income for the year                                                                        5,913,847            --    5,913,847
Foreign currency translation
  adjustment                         --         --            --          --            --            --       303,748      303,748
                             ----------  ---------  ------------  ----------   -----------   -----------   -----------  -----------
Balance December 31, 2005            --         --        10,000      10,000     2,104,686    12,097,834       303,748   14,516,268

Items applied retroactively:         --
Recapitalization on
  January 30, 2006                   --         --   415,432,354     405,442      (405,442)           --            --           --
Reverse stock split on
  February 16, 2006
  (1:35.349)                         --         --  (403,689,776)   (403,689)      403,689            --            --           --
                             ----------  ---------  ------------  ----------   -----------   -----------   -----------  -----------
Restated December 31, 2005           --         --    11,752,578      11,753     2,102,933    12,097,834       303,748   14,516,268

Increase in Preferred Stock   6,900,000      6,900            --          --            --            --            --        6,900
Warrant expense                                                                      3,190                                    3,190
Net income for the period            --         --            --          --            --     6,440,523            --    6,440,523
Increase in additional paid
  in capital                         --         --            --          --    23,103,803                          --   23,103,803
Foreign currency translation
  adjustment                         --         --            --          --            --            --       265,091      265,091
                             ----------  ---------  ------------  ----------   -----------   -----------   -----------  -----------
Balance June 30, 2006         6,900,000  $   6,900    11,752,578  $   11,753   $25,209,926   $18,538,357   $   568,839  $44,335,775
                             ==========  =========  ============  ==========   ===========   ===========   ===========  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZHONGPIN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (AMOUNTS IN U.S. DOLLARS) (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------
                                                     (Restated)
Cash flows from operating activities:
  Net income                                        $  6,440,523   $  3,557,680
  Adjustments to reconcile net income to
   net cash provided by (used in) operations:
    Minority interest                                     19,295        214,854
    Depreciation                                         361,958        290,522
    Amortization                                          51,605         10,923
    Exchange gain                                        (18,027)            --
    Provision for allowance for bad debt                     (76)            --
    Warrants issued for services                           3,190             --
    Changes in operating assets and liabilities:
      Accounts receivable and other receivables       (4,101,052)    (4,122,488)
      Purchase deposits                                  131,963          1,580
      Prepaid expense and deferred charges               (41,976)      (128,046)
      Inventories                                     (4,005,506)    (1,059,548)
      Tax refunds receivable                            (150,386)        (1,786)
      Accounts payable and accrued liabilities          (802,534)      (291,419)
      Taxes payable                                   (1,112,251)       (46,193)
      Deposits from clients                             (519,067)       139,634
                                                    ------------   ------------
  Net cash used in operating activities               (3,742,341)    (1,434,287)

Cash flows from investing activities:
  Construction in progress                                    --       (250,349)
  Additions to fixed assets                           (4,669,791)      (378,489)
  Additions to intangible  assets                     (3,775,109)            --
                                                    ------------   ------------
    Net cash used in investing activities             (8,444,900)      (628,838)

Cash flows from financing activities:
  Repayment of Bank overdraft                           (619,579)            --
  Proceeds from short-term loans                      10,492,500     16,550,797
  Repayment of short-term loans                      (16,543,734)    (4,657,450)
  Repayment of long-term loans                          (157,283)    (1,582,575)
  Proceeds from preferred stock                       23,110,703             --
  Payments of dividends                                       --             --
                                                    ------------   ------------
    Net cash provided by financing activities         16,282,607     10,310,772

  Effect of rate changes on cash                         281,279             --
                                                    ------------   ------------
  Increase (decrease) in cash and cash equivalents     4,376,645      8,247,647
  Cash and cash equivalents, beginning of period      10,142,394      5,204,637
                                                    ------------   ------------
  Cash and cash equivalents, end of period          $ 14,519,039   $ 13,452,284
                                                    ============   ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                            $    636,044   $    808,658
  Cash paid for income taxes                        $    312,672   $         --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included herein for the three years ended December 31, 2005.

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

        Falcon was incorporated in the Territory of the British Virgin Islands ("BVI") on July 21, 2005 as a holding company for the purpose of owning all of the equity interests of Henan Zhongpin Food Co., Ltd. ("HZFC"), a People's Republic of China ("PRC") company. Falcon acquired 100% ownership of HZFC by paying 20,940,000 Renminibi ("RMB") ($2,528,986) to the holders of HZFC, who where also the holders of Falcon. The transaction was accounted for as a transfer of entities under common control, wherein HZFC was the continuing entity. The historical financial statements of Falcon are essentially those of HZFC and are shown as if the transfer had taken place at the beginning of the first period presented.

        HZFC was established in the PRC on May 20, 2005 for the sole purpose of holding the capital stock of Henan Zhongpin Food Share Company Limited ("Food Share") and its subsidiaries. The owners of Food Share formed HZFC by investing 16,000,000 RMB ($1,932,367). HZFC acquired Food Share by paying 15,040,000 RMB ($1,816,425) to the holders of Food Share, who were also the holders of HZFC, in exchange for 100% ownership of Food Share. The transaction was accounted for as a transfer of entities under common control, wherein Food Share was the continuing entity with an increase in registered capital of 960,000 RMB ($115,942). The historical financial statements of HZFC are essentially those of Food Share shown with an increase in capital as if the transfer had taken place at the beginning of the first period presented.

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

        Details of Food Share's subsidiaries are as follows:

                                DOMICILE/DATE        REGISTERED      PERCENTAGE
                     NAME      OF INCORPORATION       CAPITAL       OF OWNERSHIP

 Henan Zhongpin Industrial                         18,000,000 RMB
 Company Limited              PRC/ Jan. 17, 2002   ($2,173,913)        88.00%

 Henan Zhongpin Import and                          5,060,000 RMB
 Export Trading Company       PRC/Aug. 11, 2004    ($611,111)          88.93%

 Zhumadian Zhongpin                                 5,000,000 RMB
 Food Limited                 PRC/June 7, 2006     ($625,344)           100%

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

        The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

                                                         Three Months Ended June 30,     Six Months Ended June 30,
                                                            2006            2005           2006            2005
                                                        ------------    ------------   ------------    ------------
NUMERATOR FOR BASIC AND DILUTED EPS
  Net income (numerator for Diluted EPS)                $  3,865,559    $  1,821,289   $  6,440,523    $  3,557,680
  Net income allocated to preferred stock                   (723,743)             --     (2,115,860)             --
                                                        ------------    ------------   ------------    ------------
  Net income to common stockholders (Basic)             $  3,141,816    $  1,821,289   $  4,324,663    $  3,557,680
                                                        ============    ============   ============    ============

DENOMINATORS FOR BASIC AND DILUTED EPS
  Common stock outstanding after recapitalization and
  1:35.349 reverse stock split                            11,752,578      11,752,578     11,752,578      11,752,578
                                                        ------------    ------------   ------------    ------------
DENOMINATOR FOR BASIC EPS                                 11,752,578      11,752,578     11,752,578      11,752,578
                                                        ============    ============   ============    ============
  Add: Weighted average preferred as if converted          6,900,000              --      5,750,000              --
  Add: Weighted average stock warrants outstanding         4,485,000              --      3,745,833              --
                                                        ------------    ------------   ------------    ------------
DENOMINATOR FOR DILUTED EPS                               23,137,578      11,752,578     21,248,411      11,752,578
                                                        ============    ============   ============    ============

EPS - Basic                                             $       0.27    $       0.15   $       0.37    $       0.30
                                                        ------------    ------------   ------------    ------------
EPS - Diluted                                           $       0.17    $       0.15   $       0.30    $       0.30
                                                        ------------    ------------   ------------    ------------

SHIPPING AND HANDLING COSTS

        Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. Direct shipping costs are included in operating expenses, which were approximately $483,500 and $161,900 for the three months ended June 30, 2006 and 2005, respectively, and $711,500 and $350,900 for six months ended June 30, 2006 and 2005, respectively. Handling costs are included in costs of sales, which were approximately $96,800 and $105,000 for the three months ended June 30, 2006 and 2005, respectively, and $276,800 and $265,000 for the six months ended June 30, 2006 and 2005, respectively.

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.      SUMMARY OF ACCOUNTING POLICIES (continued)

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

INCOME TAXES

        Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws. We recorded income tax expenses of

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.      SUMMARY OF ACCOUNTING POLICIES (continued)

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

4.      ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

        We accrue an allowance for bad debts related to our receivables. The receivable and allowance balances at June 30, 2006 and December 31, 2005 were as follows:

                                         June 30, 2006   December 31, 2005
                                         -------------     ------------
        Accounts receivable              $ 15,881,901      $ 10,337,838
        Other receivables                     584,230         2,013,757
        Allowance for bad debts            (1,732,588)       (1,716,614)
                                         ------------      ------------
                                         $ 14,733,543      $ 10,634,981
                                         ============      ============

        Current                          $ 14,733,543      $ 10,002,918

        Non-current
                                                   --           632,063
                                         ------------      ------------
                                         $ 14,733,543      $ 10,634,981
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


5.      INVENTORIES

        Inventories at June 30, 2006 and December 31, 2005 consisted of:

                                               June 30, 2006   December 31, 2005
                                               -------------   -----------------
        Raw materials                          $     457,269     $     210,288
        Low value consumables & packaging            320,905           147,000

        Work-in-progress                             731,998           290,149
        Finished goods                             4,842,646         1,699,875
                                               -------------     -------------
        Net inventories                        $   6,352,818     $   2,347,312
                                               =============     =============

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at cost at June 30, 2006 and December 31, 2005 consisted of:

                                               June 30, 2006   December 31, 2005
                                               -------------   -----------------
        Machinery and equipment                $  11,755,169     $   6,832,887
        Furniture and office equipment               350,249           253,187
        Motor vehicles                               329,043           281,371
        Buildings                                 12,801,546         5,084,728
                                               -------------     -------------
           Subtotal                               25,236,007        12,452,173
        Less: accumulated depreciation            (2,597,069)       (2,239,325)
                                               -------------     -------------
        Net property and equipment                22,638,938        10,212,848
                                               =============     =============
        Depreciation expense                   $     361,958     $     602,008

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

                                               June 30, 2006   December 31, 2005
                                               -------------   -----------------
        Land use rights                        $   5,617,102     $   1,840,937
        Accumulated amortization                    (140,235)          (87,813)
                                               -------------     -------------
                                               $   5,476,867     $   1,753,124
                                               =============     =============
        Amortization expense                   $      51,605     $      37,431

8.      RELATED PARTY RECEIVABLES

        Related party receivables consist of advances made by our company to the minority interest holders of Henan Zhongpin Industrial Company Limited for their investment in the registered capital of that entity. The advances are non-interest bearing and have no fixed repayment terms. Consequently, they are classified as non-current assets.

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.      CONSTRUCTION IN PROGRESS

        Construction in progress at June 30, 2006 and December 31, 2005 consisted of:

                                Completion
                               or Estimated
        Construction Project  Completion Date   June 30, 2006  December 31, 2005
        --------------------  ---------------   -------------  -----------------
        Industrial plant       February 2006      $4,871,031      $16,931,178
        Production line for
          chilled pork         January 2007        3,725,925               --
        Land use right of
          Industrial Park
          No.4 land            December 2007         217,641               --
                                                  ----------      -----------
                                                  $8,814,597      $16,931,178
                                                  ==========      ===========

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

LONG-TERM LOANS

        Our long-term loan bears interest at the rate of 6.0% per annum.

        The balances of loans payable at June 30, 2006 and December 31, 2005 were as follows:

                                                  June 30,        December 31,
                                                    2006              2005
                                               -------------     -------------
        Short Term Loans Payable               $  12,944,619     $  18,995,853

        Long Term Loans Payable                    2,107,165         2,264,448
        Add: Current Portion                         145,671           145,671
                                               -------------     -------------
        Net Long Term Loans Payable                2,252,836         2,410,119
                                               -------------     -------------
                                               $  15,197,455     $  21,405,972
                                               =============     =============

                                  Long Term Repayment Schedule
        ----------------------------------------------------------------
        Payments due in 2006 - current portion                $   72,835
        Payments due in 2007 - 50% current portion               145,671
        Payments due in 2008                                     145,671
        Payments due in 2009                                     145,671
        Payments due in 2010                                     145,671
        Payments due thereafter                                1,597,317
                                                              ----------
                                                              $2,252,836
                                                              ==========

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.     COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

        From time to time, we have disputes that arise in the ordinary course of our business. At June 30, 2006, there was no material legal proceeding to which we were a party or to which any of our property was subject that will have a material adverse effect on our financial condition.

REGISTRATION RIGHTS AGREEMENT

        In connection with the issuance of our Series A convertible preferred stock and warrants on January 30, 2006, we entered into a registration rights agreement with certain investors. The agreement requires us to effect the registration of our common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrants. If such registration was not effective by June 29, 2006, we are required to pay the investors liquidated damages in an amount equal to 1-1/2% per month times the amount paid by the investors for the purchase of our Series A convertible preferred stock and warrants until such registration becomes effective. This could cost us approximately $414,000 per month until such registration becomes effective. On June 29, 2006, such registration had not become effective, and we started to accrue a liability in the amount of $414,000 per month from July 2006 of this contingency because a loss is reasonably possible and a loss amount can be reasonably estimated.

12.     ALLOWANCES INCOME

        "Allowances income" consists of grants from the government of the PRC for our participation in specific programs, such as import and export, branding, and city maintenance and construction. We received allowances income as follows:

                        Three Months Ended June 30,    Six Months Ended June 30,
                        ---------------------------    -------------------------
                              2006         2005              2006        2005
                           ----------     ------          ----------   -------
        Allowance income   $1,113,661     $5,435          $1,226,845   $44,082

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

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.     NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.     PREFERRED STOCK (Continued)

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

        AUTOMATIC CONVERSION. Each share of Series A convertible preferred stock will automatically be converted into shares of common stock at the conversion price at the time in effect if (i) we consummate an underwritten public offering of our common stock giving us at least $30 million in net proceeds, (ii)(A) the closing price of our common stock equals or exceeds $0.2828934 ($10.00 post-split) (as adjusted) for the twenty (20) consecutive-trading-day period ending within two (2) days of the date on which we provide notice of such conversion as hereinafter provided and (B) either a registration statement registering for resale the shares of common stock issuable upon conversion of the Series A convertible preferred stock has been declared effective and remains effective and available for resale for the twenty (20)-day period, or Rule 144(k) under the Securities Act of 1933, as amended, is available for the resale of such shares, or (iii) by consent of at least 67% of the then-outstanding shares of Series A convertible preferred stock.

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

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.     WARRANTS (continued)

        On June 15, 2006, in conjunction with a one year consulting agreement, the Company issued three year warrants to purchase 100,000 common shares at a price of $6.50 per share. The warrants vest monthly over a one year period. These warrants were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period of one year. Consulting expense related to the warrants amounted to $3,190 for the six months ended June 30, 2006.

        Stock warrant transactions are summarized as follows:

                                                            Warrants
                                                      6/30/2006   12/31/2005
                                                      ---------   ----------
        Outstanding - beginning of year                      --           --
        Granted                                       4,585,000           --
        Exercised                                            --           --
        Forfeited                                            --           --
                                                      ---------   ----------
        Outstanding - end of year                     4,585,000           --
                                                      =========   ==========

        The following table provides certain information with respect to the above referenced warrants outstanding at June 30, 2006:

                                                    Weighted         Weighted
                                       Number        Average      Average Life -
                   Exercise Price   Outstanding  Exercise Price       Years
                   --------------   -----------  --------------   --------------
        Warrants   $4.00 - $6.50     4,585,000        $4.88             4.55

        The following table provides certain information with respect to stock options exercisable at December 31, 2005:

                                                   Number       Weighted Average
                              Exercise Price     Outstanding     Exercise Price
                              --------------     -----------     --------------
        Warrants               $4.00 - $6.50      4,497,000          $4.85

        The weighted average fair value at date of grant for warrants granted during 2006 was $0.38, and was estimated using the Black-Scholes option valuation model with the following assumptions:

        Expected life in years                      3
        Interest rate                               4%
        Volatility                                 6.1%
        Dividend yield                              0%

17.     SEGMENT REPORTING

        We operate in two business segments: pork and pork products, and vegetables and fruits.

        Our pork and pork products segment is involved primarily in the processing of live market hogs into fresh, frozen and processed pork products. Our pork and pork products segment markets its products domestically to our branded stores and to food retailers, foodservice distributors, restaurant operators and

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.     SEGMENT REPORTING (Continued)

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

                                SALES BY SEGMENT
                            (U.S. DOLLAR IN MILLIONS)

                            THREE MONTHS   THREE MONTHS               PERCENTAGE
                                ENDED          ENDED      NET CHANGE    CHANGE
                            JUNE 30, 2006  JUNE 30, 2005   2006/2005   2006/2005
                            -------------  -------------  ----------  ----------
Pork and Pork Products ....     $30.30         $18.09       $12.21        67%
Vegetables and Fruits .....       1.48           0.50         0.98       196%
                                ------         ------       ------
        Total .............     $31.78         $18.59       $13.19        71%
                                ======         ======       ======


                                SALES BY SEGMENT
                            (U.S. DOLLAR IN MILLIONS)

                              SIX MONTHS     SIX MONTHS               PERCENTAGE
                                ENDED          ENDED      NET CHANGE    CHANGE
                            JUNE 30, 2006  JUNE 30, 2005   2006/2005   2006/2005
                            -------------  -------------  ----------  ----------
Pork and Pork Products ....     $60.07         $32.36       $27.71        86%
Vegetables and Fruits .....       2.20           0.64         1.56       244%
                                ------         ------       ------
        Total .............     $62.27         $33.00       $29.27        89%
                                ======         ======       ======


                           OPERATING INCOME BY SEGMENT
                           (U.S. DOLLARS IN MILLIONS)

                       THREE     THREE                OPERATING      OPERATING
                      MONTHS    MONTHS                  MARGIN         MARGIN
                       ENDED     ENDED               THREE MONTHS   THREE MONTHS
                      JUNE 30,  JUNE 30,  CHANGE        ENDED          ENDED
                       2006      2005    2006/2005  JUNE 30, 2006  JUNE 30, 2005
                      -------   -------  ---------  -------------  -------------
Pork and
  Pork Products .....  $2.81     $2.37      $0.44        9.27%         13.10%
Vegetables
  and Fruits ........   0.18      0.04       0.14       12.16%          8.00%
                       -----     -----      -----
        Total .......  $2.99     $2.41      $0.58        9.41%         12.96%
                       =====     =====      =====

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.     SEGMENT REPORTING (Continued)

                           OPERATING INCOME BY SEGMENT
                           (U.S. DOLLARS IN MILLIONS)

                        SIX       SIX                 OPERATING      OPERATING
                      MONTHS    MONTHS                  MARGIN         MARGIN
                       ENDED     ENDED                SIX MONTHS     SIX MONTHS
                      JUNE 30,  JUNE 30,  CHANGE        ENDED          ENDED
                       2006      2005    2006/2005  JUNE 30, 2006  JUNE 30, 2005
                      -------   -------  ---------  -------------  -------------
Pork and
  Pork Products .....  $5.61     $4.37      $1.24        9.34%         13.50%
Vegetables
  and Fruits ........   0.25      0.05       0.20       11.36%          7.81%
                       -----     -----      -----
        Total .......  $5.86     $4.42      $1.44        9.41%         13.39%
                       =====     =====      =====

18.     RESTATEMENT

       Subsequent to filing its financial statements for the six months ended June 30, 2006 on Form 10-Q, the Company received signed confirmation of vendor acceptance of a consulting agreement that required the Company to issue a three year warrant for the purchase of 100,000 shares of its common stock effective June 15, 2006. The warrants vest over one year with 12,000 vesting on June 30, 2006 and 8,000 vesting on the last day of each of the eleven succeeding months. The requisite service period of the consulting agreement is one year, beginning on June 1, 2006. These financial statements have been restated to show the impact of the consulting expense resulting from the issuance of the warrant and to correct the disclosure of outstanding and exercisable warrants. As a result, general and administrative expense for both the three months and six month periods ended June 30, 2006 was increased by $3,190 and net income for both periods has decreased by the same amount. The change in basic and diluted EPS due to the restatement was $0.00 per share.

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

        ACCOUNTS RECEIVABLE. We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an allowance for doubtful accounts equivalent to those accounts that are not collected within one year plus 5% of receivables less than one year old. As of June 30, 2006, we were successful in collecting approximately $0.5 million, or approximately 66%, of doubtful accounts that were outstanding at December 31, 2005 for longer than one year. It is management's belief that the current bad debt allowance adequately reflects an appropriate estimate based on management's judgment.

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

        The following table sets forth, for the periods indicated, certain statement of operations data.

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                          -----------------   -----------------
                                            2006      2005      2006      2005
                                          -------   -------   -------   -------
                                                  (U.S. dollars in thousands)
Revenues:
  Sales revenues .......................  $31,777   $18,591   $62,271   $32,996
  Cost of sales ........................   27,053    15,574    52,967    27,383
                                          -------   -------   -------   -------
      Gross profit .....................    4,724     3,017     9,304     5,613

Operating expenses:
  General and administrative
    expenses ...........................    1,026       277     1,925       500
  Operating expenses ...................      716       327     1,520       693
                                          -------   -------   -------   -------
      Total operating expenses .........    1,742       604     3,445     1,193
                                          -------   -------   -------   -------

Income from operations .................    2,982     2,413     5,859     4,420

Other income (expense):
  Interest income ......................      150        40       245        89
  Other income .........................       24       (18)       36        (3)
  Allowance income .....................    1,114         5     1,227        44
    Exchange gain (loss) ...............        4       (31)       18       (42)
    Interest expense ...................     (228)     (458)     (608)     (808)
                                          -------   -------   -------   -------
       Total other income
        (expense) ......................    1,064      (462)      918      (721)
                                          -------   -------   -------   -------

Net income before taxes ................    4,046     1,951     6,777     3,700
  Provision for income taxes ...........      172       123       317       123
                                          -------   -------   -------   -------

Net income after taxes .................    3,874     1,828     6,460     3,577
  Minority interest in gain (loss) .....        8         7        19        19
                                          -------   -------   -------   -------
Net income .............................    3,866     1,821     6,441     3,558
  Foreign currency translation
    adjustment .........................      124        --       265        --
                                          -------   -------   -------   -------
Comprehensive income ...................  $ 3,990   $ 1,821   $ 6,706   $ 3,558
                                          =======   =======   =======   =======

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

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $0.75 million, or approximately 268%, for the three months ended June 30, 2006, from $0.28 million for the three months ended June 30, 2005 to $1.03 million for the three months ended June 30, 2006. As a percentage of revenues, general and administrative expenses increased from 1.49% for the three months ended June 30, 2005 to 3.23% for the three months ended June 30, 2006. The increase in general and administrative expenses was primarily the result of the overall expansion of our operations and the additional expenses we are now incurring as a publicly-traded company that is reporting under the U.S. federal securities laws. During the second quarter of 2006, we incurred $0.44 million of legal, accounting and consulting fees and other expenses relating primarily to our registration under the U.S. federal securities laws of certain outstanding shares for resale in the public markets and our periodic reporting obligations under the U.S. federal securities laws. In addition, during such period, our management compensation expense increased $0.14 million as compared to the comparable 2005 period primarily due to the addition of senior executives and technical experts to our management team.

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

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.43 million, or approximately 286%, for the six months ended June 30, 2006, from $0.50 million for the six months ended June 30, 2005 to $1.93 million for the six months ended June 30, 2006. As a percentage of revenues, general and administrative expenses increased from 1.52% for the six months ended June 30, 2005 to 3.09% for the six months ended June 30, 2006. As discussed above, the increase in general and administrative expenses was primarily the result of an increase of $0.64 million in legal and accounting fees and other expenses relating to our private placement of equity securities, our reverse acquisition of a controlling interest in a publicly-held "shell" company and our on-going public reporting obligations under the U.S. Federal securities laws. In addition, during the 2006 period, we incurred $0.52 million of additional management compensation expense due to the addition of senior executives and technical experts to our management team.

        OPERATING EXPENSES. Operating expenses increased by $0.83 million, or approximately 120%, for the six months ended June 30, 2006, from $0.69 million for the six months ended June 30, 2005 to $1.52 million for the six months ended June 30, 2006. As a percentage of revenue, operating expenses increased from 2.10% for the six months ended June 30, 2005 to 2.44% for the six months ended June 30, 2006. The increase in operating expenses was primarily the result of additional compensation expenses in the amount of $0.38 million we incurred in our sales department and additional transportation expenses in the amount of $0.36 million we incurred due to our increased sales, the expansion of our distribution network and the increased price of gasoline.

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

        The following tables set forth our revenues, sales in metric tons, operating income and production processed in metric tons by segment for the six months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, and the percentage increases for each segment between fiscal periods. The data for the six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year, for any other interim period or for any future year.

                                SALES BY SEGMENT
                           (U.S. DOLLARS IN MILLIONS)

                            THREE MONTHS   THREE MONTHS               PERCENTAGE
                                ENDED          ENDED      NET CHANGE    CHANGE
                            JUNE 30, 2006  JUNE 30, 2005  2006/2005    2006/2005
                            -------------  -------------  ----------  ----------
Pork and Pork Products ....     $30.30         $18.09       $12.21        67%
Vegetables and Fruits .....       1.48           0.50         0.98       196%
                                ------         ------       ------
        Total .............     $31.78         $18.59       $13.19        71%
                                ======         ======       ======


                                SALES BY SEGMENT
                           (U.S. DOLLARS IN MILLIONS)

                             SIX MONTHS     SIX MONTHS                PERCENTAGE
                                ENDED          ENDED      NET CHANGE    CHANGE
                            JUNE 30, 2006  JUNE 30, 2005  2006/2005    2006/2005
                            -------------  -------------  ----------  ----------
Pork and Pork Products ....     $60.07         $32.36       $27.71        86%
Vegetables and Fruits .....       2.20           0.64         1.56       244%
                                ------         ------       ------
        Total .............     $62.27         $33.00       $29.27        89%
                                ======         ======       ======

                                SALES BY SEGMENT
                                (IN METRIC TONS)

                            THREE MONTHS   THREE MONTHS               PERCENTAGE
                                ENDED          ENDED      NET CHANGE    CHANGE
                            JUNE 30, 2006  JUNE 30, 2005  2006/2005    2006/2005
                            -------------  -------------  ----------  ----------
Pork and Pork Products ....     25,767         16,687        9,080        54%
Vegetables and Fruits .....      1,450            552          898       163%
                                ------         ------
        Total .............     27,217         17,239
                                ======         ======


                                SALES BY SEGMENT
                                (IN METRIC TONS)

                             SIX MONTHS     SIX MONTHS                PERCENTAGE
                                ENDED          ENDED      NET CHANGE    CHANGE
                            JUNE 30, 2006  JUNE 30, 2005  2006/2005    2006/2005
                            -------------  -------------  ----------  ----------
Pork and Pork Products ....     52,184         30,645       21,539        70%
Vegetables and Fruits .....      2,471            857        1,614       188%
                                ------         ------
        Total .............     54,655         31,502
                                ======         ======


                           OPERATING INCOME BY SEGMENT
                           (U.S. DOLLARS IN MILLIONS)

                       THREE     THREE                OPERATING      OPERATING
                      MONTHS    MONTHS                  MARGIN         MARGIN
                       ENDED     ENDED      NET      THREE MONTHS   THREE MONTHS
                      JUNE 30,  JUNE 30,  CHANGE        ENDED          ENDED
                       2006      2005    2006/2005  JUNE 30, 2006  JUNE 30, 2005
                      -------   -------  ---------  -------------  -------------
Pork and
   Pork Products ...   $ 2.81    $ 2.37    $ 0.44        9.27%         13.10%
Vegetables
   and Fruits ......     0.18      0.04      0.14       12.16%          8.00%
                       ------    ------    ------
        Total.......   $ 2.99    $ 2.41    $ 0.58        9.41%         12.96%
                       ======    ======    ======


                           OPERATING INCOME BY SEGMENT
                           (U.S. DOLLARS IN MILLIONS)

                        SIX       SIX                 OPERATING      OPERATING
                      MONTHS    MONTHS                  MARGIN         MARGIN
                       ENDED     ENDED      NET       SIX MONTHS     SIX MONTHS
                      JUNE 30,  JUNE 30,  CHANGE        ENDED          ENDED
                       2006      2005    2006/2005  JUNE 30, 2006  JUNE 30, 2005
                      -------   -------  ---------  -------------  -------------
Pork and
  Pork Products ...    $ 5.61    $ 4.37    $ 1.24        9.34%         13.50%
Vegetables
  and Fruits ......      0.25      0.05      0.20       11.36%          7.81%
                       ------    ------    ------
        Total .....    $ 5.86    $ 4.42    $ 1.44        9.41%         13.39%
                       ======    ======    ======

                         PRODUCTION PROCESSED BY SEGMENT
                                (IN METRIC TONS)

                            THREE MONTHS   THREE MONTHS               PERCENTAGE
                                ENDED          ENDED      NET CHANGE    CHANGE
                            JUNE 30, 2006  JUNE 30, 2005  2006/2005    2006/2005
                            -------------  -------------  ----------  ----------
Pork and Pork Products ....     27,049         16,822       10,227        61%
Vegetables and Fruits .....      1,135            485          650       134%
                                ------         ------
        Total .............     28,184         17,307
                                ======         ======


                                              PRODUCTION PROCESSED BY SEGMENT
                                                      (IN METRIC TONS)

                             SIX MONTHS     SIX MONTHS                PERCENTAGE
                                ENDED          ENDED      NET CHANGE    CHANGE
                            JUNE 30, 2006  JUNE 30, 2005  2006/2005    2006/2005
                            -------------  -------------  ----------  ----------
Pork and Pork Products ....     55,036         30,775       24,261        79%
Vegetables and Fruits .....      2,872            737        2,135       290%
                                ------         ------
        Total .............     57,908         31,512
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

                          SALES BY DISTRIBUTION CHANNEL
                           (U.S. DOLLARS IN MILLIONS)

                                THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED  JUNE 30,
                            -----------------------------------  ----------------------------------
  DISTRIBUTION CHANNEL           2006               2005              2006              2005
  --------------------      ----------------   ----------------  ---------------   ----------------
                            AMOUNT   PERCENT   AMOUNT   PERCENT  AMOUNT  PERCENT   AMOUNT   PERCENT
                            ------   -------   ------   -------  ------  -------   ------   -------
Branded stores..........    $ 15.6      49.2%  $  8.9     48.0%  $ 30.5    48.9%   $ 15.8     48.0%
Food services
  distributors..........       4.8      15.2      3.1     16.8      9.8    15.7       5.5     16.8
Restaurants and
  non-commercial........       8.8      27.6      4.7     25.0     16.5    26.6       8.3     25.0
Export..................       2.5       8.0      1.9     10.2      5.5     8.8       3.4     10.2
                            ------     -----   ------    -----   ------   -----    ------    -----
    Total...............    $ 31.7     100.0%  $ 18.6    100.0%  $ 62.3   100.0%   $ 33.0    100.0%
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

                                       YEAR ENDED DECEMBER 31,       THREE MONTHS      SIX MONTHS
                                      -------------------------         ENDED            ENDED
                                      2003      2004       2005      JUNE 30, 2006   JUNE 30, 2006
                                      ----      ----       ----      ------------    -------------
No. of products.................      107        125        168           189              196
No. of retail stores............      712        978      2,100         2,260            2,297
Expansion of Market Coverage
  No. of Provinces..............       20         20         20            20               20
  No. of first-tier cities......       21         23         29            29               29
  No. of second-tier cities.....       32         36         44            58               59
  No. of third-tier cities......       85        109        142           192              205

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

        At June 30, 2006, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $12.94 million with an average interest rate per annum of 6.96%, and lines of credit with aggregate credit availability of $78.63 million, as follows:

                                  MAXIMUM
                                  CREDIT         AMOUNT     INTEREST   MATURITY
BANK                           AVAILABILITY     BORROWED      RATE       DATE
                               ------------  -------------  --------  ----------
Agriculture Bank of China ...  $ 18,722,000  $    750,413     6.70%   8/1/2006
                                                  800,440     3.00    9/29/2006
                                                1,138,126     6.70    12/11/2006
                                                  187,603     6.70    12/29/2006
                                                  500,275     6.70    12/30/2006
                                                  787,933     7.02    4/27/2007

Industrial and Commercial
  Bank of China .............     6,241,000     1,876,032     5.85%   3/30/2007

                                                1,250,688     6.14    4/30/2007
                                                1,876,032     5.85    5/24/2007

                                                       --

Bank of China ...............     7,489,000       625,344     6.70%   7/15/2006

China Construction Bank .....    11,233,000       625,344     6.42%   12/22/2006
                                                  625,344     6.42    12/23/2006
                                                  625,344     6.42    1/16/2007

Agriculture Development
  Bank of China .............    14,978,000            --

Shanghai Pudong Development
  Bank of China .............     3,744,000            --

CITIC Industrial Bank .......     6,241,000            --

Commercial Bank of China ....     6,241,000            --

Guangdong Development Bank ..     3,744,000     1,250,688     6.14%   9/16/2006

City Finance -short-term ....            --        25,013     0.00%   4/1/2007
                               ------------  ------------

               Total.........  $ 78,633,000  $ 12,944,619
                               ============  ============

Canadian Government
  Transfer Loan .............                   1,853,275        *     5/15/2043
City Finance.................                     253,890     0.00%    None

----------

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

                             PAYMENTS DUE BY PERIOD
                           (U.S. DOLLARS IN THOUSANDS)

                                        LESS THAN                      MORE THAN
CONTRACTUAL OBLIGATIONS           TOTAL  1 YEAR   1-3 YEARS  3-5 YEARS  5 YEARS
-------------------------------  ------ --------- ---------  --------- --------
Long-Term Debt Obligations ....  $2,254   $219      $292       $292     $1,451
Capital Lease Obligations .....      --     --        --         --         --
Operating Lease Obligations ...      --     --        --         --         --
Purchase Obligations ..........      --     --        --         --         --
Other Obligations .............      --     --        --         --         --
                                 ------   ----      ----       ----     ------
        Total .................  $2,254   $219      $292       $292     $1,451
                                 ======   ====      ====       ====     ======

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

                                  ZHONGPIN INC.

                           PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        (a) In June 2006, we issued CCG Partners LLC three year warrants to purchase an aggregate of 100,000 shares of our common stock for a purchase price of $6.50 per share. The warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act on the basis that their issuance did not involve a public offering.

        (b)    Not Applicable.

        (c)    None.


ITEM 6. EXHIBITS

        The exhibits required by this item are set forth on the Exhibit Index attached hereto.

                                  ZHONGPIN INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                           ZHONGPIN INC.
                                                (Company)

                                           Date:  September 18, 2006



                                           By: /s/Xianfu Zhu
                                              ---------------------------------

                                              Xianfu Zhu
                                              Chief Executive Officer



                                           By: /s/Yuanmei Ma
                                              ---------------------------------

                                              Yuanmei Ma
                                              Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                               EXHIBIT TITLE
---------      -----------------------------------------------------------------

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