Form 10-K/A
period 2005-12-31
ZHONGPIN INC.
filed 2006-09-19
CIK 1277092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 3

[ ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


[X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM JUNE 30, 2005 TO DECEMBER 31, 2005.
                                      -------------    -----------------

                         COMMISSION FILE NO. 333-112111

                                 ZHONGPIN INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     54-2100419
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

Documents Incorporated by Reference: None

                                EXPLANATORY NOTE

         In this Amendment No. 3 to the Annual Report on Form 10-K, we will refer to Zhongpin Inc., a Delaware corporation, as "our company," "we," "us," and "our."

         We are filing this Amendment No. 3 to our Annual Report on Form 10-K for the transition period from June 30, 2005 to December 31, 2005, as originally filed with the Securities and Exchange Commission on March 31, 2006 and as amended on April 5, 2006 (the "Annual Report"), to correct Item 1. - Business,
Item 1A. Risk Factors, Item 2. - Property, Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8. - Financial Statements and Supplementing Data, Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 15. - Exhibits and Financial Statement Schedules, all of which will be amended in response to comments made by the Staff of the Securities and Exchange Commission in connection with its review of our registration statement on Form S-1 originally filed with the Commission on April 12, 2006. The principal amendments to our Annual Report effected by this Amendment No. 3 include the following:

         ITEM 1.    BUSINESS

            o In our Overview and Industry Overview subsections, we furnished the sources of our historical and projected industry data.

            o In our Development of Business subsection, we added disclosure regarding our history as a blank check company during the period from March 30, 2005 to January 30, 2006 and disclosure regarding certain transfers and sales of our common stock during, and immediately before and after, such period.

            o In our Manufacturing and Production subsection, we disclosed that during all periods covered by the report, substantially all of our assets were located in The People's Republic of China (the "PRC").

            o In our Sales, Marketing and Distribution subsection, we disclosed that during all periods covered by the report, sales to our five largest customers accounted for 23% to 28% of our total revenue, and no customer accounted for 10% or more of our consolidated revenues. In addition, we disclosed that no material amount of our business is dependent on government contracts. We also added disclosure regarding the amounts and percentages of our revenues derived from customers located in the United States, the PRC and all other foreign countries.

            o In our Intellectual Property subsection, we reported that we have not, directly or, to our knowledge, indirectly, sold our products in North Korea and that we have withdrawn our trademark applications previously filed in North Korea.

         ITEM 1A.   RISK FACTORS

            o We added additional disclosure regarding (i) the risks of conducting business in the PRC, including risks resulting from recent regulatory reforms that may effect our ability to acquire additional businesses in the PRC or receive dividends from our subsidiaries located in the PRC and (ii) the risks associated with possible material misstatements or omissions in a registration statement filed under the Securities Act of 1933 and certain filings made under the Securities Exchange Act of 1934 prior to our entering into our current business operations in connection with our acquisition of Falcon Link Investment Ltd. in January 2006.

         ITEM 2.    PROPERTIES

            o We added disclosure regarding our meat products processing plant in Yanling, Henan Province, PRC.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            o We added disclosure regarding our critical accounting policies.

            o We added disclosure in the period-to-period comparisons regarding component increases and decreases.

            o We added disclosure regarding revenues, sales in metric tons, operating income and production processed in metric tons by segment for the fiscal years ended December 31, 2005, 2004 and 2003.

            o We added disclosure regarding revenues by sales channel for the fiscal years ended December 31, 2005, 2004 and 2003.

            o We added disclosure regarding contractual commitments at December 31, 2005.

            o We added disclosure regarding the change in our independent accountants on January 30, 2006.

         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTING DATA

            o We added footnote disclosure to the audited financial statements of Falcon Link Investment Ltd. to (i) in Note 1, summarize our accounting policies for shipping and handling costs, advertising costs and research and development costs,
                  (ii) in Note 4, reflect the respective amounts of current and non-current receivables, (iii) in Note 7, describe our intangible assets and (iv) in Note 10, reflect the amount of the current portions of our long-term notes payable.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            o We recalculated the percentage ownership of the stockholders listed in the table based on the number of shares of our common stock outstanding without giving effect to the shares issuable upon conversion of our outstanding Series A convertible preferred stock, aggregated disclosure for certain affiliated entities and added footnote disclosure regarding the individual(s) responsible for making all voting and disposition determinations for all stockholders that are a corporation, partnership or limited liability company.

         ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

            o Added as exhibits certain additional material contracts, including certain contracts relating to the transfer of common stock by prior management and affiliates, contracts relating to our January 30, 2006 private placement of Series A convertible preferred stock and warrants and an advisory agreement with one of our consultants.

         In accordance with Rule 12-b15 of the Securities Exchange Act of 1934, we are required to include in this Amendment No. 3 the entire Item 1, Item 1A,
Item 2, Item 7, Item 8, Item 12 and Item 15 to address the amendments referred to above.

         This Amendment No. 3 continues to speak as of the date of the Annual Report and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the filing of the Annual Report, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.

                                     PART I

ITEM 1. - BUSINESS

OVERVIEW

         We are principally engaged in the meat and food processing business in The People's Republic of China (the "PRC"). In April 2006, we were ranked by the China Meat Association as the sixth largest producer in the national meat industry. Our five processing plants, which are located in Henan Province in the PRC, have a total of seven production lines with an aggregate processing capacity of approximately 345 metric tons per day, based on an eight-hour working day, or approximately 132,000 metric tons on an annual basis. We also have recently begun the production and sale of vegetables and fruits and have contracts with more than 120 farms in Henan Province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes. Our products are sold under the "Zhongpin" and "Shengpin" brand names.

         According to an April 2005 report of the United States Department of Agriculture, the PRC is the largest food consuming nation in the world and is the world's largest pork producer and consumer. The meat and meat processing industry in the PRC is regarded by the central government as a "key" industry and certain participants in the industry, including our company, receive special tax incentives and technology subsidies. According to a market analysis of the fresh and processed meat industry in the PRC published in June 2005 by Access Asia Limited, an independent research organization ("Access Asia"):

            o In 2004, domestic demand for meat and related products in the PRC totaled 72,360,000 metric tons and such demand is expected to reach 100,000,000 metric tons by 2010;

            o The total domestic production value of meat and related products in the PRC in 2004 was US$84 billion and the estimated production value in 2010 is expected to reach US$120 billion;

            o Domestic per capita meat consumption in the PRC was estimated to be approximately 49 kg in 2004 and is expected to increase to 70-80 kg by 2010; and

            o Per capita consumption of meat in urban areas in the PRC is twice the amount of the national average.

         Our customers include over 11 international or domestic fast food companies in the PRC, over 31 export-registered processing factories and over 1,360 school cafeterias, factory canteens, army posts and national departments. We also sell directly to over 2,330 retail outlets, including supermarkets, within the PRC.

         To differentiate our company from other market incumbents, we also have successfully implemented a unique retail strategy that includes the establishment of a network of showcase stores, branded network stores and supermarket counters that are exclusive retailers of our product lines. At August 15, 2006, we had a total of 79 showcase stores, 583 network stores and 1,671 supermarket counter locations.

         We believe we are a market leader in the meat and meat products industry in the PRC and that the principal strengths of our company are as follows:

            o We have a vertically-integrated fresh meat, meat products, fresh produce and fruit supply chain from farming, slaughtering, cutting, processing and wholesaling to retailing;

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

            o We have implemented a comprehensive logistics management program and have an efficient delivery system that utilizes over 158 temperature-controlled container trucks and public railway services;

            o Based upon our historical growth rates, we believe our experienced management team, led by our founder and Chairman, Mr. Zhu Xianfu, has the ability to grow and expand our business;

            o     We have an emphasis on quality assurance systems;

            o We have a comprehensive brand building strategy and brand equity management;

            o We have an innovative product development program, with more than 140 new products now under development; and

            o We experienced average annual revenue growth of 43% (cumulative growth of 322%) and average annual profit growth of 60% (cumulative growth of 553%) from 2001 through 2005.

DEVELOPMENT OF BUSINESS

         We are a holding company and conduct substantially all of our production, marketing, finance, research and development, and administrative activities through our indirect subsidiaries located in the PRC. In 1993, Changge Meat Factory was established in the PRC as a state-owned meat processing factory from a spin off of a larger state-owned enterprise. In 1997, certain members of our current management team purchased the business in connection with a privatization scheme and restructured the enterprise under the name Changge Zhongpin Food Industry Co., Ltd. as a privately-held entity with six shareholders. In 2000, Changge Zhongpin Food Industry Co., Ltd. changed its corporate name to "Henan Zhongpin Food Share Co., Ltd." ("Henan Zhongpin") and, in order to comply with regulations under Chinese law regarding the use of the word "Share" in Henan Zhongpin's corporate name, Henan Zhongpin Food Co., Ltd. was incorporated as a wholly-owned foreign enterprise ("WOFE"). In 2001, Henan Zhongpin purchased Yanling Meat Factory and established a share-holding subsidiary company, Henan Zhongpin Industry Co., Ltd. In 2004, Henan Zhongpin established a subsidiary company,

Henan Zhongpin Imports and Exports Trade Co., Ltd., to conduct its international business operations.

         To enable Henan Zhongpin Food Co., Ltd. to raise equity capital from investors outside of the PRC, on July 21, 2005, Henan Zhongpin Food Co., Ltd. established a holding company by incorporating Falcon Link Investment Limited ("Falcon Link") in the British Virgin Islands. On September 15, 2005, Falcon Link acquired all of the equity interests in Henan Zhongpin Food Co., Ltd., which is the controlling shareholder of Henan Zhongpin.

         Various regulatory bodies in the PRC have issued regulations restricting foreign investment in domestic enterprises. Pursuant to the "Notice of Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purposes Vehicles", or SAFE Circular No. 75, issued by the PRC State Administration of Foreign Exchange ("SAFE") on October 21, 2005, (i) a PRC citizen residing in the PRC (a "PRC Resident") must register with the local branch of SAFE before it establishes or controls an overseas special purpose vehicle, or SPV, for the purposes of overseas equity financing (including convertible debts financing );
(ii) when a PRC Resident contributes the assets of or its equity interests in a domestic enterprise into an SPV, or engages in overseas financing after contributing assets or equity interests into a SPV, such PRC Resident must register his or her interest in the SPV and the change thereof with the local branch of SAFE; and (iii) when the SPV undergoes a material event outside of the PRC, such as change in share capital or merger and acquisition, the PRC Resident must, within 30 days from the occurrence of such event, register such change with the local branch of SAFE. PRC Residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006.

         In connection with the formation of Falcon Link, the six individual shareholders of Henan Zhongpin each submitted a registration form to the local SAFE branch and received all required regulatory approvals with respect to his respective ownership interests in the offshore company. Such shareholders are required to file an amendment to such registration if Falcon Link or our company experiences material events, such as changes in share capital, share transfers, mergers and acquisitions or the use of assets in the PRC to guarantee offshore obligations. We believe we and our subsidiaries, and the six individual shareholders of Henan Zhongpin, are in compliance with SAFE Circular No. 75 and all other laws and regulations in the PRC involving the formation of an SPV or the financing of a PRC company by an offshore company controlled by PRC residents.

         We were incorporated in the State of Delaware under the name "Strong Technical, Inc." on February 4, 2003. Prior to March 30, 2005, we had been engaged in the business of supplying skilled workers and engineering professionals (engineers, designers and draftspersons) to businesses on a temporary basis. Our efforts were focused primarily in the petro-chemical, pharmaceutical and nuclear power industries, and the personnel we supplied to our customers were independent contractors to our company.

         In early January 2005, Richard Armstrong, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer at that time and reportedly the beneficial owner at that time of 422,642 shares of our common stock, or approximately 84.1% of the outstanding shares of our common stock, retained Scott Neil as a consultant to Mr. Armstrong and his family to explore opportunities to maximize the value of their shares of common stock of our company. We believe Mr. Neil was assigned the task of seeking industry partners or other strategic purchasers for the company as a whole and exploring alternatives for maximizing the value of the Armstrong family ownership of our company, including the possibility of selling control of our company through the sale and transfer of the shares of our common stock beneficially owned by members of the Armstrong family. We have been advised that Mr. Neil was not paid any cash compensation for his consulting efforts, but instead was offered the opportunity to purchase shares of our common stock from Mr. Armstrong's son, Christopher Armstrong, which shares were at that time registered for resale under the Securities Act under our registration statement on Form SB-2 that was declared effective by the Commission on October 21, 2004. In consideration for his consulting services, on or about January 5, 2005, Mr. Neil purchased 17,257 shares of our common stock from Christopher Armstrong for nominal consideration, of which 15,983 shares were re-sold by Mr. Neil on March 30, 2005 as described below.

         In late February 2005, Mr. Neil approached Halter Capital Corporation, a company with which Mr. Armstrong had no prior relationship or dealings ("Halter Capital"), regarding the desire of Mr. Armstrong to raise funds through the sale of his shares of our common stock. In early March 2005, Mr. Neil introduced Mr. Armstrong to Kevin Halter, Jr., the President of Halter Capital. Between the date of such meeting and March 15, 2005, Messrs. Armstrong and Halter reached agreement that Halter Capital would purchase 414,014 of Mr. Armstrong's shares for an aggregate purchase price of $273,500, and a definitive purchase agreement was executed by Halter Capital, Mr. Armstrong and our company on or about March 15, 2005. During the course of such negotiations, Mr. Armstrong inquired as to whether Halter Capital knew of other potential purchasers for the purchase of additional outstanding shares of our common stock, and Halter Capital introduced Mr. Armstrong to two investors who agreed on or about March 15, 2005 to purchase an aggregate of 84,584 shares of our common stock from Mr. Armstrong and other holders of our common stock. The individual purchasers and sellers of such shares, the number of shares transferred and the amount paid for such shares, are as follows:

                                                                         Aggregate
                     Seller                  Number of Shares         Purchase Price              Purchaser
                     ------                  ----------------         --------------              ---------
       Heather Roberts                             21,217               $      500            Patricia Gunter
       Brigette McLemore                           21,217                      500            Richard Coombe
       Scott Neil                                  15,983                  274,000            Patricia Gunter
       Stacy Gilfry                                14,145                      500            Richard Coombe
       Richard Armstrong(1)                         7,355                      500            Richard Coombe
       Jonathan and Suzanne Rich                    2,405                   25,000            Patricia Gunter
       Don Rogers                                   1,697                   50,000            Patricia Gunter
       Christopher Armstrong                          565                      500            Richard Coombe
                                                   ------
                                                   84,584
                                                   ======

----------------

(1) Of the 422,642 shares of our common stock owned by Mr. Armstrong on March 30, 2005, 414,014 shares were sold on such date to Halter Capital, 7,355 shares were sold on such date to Richard Coombe and 483 shares were subsequently sold in the open market. We have been advised that Mr. Armstrong has retained ownership of 790 shares.

         In determining the respective purchase prices of the shares sold on March 30, 2005 by Mr. Armstrong and the other selling stockholders of our company, Mr. Armstrong, such sellers and the purchasers agreed that an aggregate purchase price of $625,000 would be paid by the purchasers, and that Mr. Armstrong would be able to allocate the proceeds among the sellers in his discretion. Messrs. Armstrong and Neil had previously agreed that in consideration of the consulting services rendered by Mr. Neil to the Armstrong family, Messrs. Armstrong and Neil would share equally in the gross proceeds received by them in any sale of shares of our common stock to a purchaser introduced by Mr. Neil, including Halter Capital. In allocating the proceeds of such sale, Messrs. Armstrong and Neil agreed that Messrs. Armstrong and Neil would each receive $274,000 of the gross proceeds of such sale, Don Rogers and Jonathan Rich, each of whom had participated in the operations of our temporary staffing business at such time, would receive $50,000 and $25,000, respectively, from such proceeds and the four remaining selling stockholders would each receive $500 of such proceeds.

         We have been advised by Halter Capital that, at the time it acquired a controlling interest in our company, Halter Capital had no interest in pursuing our then-existing business operations and that it acquired our company with the view of using our company as an acquisition vehicle to acquire an operating company located in the PRC. On March 30, 2005, Halter Capital acquired an 82.4% controlling interest in our company from Mr. Armstrong and on such date we discontinued our operations as a supplier of temporary personnel. In connection with such acquisition, all of our officers and directors at that time, including Mr. Armstrong, resigned as officers and directors of our company, Mr. Halter was elected as a director of our company and as our President and Chief Executive Officer and, pursuant to the purchase agreement relating to such acquisition, we transferred and assigned to Mr. Armstrong all intellectual property rights, customer lists, provider lists and agreements, business methods and goodwill associated with the technical staffing business of our company. Commencing on March 30, 2005, we continued our operations as a public "shell" corporation with no significant revenues or assets as we attempted to develop various business opportunities in the PRC.

         In mid-December 2005, Mr. Halter was introduced by Halter Financial Group, L.P., which in turn was introduced by representatives of Pinnacle China Fund, L.P., an institutional investor that was at that time considering an investment in our company, to representatives of Falcon Link, which was in the process of raising capital in the United States and was seeking a public "shell" company with which it could enter into a business combination for the purpose of establishing a publicly-traded holding company in the United States. Between the date of such introduction and January 30, 2006, Mr. Halter negotiated with representatives of Falcon Link, including representatives of TN Capital Equities Ltd., the placement agent for Falcon Link's private placement in the United States, and Falcon Link's counsel, regarding the terms of a proposed business combination between our company and Falcon Link.

         On January 30, 2006, we acquired all of the outstanding shares of Falcon Link in exchange for the issuance by us of an aggregate of 11,250,005 restricted shares of our common stock to the shareholders of Falcon Link. In connection with such share exchange, all of our officers and directors at that time, including Mr. Halter, resigned as officers and directors of our company, and our current directors were elected to our board and our current executive officers were appointed. In addition, Falcon Link entered into an advisory agreement with HFG International Limited, a Hong Kong corporation affiliated with Halter Financial Group, L.P. ("HFG"), pursuant to which Falcon Link paid HFG a fee in the amount of $350,000 in consideration of advisory and consulting services to be rendered by HFG relating to Falcon Link's efforts to operate as a U.S. public company. As a result of our share exchange with Falcon Link, which is commonly referred to as a "reverse acquisition," Falcon Link became our wholly-owned subsidiary and we changed our corporate name to Zhongpin Inc.

         Our corporate organizational chart is set forth below.

-------------------------------------
             Zhongpin Inc.
-------------------------------------
                  |
                  |  100%
                  |
                 \ /
--------------------------------------
Falcon Link Investment Limited (B.V.I)
--------------------------------------
                  |
                  | 100%
                  |                                              Outside China
==================|=============================================================
                  |                                                 In China
                 \ /
-------------------------------------       ---------------------------
Henan Zhongpin Food Co., Ltd. (WOFE)         Individual Shareholders(1)
-------------------------------------\      ---------------------------
                  |                   \     |
                  |                    \    |
                  | 90%         In Trust\   | 10%
                  |                      \  |
                  |                       \ |
                  |                        \|
                  |                         |
                 \ /                       \ /
              --------------------------------------
                Henan Zhongpin Food Share Co., Ltd.
              --------------------------------------
                                        |     |     |
                                        |     |     |
--------------------------------------  |     |     |         --------------
Ben Baoke | Tang Jin Yang | Gu Bao Jun  | 88% | 100%| 88.93%    Li Jun Wei
--------------------------------------  |     |     |         --------------
    |             |             |       |     |     |                |
    |             |             |       |     |     |                | 11.07%
    | 4%          |4%           |4%     |     |     |                |
    |             |             |       |     |     |                |
   \ /           \ /           \ /     \ /    |    \ /              \ /
--------------------------------------------  |  -------------------------------
      Henan Zhongpin Industry Co., Ltd.       |    Henan Zhongpin Imports and
--------------------------------------------  |       Exports Trade Co., Ltd.
                                              |  -------------------------------
                                             \ /
                       ----------------------------------
                          Zhumadian Zhongpin Food Ltd.
                       ----------------------------------


------------
(1) Under the laws of the PRC, Henan Zhongpin is required to have at least five individual shareholders to use the word "share" in its corporate name. In connection with the formation of Henan Zhongpin, each of the individual shareholders of Henan Zhongpin (Xianfu Zhu (7.16%), Baoke Ben (0.74%), Shuichi Si (0.53%), Qinghe Wange (0.54%), Chaoyang Liu (0.55%) and Juanjuan Wang (0.47%)) entered into an agreement with Henan Zhongpin Food Co., Ltd., the controlling shareholder of Henan Zhongpin, pursuant to which such individual shareholders irrevocably assigned to Henan Zhongpin Food Co., Ltd. all of the economic benefits to which he is or may be entitled as a shareholder of Henan Zhongpin. As a result of such agreements, Henan Zhongpin Food Co., Ltd., which is a wholly-owned indirect subsidiary of our company, is entitled to 100% of any cash dividends declared and paid by Henan Zhongpin and to vote all outstanding shares of capital stock of Henan Zhongpin in any action by the shareholders of Henan Zhongpin.

INDUSTRY OVERVIEW

         THE MEAT INDUSTRY IN THE PRC. According to an April 2005 report of the United States Department of Agriculture, the market for pork in the PRC is the largest in the world, accounting for more than 54% of global production and consumption. In value terms, the PRC's overall meat industry is the second largest sector in the country's entire retail food market basket. Historically, the vast majority of meat sales in the PRC have taken place in free wet markets, most of which are to be found in open-air markets or on streets. These markets provide a venue through which the customer can buy live poultry or freshly slaughtered meat produce direct from local farmers. However, as a result of new hygiene regulations that were introduced by the Chinese government in 1995, governmental agencies recently have encouraged the replacement of open air markets by supermarkets and convenience stores, and the market share of open air markets has continued to decline. We believe this trend will favorably impact our wholesale business and will add additional customers for the network of showcase stores, branded network stores and supermarket counters that retail our products on an exclusive basis.

         The meat industry in the PRC is characterized by fragmentation, sanitation and hygiene issues, as well as social demographic trends. The meat industry is highly fragmented, and supply is extremely localized with limited distribution capability. The PRC's vast geography and under-developed transport infrastructure have made it difficult to create national or even regional level competition in the industry and thus, there are no genuine market leaders.

         According to a market analysis of the fresh and processed meat industry in the PRC prepared in June 2005 by Access Asia,

            o In 2004, the meat sector (fresh, frozen and processed) made up 13.23% of the total value of the PRC's retail food market basket, a proportion that has remained relatively constant;

            o The total retail value of the PRC's fresh meat sector was approximately RMB313.33 billion (US$37.86 billion) in 2004; and

            o The fresh meat sector continues to dominate the total meat and meat products market in the PRC, which registered a value of RMB334.96 billion (US$40.47 billion) in 2004. Social and demographic trends have dictated a switching of consumer preference from processed meat in the earlier decades to a growing demand for frozen and fresh/chilled meat.

         According to Access Asia, factors that initiated this structural change include:

            o Increasing demand and ownership in the PRC of household appliances, especially refrigerators and microwave ovens. By the early 1990's, the penetration rate for household ownership of refrigerators was close to 100% in many major cities, depending on the economic prosperity of the region.

            o Improvements in hygiene and sanitation, and the establishment of the cold chain infrastructure, in the PRC have elongated the wholesale and retail process. The cold chain infrastructure refers to the complex network of processes and services used to transport and preserve edible products in a controlled temperature environment. Modern preparation and storage methods in the PRC have resulted in longer life cycles for frozen and fresh/chilled meat products. Superior taste and nutrition, aided by the cold chain infrastructure have allowed fresh/chilled and frozen meat products to become preferences for today's consumers in the PRC, at the expense of highly processed meat products.

            o Increases in per capital income in the PRC, as well as a proportionate share of such increase spent on food. In the PRC, roughly one-third of every new dollar of income is spent on food, and meat is a major target for much of the new spending.

            o The PRC's new middle class, defined as those with annual incomes of at least 40,000 RMB (US$5,000), numbered approximately 60 million people in 2002 and, according to Access Asia, is expected to climb sharply to 160 million by 2010.

         There are no governmental restrictions on the ability of foreign entities to enter the meat and food processing business in the PRC, which has been designated an encouraged industry for foreign investment.

         THE RETAIL MEAT MARKET. According to Access Asia, total volume sales of fresh and processed meat and meat products in the PRC increased to 25.69 million tons (23.30 million metric tons) in 2004, which represented an increase of approximately 46.74% from 1998 sales levels. Access Asia also reported that, as the market matures, total growth is expected to continue its slowdown, eventually settling at approximately 5-6% per annum in volume terms. Consumption volumes are likely to increase as more consumers reach a standard of living that enables them to eat meat and meat products at home on a more frequent basis.

         According to Access Asia, in 2004, the meat and meat products sector in the PRC accounted for 13.23% of the national retail food market basket in terms of value, which was second only to the vegetable sector. Prior to the economic reforms that commenced in the PRC in 1978, meat was traditionally eaten in the PRC only when money could allow, or on special occasions. As a result, as recently as 25 years ago, regular meat consumption was out of the reach of approximately 200 million people living under the absolute poverty line. The introduction of economic reforms in the PRC in the late 1970s has allowed the number of citizens living under absolute poverty levels to decline to less than 50 million individuals. This has enabled more consumers to enjoy meat on a regular basis. In the cities, most consumers can afford to eat meat at any time without regard to cost.

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

         INCREASE OUR BRAND RECOGNITION. We believe sustainable growth can best be achieved through a recognizable brand name, and we are focused on building the best nationally-known brand name in the food business in the PRC. We intend to invest heavily in building our "Zhongpin" brand as a unique identity and to position our brand platform to create the perception and image of "HEALTH, NUTRITION, FRESHNESS AND QUALITY" in the minds of our customers.

         We intend to build our brand by building a comprehensive brand awareness program that will focus on advertising and promotion, pricing strategies, distribution channels and packaging design and functionality. In addition, in order to differentiate the quality of our products from those of our competitors and to help foster strong brand recognition with consumers, we have supplemented our wholesale distribution channels by establishing and implementing a network of specialty, high-end boutique grocery stores to showcase our meat, vegetable and fruit products. At August 15, 2006, we had 79 showcase stores, 583 network stores and 1,671 "Zhongpin" supermarket counters. We believe our retail stores will help create additional brand awareness that will benefit our wholesale customers and will showcase all of our products in a manner that will provide the consumer with a broader view of our strategies and goals.

         EXPAND OUR MARKET PRESENCE. In the PRC, the pork industry is highly fragmented and supply is extremely localized with limited distribution capability. The vast geography and under-developed transportation infrastructure in the PRC have made it difficult to create national or even regional competition in the meat and fresh foods industry, and no genuine market leaders have emerged.

         We regard our logistics capabilities as the keystone to our growth strategy and believe our comprehensive plan for logistics management, which includes the integration and coordination of our transportation, warehouse management and inventory control systems, as well as the integration of our marketing and manufacturing efforts, will enable us to accelerate our growth by expanding our operations across the PRC and internationally. At August 15, 2006, we operated sales offices and warehouses in over 50 cities in the PRC, including Shanghai, Beijing, Guangzhou, Zhengzhou, Wuhan and Xi'an. We plan to expand our network of sales offices and warehouses in up to ten additional cities in the PRC by the end of 2006, and are targeting cities with over 1,000,000 residents, annual per capita income exceeding 10,000 RMB ($1,245) and good infrastructure, including transportation, telecommunications and a positive commercial environment.

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

         EXPAND OUR PRODUCT LINES. At August 15, 2006, our product line included over 170 unique meat products and over 20 different categories of vegetables and fresh fruits. In 2000, we established a research and development center to help us develop new processing technologies and food products. We also work with 14 unaffiliated scientists and experts who act as our outside technical consultants in the development of new processes and products. Our strategic planning and marketing departments also conduct market studies, seek to spot developing trends in the meat and fresh foods industries and evaluate the ever-changing consumer consumption patterns in the PRC. We intend to strengthen our market position and accelerate our growth by introducing new lines of low temperature meat products with a view to maintaining customer interest and creating new demand. We also believe the introduction of new products will broaden our product range and make it more difficult for new competitors to enter the market or to attain significant sales or market share upon entry into the market. At August 15, 2006, we had more than 140 new products under development.

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

         CHILLED PORK. In our production of chilled pork, meat is chilled but not frozen at a temperature of between 32(degrees) F (0(degrees)C) and 39.2 (degrees)F (4(degrees)C), immediately after it is cut and packed, and thereafter maintained at that temperature during storage or transportation. This serves to preserve the freshness and quality of the meat. Chilled pork will usually have to be consumed within one week from the time of slaughter.

         While chilled pork generally is more costly than frozen pork, our market research indicates a trend among customers toward chilled pork and away from frozen pork. Most of the chilled pork we produce is distributed and sold to domestic customers who comprise mainly fresh food distributors and wholesalers, markets and supermarkets located in the cities of Henan Province and 20 other provinces in which our products are sold.

         FROZEN PORK. In the production of our frozen pork, the meat is frozen at -31(degrees)F (-35(degrees)C) to -40(degrees)F (-40(degrees)C) for 48 hours, after which it is stored or transported at a constant temperature of between -0.4 (degrees)F (-18(degrees)C) to -13(degrees)F (-25(degrees)C). Generally, frozen pork can be kept for about six months from the time of slaughter. Frozen pork is cheaper relative to chilled pork at the retail level. Food and food processing companies usually require frozen pork in their production of processed meats such as luncheon meat and canned, stewed meat. In the PRC, most of the pork sold in markets, supermarkets and restaurants is frozen. The domestic customers for our frozen pork include food processing companies and food distributors.

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

         PREPARED MEATS. We also produce our own brand of prepared meats, such as sausages, hams and Chinese cured hams, as well as five categories of quick-freeze prepared meats consisting of more than 110 items.

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

         Since 2001, we have been contracting with farms to produce selected vegetables and fruits. Our technicians are sent to candidate farms to test the soil and water quality and to evaluate local climatic conditions. Vegetables and fruit grown at the candidate farms are evaluated in our laboratories. If the quality of the farm products meets our standards, we enter into a contract with the farm for the purchase of a stated minimum amount of products. Seeds, fertilizer and pesticides are generally provided by us to the contracted farm at wholesale prices. During the growing season, the vegetables or fruit at the contracted farms are monitored and tested. At harvest, produce is tested and purchased based on product criteria stated in the contract.

MANUFACTURING AND PRODUCTION

         For each of the years ended December 31, 2003, 2004 and 2005 and the six months ended June 30, 2006 substantially all of our assets, including all of our material assets, were located in the PRC.

         We own and operate two abattoirs, one in Changge City, Henan Province and the other in Yanling, Henan Province, to carry out the business of slaughtering pigs and the production and sale of chilled and frozen pork products. The abattoirs include five processing plants, with a total of seven production lines. Our current total production capacity for chilled pork and frozen pork is 345 metric tons per day, based on an eight-hour working day, or approximately 132,000 metric tons on an annual basis. We began construction of a third fully-dedicated case-ready plant in Zhongpin Industrial Park in fiscal 2005. This plant was put into production on February 23, 2006. On a daily eight-working-hour basis, an average of 2,000 pigs (approximately 145 metric tons) are butchered and processed at this location. We expect to increase the meat processing capacity at this plant by 60,000 metric tons on an annual basis. We also have production capacity for prepared meats of 40 metric tons per eight-hour day (or approximately 14,400 metric tons on an annual basis) and for fruits and vegetables of 35 metric tons per 8-hour day (or approximately 12,600 metric tons on an annual basis). We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

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

         PRODUCTION OF CHILLED AND FROZEN PORK PRODUCTS. Our veterinarians ensure that only healthy pigs are slaughtered at our abattoirs. We maintain all of the required licenses and certificates from the relevant central and local government authorities with regard to our pork production business. In May 2002, we were awarded ISO 9001 certification that covers our production, research and development and sales activities. The ISO 9001 certification indicates that our abattoirs and pork production operations comply with international standards of quality assurance established by the International Organization of Standardization. All of our production lines have also passed HACCP (Hazard Analysis and Critical Control Point) under GMP (Good Manufacturing Practice) and SSOP (Sanitation Standard Operating Procedure in the PRC).

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

         A high level of hygiene is maintained at our abattoirs. All staff and visitors who enter the abattoirs must first put on protective clothing and be sterilized with disinfectant. All packaging materials used for meat must also be sterilized.

         At August 15, 2006, a total of 83 employees worked in our quality assurance program, of which 14 were quality control engineers and 69 were staff. The quality control laboratory meets and exceeds all standards set by the authorities and relevant agencies in the PRC.

         STORAGE AND TRANSPORTATION OF PORK PRODUCTS. The pork products from freshly slaughtered pigs at our abattoirs are blast frozen after slaughtering to prevent deterioration of the meat caused by bacteria or chemical changes. Frozen meat is stored in cold storage facilities at a temperature of between -9.4(degrees)F (-23(degrees)C) and -0.4(degrees)F (-18(degrees)C) for 24 hours before being transported. Chilled meat is chilled to between 32(degrees)F (0(degrees)C) and 39.2(degrees)F (4(degrees)C) before being transported to customers. The chilled and frozen pork are maintained within the requisite temperature ranges, during subsequent handling, transportation and distribution to retain freshness and to prevent deterioration of the meat.

SALES, MARKETING AND DISTRIBUTION

         Our key customers are principally supermarkets and large retailers in the PRC. For the years ended December 31, 2003, 2004 and 2005, sales to our five largest customers amounted in the aggregate to approximately $8.4 million, $11.1 million and $15.5 million, respectively, accounting for approximately 28%, 26% and 22%, respectively, of our total revenue. For the years ended December 31, 2003, 2004 and 2005, no customer accounted for 10% or more of our consolidated revenues. No material amount of our business is dependent on government contracts.

           Sales volume for the meat industry typically increases during the period leading to the one-week celebration of the Chinese Spring Festival, which usually takes place in early February. In general, demand for pork tends to be the greatest during the first quarter of the year due to the tendency of consumers to eat greater amounts of meat during the Spring Festival and the colder period of the year. The third quarter typically is the slower season for the industry due to the slight drop in meat consumption during the hot summer months. In general, we do not expect a material seasonal impact on our revenues.

         We have sales offices and warehouses in 50 cities in the PRC, extending from Henan Province, in which our headquarters is located, to South China, East China, North China and the South midland of the PRC. We plan to further expand our network of sales offices and warehouses in 10 other cities in the PRC by the end of 2006 in order to meet consumer demand.

         We market our pork products through a sales team and a network of agents in 20 provinces and four cities with special legal status throughout the PRC. The sales team is responsible for securing orders for our pork products, maintaining and building relationships with existing customers and for securing new customers. Our sales team is also involved in identifying new markets in line with the existing customer base and our geographical expansion plans.

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

         In addition, our sales teams travel and market pork products, vegetables and fruits to potential customers in Europe, Russia, the United States, Hong Kong and selected countries in Asia. During the years ended December 31, 2003, 2004 and 2005, we exported approximately 1,645 tons (1,672 metric tons), 2,588 tons (2,630 metric tons) and 4,011 tons (4,076 metric tons), respectively, of pork products, and 571 tons (580 metric tons), 846 tons (860 metric tons) and 1,102 tons (1,120 metric tons), respectively, of vegetables and fruits.

         The following table sets forth for the three years ended December 31, 2005 the amount and percentage of our revenues derived from our sales of products to customers located in the United States, the PRC and all foreign countries other than the PRC based upon the locations to which our products were shipped.

                                                           Year Ended December 31,
                                  ----------------------------------------------------------------
                                         2005                   2004                  2003
                                  -------------------    -------------------   -------------------
                                  AMOUNT   PERCENTAGE    AMOUNT   PERCENTAGE   AMOUNT   PERCENTAGE
                                  ------   ----------    ------   ----------   ------   ----------
                                       (U.S. dollars in thousands)
The People's Republic of
   China .................       $65,913      89.8%     $38,722      90.5%     $26,870      91.0%
Other foreign countries ..         7,487      10.2        4,065       9.5        2,723       9.0
United States of America .            --        --           --        --           --        --
                                 -------     -----      -------     -----      -------     -----
          Totals .........       $73,400     100.0%     $42,787     100.0%     $29,593     100.0%
                                 =======     =====      =======     =====      =======     =====

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

         The showcase stores are designed to highlight all of our products, as well as to provide customers with a broad view of our strategies and goals. At August 15, 2006, there were 79 showcase stores, most of which were located at "Main & Main" locations in major cities within Henan Province. The showcase stores are owned and operated by independent operators, but share the same design and physical layout, and are managed in accordance with our operating procedures. All employees of these stores are required to undergo our vigorous three-month training program. In addition, we establish the merchandising and pricing policies of these stores. On average, approximately 90% of all revenues generated in these stores are derived from sales of our products.

         NETWORK STORES. In addition to the showcase stores, we sell products through network stores that are owned and operated by independent operators. At August 15, 2006, there were 583 network stores that were generally located in the larger cities in Henan Province and adjoining provinces. We provide the operators of the network stores standardized physical designs and layouts for each store, and the operators of the network stores manage the business following our management guidelines and pricing policies. Each store has the right to use "Zhongpin" logos and brands. On average, approximately 70% of the revenues generated from such stores are derived from the sale of our branded products.

         ZHONGPIN SUPERMARKET COUNTERS. We also have established "Zhongpin" supermarket counters in supermarkets and local markets. At August 15, 2006, there were 1,671 Zhongpin supermarket counters. The counters are exclusive purveyors of our meats and meat products. These counters are owned and operated by the supermarkets and local markets. A majority of the "Zhongpin" counters at supermarkets use our standardized physical design and layout in addition to related rules and guidelines provided by the supermarket partners.

RESEARCH AND DEVELOPMENT

         Research and development continues to be a significant component of our strategy to extend our existing brands and product lines and expand into new branded items and product lines. In 1999, Henan Zhongpin founded Zhongpin Technology Research and Development Center, a food research institute in Changge City, Henan Province. In 2000, Henan Zhongpin established a technology center, which has evolved into the technical research center for the entire meat industry in Henan Province. At August 15, 2006, the research center employed 49 scientists and technicians. The mission of the research center is to develop new processing technologies and food products. In addition, our product development team works with the China Meat Processing Research Center, the premier research institute for meat processing technology in the PRC, and we have jointly established a research center in Beijing. We also work with scientists and researchers from Beijing University, China Agricultural University, the Chinese

Academy of Agricultural Science, Henan Agricultural University and other universities to develop production technologies and innovative meat products. At August 15, 2006, we had relationships with 14 scientists and experts who act as our outside technical consultants.

         The meat and meat processing industry in the PRC is regarded by the central government as a "key" industry and certain participants in the industry, including our company, receive special technology subsidies and research grants for undertaking "technologies plan projects" for the government. To receive these subsidies and grants, the recipients must complete the research and development objectives assigned by the government, and all funds must be used to pay project-related costs, such as training fees, laboratory costs or the costs of importing technology. As a qualified company, we are undertaking research and development projects for both the central government and the Henan provincial government.

         During 2005, we launched over 40 new products that were developed in our technology center and we currently have more than 140 new products under development. Our expenditures for research and development for the years ended December 31, 2003, 2004 were approximately $284,000, $435,000 and $723,000, respectively.

INTELLECTUAL PROPERTY

         We regard brand positioning as the core of our competitive strategy. Since the ultimate aim of our business strategy is to satisfy the customer, gaining a valued position in the minds of customers is of paramount importance. Our branding process seeks to create a unique identity and to properly position our brand platform. We intend to position our brands, "Zhongpin" and "Shengpin," and to protect our brand identity, in order to create the perception and image of "HEALTH, NUTRITION, FRESHNESS AND QUALITY" in the minds of our customers.

         We currently have registered trademarks for "Zhongpin" and "Shengpin" in the PRC, and have applied, or are in the process of applying, to register those marks in a number of other significant jurisdictions around the world, including Australia, Belgium, Canada, France, Germany, Holland, Japan, Philippines, Russia, Singapore, South Korea, the United Kingdom and the United States.

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

         We also may seek to register our trademarks in certain jurisdictions as a protective measure against the unauthorized use or registration of such marks by third parties that are not affiliated with our company. For example, while we have not in the past either directly or indirectly through our affiliates or, to our knowledge, indirectly through unaffiliated third-party distributors marketed or sold any of our products in North Korea, and we have no intention or plans to do so in the future, we took steps to register our marks in North Korea to protect against the use of such marks or such filings by unauthorized third parties. While such application for registration has been withdrawn, we may take similar steps to protect our marks and other intellectual property against unauthorized appropriation in other jurisdictions.

COMPETITION

         The production and sale of meat and food products in the PRC and internationally are highly competitive. There are numerous producers of processed meat products in the PRC, a number of which market their products under different brand names. We believe most of these producers have only one or two lines of production facilities and sell their products primarily in the areas surrounding their facilities. Due to the lack of logistics capabilities, we believe there are no national market leaders in the meat industry in the PRC. As a result, our products compete with different brands in different areas of the PRC. A number of our competitors, including Henan Shuanghui (Shineway) Food Co., Ltd., Yurun Food Group Limited and People's Food Holdings Limited, have greater resources, own or control more processing plants and equipment, or offer a larger product line than we do. In addition, a number of the world's largest food processing companies have recently established joint ventures with food manufacturers or producers in the PRC, and we expect competition from these ventures to increase in the future.

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

         The Tenth Five Year Development Programming of the China Meat Industry, promulgated in 2001, set the following guidelines:

            o Encourage comprehensive improvements in automation of abattoirs in "First-Tier" and "Second-Tier" cities and key provinces to improve the sanitary condition and the safety of meat products consumption. In the PRC, First-Tier cities refer to provincial capitals, municipalities directly under the Central Government (such as Beijing, Shanghai, Tianjin, and Chongqing), and municipalities directly linked with the Central Government in taxation (i.e., such cities do not need to send revenues to the provincial government) (such as Shenzhen, Ningbo, Qingdao, Dalian and Xiamen), whereas Second-Tier cities refer to cities with a population above 500,000, not including First-Tier cities.

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

EMPLOYEES

           As of August 15, 2006, we employed 2,432 employees, of whom 1,692 were operating personnel, 483 were sales personnel, 49 were research and development personnel and 208 were administrative personnel. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.


ITEM 1A. - RISK FACTORS

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

IF THERE ARE ANY INTERRUPTIONS TO OR A DECLINE IN THE AMOUNT OR QUALITY OF OUR LIVE PIGS, RAW PORK OR OTHER MAJOR RAW MATERIAL SUPPLY, OUR PRODUCTION OR SALES COULD BE MATERIALLY AND ADVERSELY AFFECTED.

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

WE REQUIRE VARIOUS LICENSES AND PERMITS TO OPERATE OUR BUSINESS, AND THE LOSS OF OR FAILURE TO RENEW ANY OR ALL OF THESE LICENSES AND PERMITS COULD REQUIRE US TO SUSPEND SOME OR ALL OF OUR PRODUCTION OR DISTRIBUTION OPERATIONS.

         In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business, including, without limitation, a slaughtering permit in respect of each of our chilled and frozen pork production facilities and a permit for production of industrial products in respect of each of our processed meat production facilities. We are required to comply with applicable hygiene and food safety standards in relation to our production processes. Our premises and transportation vehicles are subject to regular inspections by the regulatory authorities for compliance with applicable regulations. Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our production or distribution operations, which could disrupt our operations and adversely affect our revenues and profitability.

OUR ABILITY TO EXPORT MAY BE RESTRICTED IF WE CANNOT MAINTAIN CURRENT LICENSES OR OBTAIN ADDITIONAL LICENSES IN OTHER COUNTRIES AND REGIONS.

         For the three years ended December 31, 2003, 2004 and 2005 revenue attributable to our export business as a percentage of our total revenue was approximately 9.2%, 9.5% and 10.2%, respectively. We must maintain certain licenses from applicable foreign governments in order to continue to export to those jurisdictions. In addition, we must apply for licenses from applicable foreign governments should we desire to export our products to countries with which we currently do not have business relations. We cannot assure you that we can maintain our current licenses for export or obtain licenses to export to countries with which we do not currently have business relations. The loss of any licenses or the inability to obtain new licenses to export may adversely affect the aggregate amount our export sales and the profitability of our business.

THE LOSS OF SENIOR MANAGEMENT OR KEY RESEARCH AND DEVELOPMENT PERSONNEL OR OUR INABILITY TO RECRUIT ADDITIONAL PERSONNEL MAY HARM OUR BUSINESS.

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

         We compete for qualified personnel with other food processing companies, food retailers, logistics companies and research institutions. Intense competition for these personnel could cause our compensation costs to increase significantly, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

OUR GROWTH STRATEGY MAY PROVE TO BE DISRUPTIVE AND DIVERT MANAGEMENT RESOURCES, WHICH COULD ADVERSELY AFFECT OUR EXISTING BUSINESSES.

         Our growth strategy includes the expansion of our manufacturing operations to include new production plants located within Henan Province. In addition, we intend to expand our network of sales offices and warehouses to additional cities in the PRC and may include acquisitions of additional products, manufacturing or production capabilities or sources of supply. The implementation of such strategy may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly-hired employees, assumption of unknown liabilities and potential disputes. We could also experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware.

WE MAY REQUIRE ADDITIONAL FINANCING IN THE FUTURE AND OUR OPERATIONS COULD BE CURTAILED IF WE ARE UNABLE TO OBTAIN REQUIRED ADDITIONAL FINANCING WHEN NEEDED.

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

OUR OPERATIONS ARE CASH INTENSIVE AND OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE FAIL TO MAINTAIN SUFFICIENT LEVELS OF WORKING CAPITAL.

         We expend a significant amount of cash in our operations, principally to fund our raw material procurement. Our suppliers, in particular, suppliers of pigs, typically require payment in full within seven days after delivery, although some of our suppliers provide us with credit. In turn, we typically require our customers of chilled and frozen pork to make payment in full on delivery, although we offer some of our long-standing customers credit terms. We generally fund most of our working capital requirements out of cashflow generated from operations. If we fail to generate sufficient revenues from our sales, or if we experience difficulties collecting our accounts receivable, we may not have sufficient cashflow to fund our operating costs and our profitability could be adversely affected.

WE MAY BE UNABLE TO MAINTAIN OUR PROFITABILITY IN THE FACE OF A CONSOLIDATING RETAIL ENVIRONMENT IN THE PRC.

         We sell substantial amounts of our products to supermarkets and large retailers. The supermarket and food retail industry in the PRC has been, and is expected to continue, undergoing a trend of development and consolidation. As the retail food trade continues to consolidate and our retail customers grow larger and become more sophisticated, they may demand lower pricing and increased promotional programs. Furthermore, larger customers may be better able to operate on reduced inventories and potentially develop or increase their focus on private label products. If we fail to maintain a good relationship with our large retail customers, or maintain a wide offering of quality products, or if we lower our prices or increase promotional support of our products in response to pressure from our customers and are unable to increase the volume of our products sold, our profitability could decline.

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

         Substantially all of our revenues are generated from sales in the PRC. We anticipate that revenues from sales of our products in the PRC will continue to represent a substantial proportion of our total revenues in the near future. Any significant decline in the condition of the PRC economy could, among other things, adversely affect consumer buying power and discourage consumption of our products, which in turn would have a material adverse effect on our revenues and profitability.

WE RELY ON OUR EXCLUSIVE NETWORK OF SHOWCASE STORES, NETWORK STORES AND SUPERMARKET BRAND COUNTERS FOR THE SUCCESS OF OUR SALES AND OUR BRAND IMAGE, AND SHOULD THEY PERFORM POORLY, OUR REVENUES AND BRAND IMAGE COULD BE MATERIALLY AND ADVERSELY AFFECTED.

         In addition to our sales to wholesale customers, we sell our products through showcase stores, network stores and supermarket brand counters. All of these retail based stores exclusively sell our pork products and display the Zhongpin logo on the fascia of the stores. For the years ended December 31, 2003, 2004 and 2005, these retail outlets accounted for approximately 39.0%, 47.0% and 48.0%, respectively, of our total revenue. If the sales performance of our retail based stores deteriorates, this could adversely affect the financial results of the company. In addition, any sanitation, hygiene, or food quality problems that might arise from the retail based stores could adversely affect our brand image and lead to a loss of sales. The company does not own or franchise any of the retail based stores.

WE RELY ON THE PERFORMANCE OF OUR WHOLESALE RETAILER AND MASS MERCHANT CUSTOMERS FOR THE SUCCESS OF OUR SALES, AND SHOULD THEY PERFORM POORLY OR GIVE PRIORITY TO OUR COMPETITORS' PRODUCTS, OUR SALES PERFORMANCE AND BRANDING IMAGE COULD BE MATERIALLY AND ADVERSELY AFFECTED.

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

THE LOSS OF ANY OF OUR SIGNIFICANT CUSTOMERS COULD REDUCE OUR REVENUES AND OUR PROFITABILITY.

         Our key customers are principally supermarkets and large retailers in the PRC. For the years ended December 31, 2003, 2004 and 2005, sales to our five largest customers amounted in the aggregate to approximately $8.4 million, $11.1 million and $15.5 million, respectively, accounting for approximately 28%, 26% and 22%, respectively, of our total revenue. We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

RECENT REGULATORY ENFORCEMENT CRACKDOWNS ON FOOD PROCESSING COMPANIES IN THE PRC COULD INCREASE OUR COMPLIANCE COSTS AND REDUCE OUR PROFITABILITY.

         We believe we are in compliance in all material respects with all applicable regulatory requirements of the PRC and all local jurisdictions in which we operate. However, the PRC government authorities recently have taken certain measures to maintain the PRC food market in good order and to improve the integrity of the PRC food industry, such as enforcing full compliance with industry standards and closing certain food processing companies in the PRC that did not meet regulatory standards. While the closing of competing meat processing plants that do not meet regulatory standards could increase our revenues in the long term, we may also experience increased regulatory compliance costs that could reduce our profitability. We also cannot assure you that our businesses and operations will not be affected as a result of the deteriorating reputation of the food industry in the PRC due to recent scandals regarding food products.

OUR FAILURE TO COMPLY WITH INCREASINGLY STRINGENT ENVIRONMENTAL REGULATIONS AND RELATED LITIGATION COULD RESULT IN SIGNIFICANT PENALTIES, DAMAGES AND ADVERSE PUBLICITY FOR OUR BUSINESS.

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

OUR CONTROLLING SHAREHOLDER HAS SIGNIFICANT INFLUENCE OVER OUR MANAGEMENT AND AFFAIRS AND COULD EXERCISE THIS INFLUENCE AGAINST YOUR BEST INTERESTS.

         Mr. Xianfu Zhu, our controlling shareholder, beneficially owns approximately 54.2% of our outstanding shares of common stock (34.1% including shares of common stock issuable upon conversion of our outstanding shares of Series A convertible preferred stock), and our other executive officers and directors collectively beneficially own an additional 11.9% of our outstanding shares of common stock (7.5% including shares of common stock issuable upon conversion of our outstanding shares of Series A convertible preferred stock). As a result, pursuant to our By-laws and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our Company, including, but not limited to, any shareholder approvals for the election of our Directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our By-laws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

DETERIORATION OF OUR PERISHABLE PRODUCTS MAY OCCUR DUE TO DELIVERY DELAYS, MALFUNCTIONING OF FREEZER FACILITIES OR POOR HANDLING DURING TRANSPORTATION, WHICH COULD ADVERSELY AFFECT OUR REVENUES AND THE GOODWILL OF OUR BUSINESS.

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

         Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have only recently undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

POSSIBLE MATERIAL MISSTATEMENTS OR OMISSIONS IN THE REGISTRATION STATEMENT OR REPORTS WE FILED UNDER THE FEDERAL SECURITIES LAWS OR OUR FAILURE TO FILE CERTAIN REPORTS UNDER THE FEDERAL SECURITIES LAWS COULD REQUIRE US TO REPURCHASE CERTAIN OUTSTANDING SHARES OF OUR COMMON STOCK OR TO PAY SUBSTANTIAL DAMAGES, EITHER OF WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR CASH FLOWS AND OUR FINANCIAL CONDITION.

         Prior to our acquisition of Falcon Link on January 30, 2006, we engaged in businesses unrelated to our current operations, which businesses were managed by officers and directors that are no longer employed by or affiliated with our company. In January 2004, we filed with the Securities and Exchange Commission a registration statement on Form SB-2 to register the resale of up to 85,028 shares of common stock that were beneficially owned by Richard Armstrong, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer at that time, and certain other stockholders of our company, including certain members of Mr. Armstrong's immediate family. Such registration statement became effective under the Securities Act on October 21, 2004. In addition, since October 2004 we have been obligated to file with the Commission periodic reports under the Exchange Act.

         Certain information has come to our attention that indicates there may have been from time to time certain material misstatements or omissions in our registration statement on Form SB-2 or in the reports we filed under the Exchange Act. In addition, we may have failed to timely file certain reports under the Exchange Act or amendments or supplements to our reports previously filed under the Exchange Act. Such information includes the following:

            o Following the change of control of our company on March 30, 2005, we failed to amend our registration statement on Form SB-2 to disclose such change of control, the change in the composition of our board of directors, the changes in our executive officers and the fact that we had ceased operations and had changed our strategic plan to position our company as an acquisition vehicle for the purchase of an operating company located in the PRC.

            o Following our execution of the stock purchase agreement dated as of March 15, 2005 among Richard Armstrong, Halter Capital Corporation and our company, we failed to amend our registration statement on Form SB-2 or to file a Current Report on Form 8-K disclosing that, in connection with the proposed sale by Richard Armstrong of a controlling interest in our company on March 30, 2005, (i) we had agreed to sell to Richard Armstrong, in consideration of his forgiveness of certain outstanding indebtedness owed to Mr. Armstrong and his family for loans and accrued salary, all of the assets of our company relating to our former business of supplying skilled workers and engineering professionals to businesses on a temporary basis, which sale of assets would represent a sale of substantially all of our assets, and (ii) as a result of such asset sale, our company would become on March 30, 2005 a blank check company (i.e., a development stage company that has no specific business plan or has indicated its business plan is to engage in a merger or acquisition of an unidentified company or companies).

            o By agreeing on or about March 15, 2005 to sell all or substantially all of our assets on or about March 30, 2005, a claim may be made that on or about March 15, 2005 our company no longer had a specific business plan and became a blank check company on such date. In such event, we failed to make adequate disclosure by amendment to our registration statement on Form SB-2 or in proper filings under the Exchange Act of the change in our status.

         In general under U.S. federal and state securities laws, material misstatements and omissions in a prospectus may give rise to rights of rescission in favor of, or claims for damages by, persons who purchased securities pursuant to the prospectus. Claims for rescission generally provide successful claimants with the right to recover the entire purchase price of their securities plus interest from the date of purchase in exchange for surrender of their purchased shares. In general, a claim for rescission must be made by a person who purchased shares pursuant to a defective prospectus or other representation and within the applicable statute of limitations period, which, for claims made under federal law (Section 12 of the Securities Act) and most state statutes, is one year from the time the claimant discovered or reasonably should have discovered the facts giving rise to the claim, but not more than three years from the date of the event giving rise to the claim. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares. Claims under the anti-fraud provisions of the federal securities laws must generally be brought within two years of discovery, but not more than five years after occurrence.

         While we have not received any claims that we have violated any federal or state securities laws, and while based upon current facts known to us at this time, we do not believe that assertion of such claims by any of our current or former stockholders is probable, there can be no assurance that any such claims will not arise in the future. Should any such claims arise, we can give no assurance that the claimant in such action will not prevail. Depending upon the magnitude of any judgment that may be entered against us in any such actions, our cash flow, financial condition and prospects could be materially and adversely affected.

RISKS RELATING TO OUR INDUSTRY

THE PIG SLAUGHTERING AND PROCESSED MEAT INDUSTRIES IN THE PRC ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, WHICH IS STILL EVOLVING AND COULD ADVERSELY AFFECT OUR ABILITY TO SELL PRODUCTS IN THE PRC OR INCREASE OUR PRODUCTION COSTS.

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

WE MAY BE SUBJECT TO SUBSTANTIAL LIABILITY SHOULD THE CONSUMPTION OF ANY OF OUR PRODUCTS CAUSE PERSONAL INJURY OR ILLNESS AND, UNLIKE MOST FOOD PROCESSING COMPANIES IN THE UNITED STATES, WE DO NOT MAINTAIN PRODUCT LIABILITY INSURANCE TO COVER OUR POTENTIAL LIABILITIES.

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

         Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions that our products caused personal injury or illness could adversely affect our reputation with customers and our corporate and brand image. Unlike most food processing companies in the United States, but in line with industry practice in the PRC, we do not maintain product liability insurance. Furthermore, our products could potentially suffer from product tampering, contamination or degeneration or be mislabeled or otherwise damaged. Under certain circumstances, we may be required to recall products. Even if a situation does not necessitate a product recall, we cannot assure you that product liability claims will not be asserted against us as a result. A product liability judgment against us or a product recall could have a material adverse effect on our revenues, profitability and business reputation.

OUR PRODUCT AND COMPANY NAME MAY BE SUBJECT TO COUNTERFEITING AND/OR IMITATION, WHICH COULD HAVE AN ADVERSE IMPACT UPON OUR REPUTATION AND BRAND IMAGE, AS WELL AS LEAD TO HIGHER ADMINISTRATIVE COSTS.

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

CHANGES IN THE POLITICAL AND ECONOMIC POLICIES OF THE PRC GOVERNMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

           Our business operations may be adversely affected by the political and economic environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. As such, the economy of the PRC differs from the economies of most developed countries in many respects, including, but not limited to:

            o     structure                    o     capital re-investment
            o     government involvement       o     allocation of resources
            o     level of development         o     control of foreign exchange
            o     growth rate                  o     rate of inflation

         In recent years, however, the government has introduced measures aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Nonetheless, a substantial portion of productive assets in the PRC is still owned by the PRC government. Changes in the political leadership of the PRC may have a significant affect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces in the PRC than in others, and the continuation or increases of such disparities could affect the political or social stability in the PRC.

         Although we believe the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development in the PRC, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn materially adversely affect the price at which our stock trades.

SOCIAL CONDITIONS IN THE PRC COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AS THE PRC GOVERNMENT CONTINUES TO EXERT SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

           The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe our operations in China are in compliance with all applicable legal and regulatory requirements. However, the central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Were the PRC government, or local municipalities, to limit our ability to develop, produce, import or sell our products in the PRC, or to finance and operate our business in the PRC, our business could be adversely affected.

RECENT REGULATORY REFORMS IN THE PRC MAY LIMIT OUR ABILITY AS AN OFFSHORE COMPANY CONTROLLED BY PRC RESIDENTS TO ACQUIRE ADDITIONAL COMPANIES OR BUSINESSES IN THE PRC, WHICH COULD HINDER OUR ABILITY TO EXPAND IN THE PRC AND ADVERSELY AFFECT OUR LONG-TERM PROFITABILITY.

         Our long-term business plan may include an acquisition strategy to increase the number or types of products we offer, increase our manufacturing or production capabilities, strengthen our sources of supply or broaden our geographic reach. Recent PRC regulations relating to acquisitions of PRC companies by foreign entities controlled by PRC residents may limit our ability to acquire PRC companies and adversely affect the implementation of our strategy as well as our business and prospects.

         On August 8, 2006, the PRC Ministry of Commerce, the State Assets Supervision and Administration of Commerce, the State Administration of Taxation, the State Administration of Industry and Commerce, the China Securities Regulatory Commission and the State Administration of Foreign Exchange jointly promulgated a new rule entitled "Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors" (the "M&A Rules"), which became effective on September 8, 2006, relating to acquisitions by foreign investors of businesses and entities in the PRC. The M&A Rules provide the basic framework in the PRC for the approval and registration of acquisitions of domestic enterprises in the PRC by foreign investors.

         In general, the M&A Rules provide that if an offshore company controlled by PRC residents intends to acquire or take control of a PRC company, such acquisition or transaction will be subject to strict examination by the relevant foreign exchange authorities. The M&A Rules also state that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company's assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

         The M&A Rules also stress the necessity of protecting national economic security in the PRC in the context of foreign acquisitions of domestic enterprises. Foreign investors must comply with comprehensive reporting requirements in connection with acquisitions of domestic companies in key industrial sectors that may affect the security of the "national economy" or in connection with acquisitions of domestic companies holding well-known trademarks or traditional brands in the PRC. Failure to comply with such reporting requirements that cause, or may cause, significant impact on national economic security may be terminated by the relevant ministries or be subject to other measures as are deemed necessary to mitigate any adverse impact.

         Our business operations or future strategy could be adversely affected by the interpretations of the M&A Rules. For example, if we decide to acquire a PRC company, we cannot assure you that we or the owners of such company, as the case may be, will be able to complete the necessary approvals, filings and registrations for the acquisition. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

         THE FAILURE OF THE PRC RESIDENTS THAT CONTROL OUR COMPANY TO COMPLY WITH VARIOUS REPORTING OBLIGATIONS UNDER PRC REGULATIONS GOVERNING THE INVESTMENT BY FOREIGN ENTITIES IN DOMESTIC ENTERPRISES MAY RESTRICT OUR FOREIGN EXCHANGE ACTIVITIES AND OUR ABILITY TO RECEIVE DIVIDENDS FROM OUR SUBSIDIARIES LOCATED IN THE PRC.

         In the formation of Falcon Link as an offshore special purpose vehicle controlled by PRC residents, the six individual shareholders of Henan Zhongpin were required to comply with various PRC regulations governing the financing of a domestic enterprise by a foreign entity or special purpose vehicle, and each submitted a registration form with the local SAFE branch with respect to his respective ownership interests in Falcon Link. Each of such shareholders is required to file an amendment to such registration if Falcon Link or our company experiences certain material events, such as changes in share capital, share transfers, mergers or acquisitions, spin-off transactions or the use of assets in the PRC to guarantee offshore obligations. While we believe our PRC stockholders are in compliance with all applicable rules and regulations governing the financing by foreign entities of domestic enterprises, the failure to comply with such rules and regulations, including compliance with the registration procedures, may result in restrictions on our PRC resident stockholders or Henan Zhongpin or may subject our PRC subsidiaries to more stringent review and approval processes, including the respect to their foreign exchange activities and their ability to remit dividends to our company and to make foreign-currency-denominated borrowings.

         FURTHER MOVEMENTS IN EXCHANGE RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         At present, almost all of our domestic sales are denominated in Renminibi and our export sales are denominated primarily in U.S. dollars. In addition, we incur a portion of our cost of sales in Euros, U.S. dollars and Japanese yen in the course of our purchase of imported production equipment and raw materials. Since 1994, the conversion of the Renminibi into foreign currencies has been based on rates set by the People's Bank of China, and the exchange rate for the conversion of the Renminibi to U.S. dollars had generally been stable. However, starting from July 21, 2005, the PRC government moved the Renminibi to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. As a result, the Renminibi is no longer directly pegged to the U.S. dollar. On August 15, 2006, the exchange rate of the U.S. dollar against the Renminibi was RMB7.995 per U.S. dollar. The exchange rate may become volatile, the Renminibi may be revalued further against the U.S. dollar or other currencies or the Renminibi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminibi against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY AFFECT THE ABILITY OF OUR COMPANY TO OBTAIN WORKING CAPITAL FROM OUR SUBSIDIARIES LOCATED IN THE PRC AND THE VALUE OF YOUR INVESTMENT.

         The PRC government imposes controls on the convertibility of Renminibi into foreign currencies and, in certain cases, the remittance of currency outside of the PRC. We receive substantially all of our revenues in Renminibi. Under our current structure, our income is primarily derived from payments from Henan Zhongpin. Shortages in the availability of foreign currency may restrict the ability of Henan Zhongpin to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminibi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at is discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

HENAN ZHONGPIN IS SUBJECT TO RESTRICTIONS ON MAKING PAYMENTS TO US, WHICH COULD ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO PAY DIVIDENDS ON OUR CAPITAL STOCK.

         We are a holding company incorporated in the State of Delaware and do not have any assets or conduct any business operations other than our investment in our operating subsidiary in the PRC, Henan Zhongpin. As a result of our holding company structure, we will rely entirely on contractual payments or dividends from Henan Zhongpin for our cash flow to fund our corporate overhead and regulatory obligations. The PRC government imposes controls on the conversion of Renminibi into foreign currencies and the remittance of currencies out of the PRC. As a result, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Further, as Henan Zhongpin has in the past, and Henan Zhongpin and our other subsidiaries in the PRC may in the future, incur debt on its or their own, the instruments governing such debt may restrict such subsidiary's ability to make contractual or dividend payments to any parent corporation or other affiliated entity. If we are unable to receive all of the revenues we require for our operations through contractual or dividend arrangements with our PRC subsidiaries, we may not have sufficient cash flow to fund our corporate overhead and regulatory obligations in the United States and may be unable to pay dividends on our shares of capital stock.

UNCERTAINTIES WITH RESPECT TO THE PRC LEGAL SYSTEM COULD ADVERSELY AFFECT OUR ABILITY TO ENFORCE OUR LEGAL RIGHTS.

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

         Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, the PRC has not developed a fully-integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and adversely affected. In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

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

RISK RELATING TO AN INVESTMENT IN OUR SECURITIES

WHILE CASH DIVIDENDS WERE PAID BY A DEEMED PREDECESSOR TO OUR COMPANY IN 2003 AND 2002, WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

         Henan Zhongpin, a deemed predecessor to our company and our subsidiary in the PRC, paid cash dividends to its stockholders in 2002 and 2003. However, we do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay, or may be unable to pay, any dividends. We intend to retain all earnings for our company's operations.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

         If the trading price of our common shares falls below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities an Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

OUR COMMON STOCK IS THINLY TRADED AND YOU MAY BE UNABLE TO SELL AT OR NEAR "ASK" PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

         We cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges. Our common stock has historically been sporadically or "thinly-traded" on the "Over-the-Counter Bulletin Board," meaning that the number of persons interested in purchasing our common stock at or near bid prices at any give time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of our common stock in either direction. The price for our shares could, for example, decline precipitously in the event a large number of shares of our common stock is sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained.

         Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

PAST ACTIVITIES OF OUR COMPANY AND ITS AFFILIATES, INCLUDING OUR FORMER EXECUTIVE OFFICERS AND DIRECTORS, MAY LEAD TO FUTURE LIABILITY FOR OUR COMPANY.

         Prior to our acquisition of Falcon Link and its subsidiary, Henan Zhongpin, on January 30, 2006, we engaged in businesses unrelated to our current operations. In connection with such acquisition, we did not receive any indemnifications from our former controlling shareholders or management against any loss, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, and any liabilities that may arise relating to such prior businesses may have a material adverse effect on our company.

THE MARKET PRICE FOR OUR STOCK MAY BE VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS, WHICH MAY ADVERSELY AFFECT THE PRICE AT WHICH YOU CAN SELL OUR SHARES.

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

FUTURE SALES OF SHARES OF OUR COMMON STOCK MAY DECREASE THE PRICE FOR SUCH
SHARES.

         After the one-year holding period requirement under Rule 144 expires on January 30, 2007 on the 11,250,005 shares of our common stock issued to the former stockholders of Falcon Link in our acquisition of that company, all of such shares will be eligible for resale by such stockholders on the open market, subject to the volume limitations and other restrictions of Rule 144. Actual sales, or the prospect of sales by such stockholders, may have a negative effect on the market price of the shares of our common stock. We may also register for resale certain outstanding shares of our common stock or shares that are issuable upon exercise of outstanding warrants or reserved for issuance under our stock option plan. Once such shares are registered, they can be freely sold in the public market. If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.


ITEM 2. - PROPERTIES

         The following table sets forth certain information relating to our corporate offices and other facilities, all of which are owned by our company or our subsidiaries.

                                APPROXIMATE
           LOCATION             SQUARE FEET             PRINCIPAL USES
           --------             -----------             --------------

21 Changshe Road                 23,328       Corporate headquarters
Changge City, Henan Province

21 Changshe Road                 258,120      Meat products processing plant
Changge City, Henan Province

South Part, Changxin Road        776,520      Meat, fruit and vegetable products
Changge City, Henan Province                    processing plant

21 Changshe Road                 118,800      Logistic center and warehouse
Changge City, Henan Province

South of National Road 311       161,740      Meat products processing plant
Yanling, Henan Province

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

         Our products are sold under the Zhongpin and Shengpin brand names. Our customers include over 11 international or domestic fast food companies in the PRC, over 31 export-registered processing factories and over 1,360 school cafeterias, factory canteens, army posts and national departments. We also sell directly to over 2,330 retail outlets, including supermarkets, within the PRC.

         Since 2001, we have been one of the "leading agricultural industrial enterprises" in the PRC and are currently ranked by the China Meat Association as the sixth largest producer in the national meat industry. During the past five years, our growth rate has exceeded 43% percent in terms of revenues and 60% in terms of net profits. We have established distribution networks in more than 20 provinces and four cities with special legal status in the North, East, South and South Midland of the PRC, and also have formed strategic partnerships with leading supermarket chains and the catering industry in the PRC. In addition, we export products to the European Union, Southeast Asia and Russia.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate, on an on-going basis, our estimates for reasonableness as changes occur in our business environment. We base our estimates on experience, the use of independent third-party specialists, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Critical accounting policies are defined as those that are reflective of significant judgments, estimates, and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following are our critical accounting policies:

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

         INVENTORY VALUATION. We value our pork inventories at the lower of cost, determined on a weighted average basis, and net realizable value (the estimated market price). When the carcasses are disassembled and transferred from primary processing to various manufacturing departments, we adjust the net realizable value for product specifications and further processing, which becomes the basis for calculating inventory values. In addition, substantially all inventory expenses, packaging, and supplies are valued by the weighted average method.

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

         The goodwill impairment test is a two-step process. First, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is determined on the basis of discounted cash flow. If the carrying value exceeds fair value of the reporting unit, then a second step must be completed in order to determine the amount of goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. Annual impairment testing for indefinite-lived intangible assets compares the fair value and carrying value of the intangible. The fair value of indefinite-lived intangible assets is determined on the basis of discounted cash flows. If the carrying value exceeds fair value, the indefinite-lived intangible asset is considered impaired and an impairment charge is recorded for the difference. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of long-lived assets.

         The assumptions used in the estimate of fair value are consistent with historical performance and the estimates and assumptions used in determining future profit plans for each reporting unit. We review product growth patterns, market share information, industry trends, changes in distribution channels, and economic indicators in determining the estimates and assumptions used to develop cash flow and profit plan assumptions.

         INCOME TAXES. We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." We compute our provision for income taxes based on the statutory tax rates and tax planning opportunities available to us in the PRC. Significant judgment is required in evaluating our tax positions and determining our annual tax position.

RESULTS OF OPERATIONS

         In fiscal 2006, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last four years. As discussed above, we have completed the construction of a new, fresh-chilled meat processing facility in the Zhongpin Industrial Park and are expanding our capability in temperature-controlled, physical logistic systems. On January 31, 2006, we received gross proceeds of $27.6 million from the sale of our Series A convertible preferred stock and warrants. We expect to continue to expand our capital base, to scale up operations and to develop new markets, streamline supply chain management, invest in training and human resources development and accelerate revenue and profit growth.

         In fiscal 2006, we expect the results of the pork and pork products segment of our business to remain strong. We currently expect live hog prices to remain favorable in fiscal 2006 as compared to fiscal 2005. Supply is expected to be ample and we anticipate strong demand for pork throughout fiscal 2006. We anticipate operating income will be slightly impacted in fiscal 2006 by higher energy costs. We also believe the vegetables and fruits segment of our business will achieve accelerated growth. We anticipate increasing market share in the meat and meat products segment in target markets in fiscal 2006.

         The following table sets forth, for the periods indicated, certain statement of operations data of Falcon Link:

                                                   YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                              2005         2004         2003
                                              ----         ----         ----
                                                     (IN THOUSANDS)
Revenues:
    Sales revenues                          $ 73,400     $ 42,787     $ 29,593
    Cost of sales                             61,221       36,670       26,144
                                            --------     --------     --------
        Gross Profit                          12,179        6,117        3,449

Operating expenses:
    General and administrative expenses        2,396        1,214          432
    Operating expenses                         2,300        1,845        1,281
                                            --------     --------     --------
        Total operating expenses               4,696        3,059        1,713
                                            --------     --------     --------

                                                   YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                              2005         2004         2003
                                              ----         ----         ----
                                                     (IN THOUSANDS)

Income from operations:                        7,483        3,058        1,736
                                            --------     --------     --------

Other income (expense):
   Interest income                               183           86          238
   Other income                                  167           32          283
   Allowances income                              86          928          149
    Exchange gain (loss)                         226          (23)         (13)
    Interest expense                          (1,802)      (1,208)        (803)
                                            --------     --------     --------
        Total other income (expense)          (1,140)        (185)        (146)
                                            --------     --------     --------

Net income before taxes                        6,343        2,873        1,590
                                            --------     --------     --------
   Provision for income taxes                    353           85           57
                                            --------     --------     --------

Net income after taxes                      $  5,990     $  2,788     $  1,533
   Minority interest in gain (loss)               76           20           (3)
                                            --------     --------     --------

Net income                                  $  5,914     $  2,768     $  1,536
   Foreign currency translation adjustment       304          ---          ---
                                            --------     --------     --------
Comprehensive income                        $  6,218     $  2,768     $  1,536
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

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004 - FALCON LINK

         REVENUE. Total revenue increased by $30.61 million, or approximately 72%, during the year ended December 31, 2005, from $42.79 million in the year ended December 31, 2004 to $73.40 million for the year ended December 31, 2005. The increase in revenues was primarily due to increased sales in Falcon Link's meat and meat products segment resulting from the effects of the continued increase in the amount of branded store sales and a widening wholesale customer base.

         During the year ended December 31, 2005, revenues from sales to branded stores increased to $35.23 million, which represented an increase of $15.12 million, or approximately 75%, as compared to the year ended December 31, 2004, of which $11.50 million was due to sales to new branded stores and $3.62 million was due to increased same store sales. During the year ended December 31, 2005, revenues from sales to food services distributors increased to $12.33 million, which represented an increase of $4.67 million, or approximately 61%, as compared to the year ended December 31, 2004, of which $1.40 million was due to increased sales to existing distributors and $3.27 million was due to sales to new distributors. During the year ended December 31, 2005, revenues from sales to restaurants and non-commercial customers increased to $18.35 million, which represented an increase of $7.40 million, or approximately 68%, as compared to the year ended December 31, 2004, of which $5.92 million was due to sales to new customers and $1.48 million was due to increased sales to existing customers. During the year ended December 31, 2005, revenues from export sales increased to $7.49 million, which represented an increase of $3.42 million, or approximately 84%, of which $0.69 million was due to sales to new export customers and $2.73 million was due to increased sales to existing export customers.

         COST OF SALES. Cost of sales increased by $24.55 million, or approximately 67%, for the year ended December 31, 2005, from $36.67 million in fiscal 2004 to $61.22 million in fiscal 2005. As a percentage of revenue, total cost of sales decreased from approximately 86% in fiscal 2004 to approximately 83% in fiscal 2005. The decrease in Falcon Link's cost of sales as a percentage of revenue was primarily due to a lower rate of increase in raw material costs in fiscal 2005 (an increase of approximately 4%) as compared to the rate of increase in the prices of Falcon Link's products in fiscal 2005 (an increase of approximately 7%).

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.19 million, or approximately 98%, in the year ended December 31, 2005, from $1.21 million in fiscal 2004 to $2.40 million in fiscal 2005. As a percentage of revenues, general and administrative expenses increased from 2.84% in fiscal 2004 to 3.26% in fiscal 2005. During fiscal 2005, Falcon Link's bad debt allowance increased by $0.73 million due to a slowdown in collections of old accounts receivable. In addition, Falcon Link incurred expenses of $0.46 million in fiscal 2005 relating to the private placement of our equity securities that we completed in January 2006.

         INTEREST EXPENSE. Interest expense increased by $0.59 million, or approximately 49%, in the year ended December 31, 2005, from $1.21 million in fiscal 2004 to $1.80 million in fiscal 2005, primarily due to an increase of approximately 31% in our average indebtedness. During fiscal 2005, Falcon Link increased its average indebtedness by approximately $5.84 million to meet its increasing working capital requirements resulting from its significant growth in revenue. Falcon Link's weighted average annual borrowing rate increased from 7.23% in fiscal 2004 to 7.99% in fiscal 2005.

         INTEREST INCOME, ALLOWANCE INCOME, OTHER INCOME AND EXCHANGE GAIN
(LOSS). Interest income, allowances income, other income and exchange gain
(loss) decreased by $0.36 million, or approximately 35%, in the year ended December 31, 2005, from $1.02 million in fiscal 2004 to $0.66 million in fiscal 2005, primarily due to a decrease of allowance income. During fiscal 2004, Falcon Link received central or local government grants in the aggregate amount of $0.93 million for its participation in research and development programs targeted by the government.

         INCOME TAXES. The increase of $0.27 million in the provision for income taxes in fiscal 2005 over the prior fiscal year resulted from an increase of $0.82 million in Falcon Link's sales of prepared products in fiscal 2005.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003 - FALCON LINK

         REVENUE. Total revenue increased by $13.20 million, or approximately 45%, during the year ended December 31, 2004, from $29.59 million in the year ended December 31, 2003 to $42.79 million for the year ended December 31, 2004. The increase in revenues was primarily due to increased sales in Falcon Link's meat and meat products segment resulting from a widening wholesale customer base.

         During the year ended December 31, 2004, revenues from sales to branded stores increased to $20.11 million, which represented an increase of $6.42 million, or approximately 47%, as compared to the year ended December 31, 2003, of which $4.88 million was due to sales to new branded stores and $1.54 million was due to increased same store sales. During the year ended December 31, 2004, revenues from sales to food services distributors increased to $7.66 million, which represented an increase of $2.19 million, or approximately 40%, as compared to the year ended December 31, 2003, of which $0.92 million was due to increased sales to existing distributors and $1.27 million was due to sales to new distributors. During the year ended December 31, 2004, revenues from sales to restaurants and non-commercial customers increased to $10.95 million, which represented an increase of $3.05 million, or approximately 39%, as compared to the year ended December 31, 2003, of which $2.10 million was due to sales to new customers and $0.95 million was due to increased sales to existing customers. During the year ended December 31, 2004, revenues from export sales increased to $4.07 million, which represented an increase of $1.54 million, or approximately 61%, of which $0.42 million was due to sales to new export customers and $1.13 million was due to increased sales to existing export customers.

         COST OF SALES. Cost of sales increased by $10.53 million, or approximately 40%, in the year ended December 31, 2004, from $26.14 million in fiscal 2003 to $36.67 million in fiscal 2004. As a percentage of revenue, total cost of sales decreased from approximately 88% in fiscal 2003 to approximately 86% in fiscal 2004. The decrease in Falcon Link's cost of sales as a percentage of revenue was primarily due to the increased volume of raw materials it purchased, which resulted in a decrease in Falcon Link's purchase cost per unit. The decline in cost per unit decreased the percentage of Falcon Link's cost of sales to revenue.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $0.78 million, or approximately 181%, for the year ended December 31, 2004, from $0.43 million in fiscal 2003 to $1.21 million in fiscal 2004. As a percentage of revenue, general and administrative expenses increased from 1.46% in fiscal 2003 to 2.84% in fiscal 2004. This increase was primarily due to Falcon Link's implementation of its growth plan and market penetration efforts in new markets outside of Henan Province in fiscal 2004. During fiscal 2004, management compensation expense increased by $0.20 million as a result of Falcon Link's addition of senior and middle level managers, travel expenses increased by approximately $60,000 and advertising expenses increased by approximately $30,000. In addition, during fiscal 2004, Falcon Link's bad debt allowance increased by $0.27 million primarily due to the decrease in its old accounts receivables collections.

         INTEREST EXPENSE. Interest expense increased by $0.41 million, or approximately 51%, during the year ended December 31, 2004, from $0.80 million in fiscal 2003 to $1.21 million in fiscal 2004, primarily due to an increase of approximately 48% in Falcon Link's average indebtedness. Falcon Link's average indebtedness increased in fiscal 2004 due to its increasing working capital needs to fund its revenue growth. Our overall weighted average annual borrowing rate increased from 7.10% in fiscal 2003 to 7.23% in fiscal 2004.

         INTEREST INCOME, ALLOWANCE INCOME, OTHER INCOME AND EXCHANGE GAIN
(LOSS). Interest income, allowance income, other income and exchange gain (loss) increased by $0.53 million, or approximately 123%, for the year ended December 31, 2004, from $0.42 million in fiscal 2003 to $0.94 million in fiscal 2004, primarily due to an increase of $0.78 million in allowance income.

         INCOME TAXES. The increase of approximately $30,000 in the provision for income taxes in fiscal 2004 over the prior fiscal year resulted from an increase of approximately $80,000 in Falcon Link's sales of prepared products in fiscal 2004.

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

         The following tables set forth Falcon Link's revenues, sales in metric tons, operating income and production processed in metric tons by segment for the fiscal years ended December 31, 2005, 2004 and 2003 and the percentage increases for each segment between fiscal periods.

                                                                   SALES BY SEGMENT
                                                              (U.S. DOLLARS IN MILLIONS)
                                             SALES                SALES            SALES NET        PERCENTAGE
                                           YEAR ENDED          YEAR ENDED           CHANGE            CHANGE
                                         DEC. 31, 2005        DEC. 31, 2004        2005/2004         2005/2004
                                         -------------        -------------        ---------         ---------
Pork and Pork Products...........          $ 71.46                $ 41.80           $ 29.66            70.96%

Vegetables and Fruits............             1.94                   0.99              0.95            95.96%
                                           -------                -------           -------
           Total.................          $ 73.40                $ 42.79           $ 30.61            71.54%
                                           =======                =======           =======

                                                                    SALES BY SEGMENT
                                                                    (IN METRIC TONS)
                                            SALES                 SALES             SALES NET       PERCENTAGE
                                          YEAR ENDED            YEAR ENDED           CHANGE           CHANGE
                                        DEC. 31, 2005         DEC. 31, 2004         2005/2004        2005/2004
                                        -------------         -------------         ---------        ---------
Pork and Pork Products...........           62,304                 38,913             23,391           60.11%

Vegetables and Fruits............            2,681                  1,525              1,156           75.80%
                                           -------                -------            -------
           Total.................           64,985                 40,438             24,547           60.70%
                                           =======                =======             ======

                                                            OPERATING INCOME BY SEGMENT
                                                             (U.S. DOLLARS IN MILLIONS)
                                                                                      OPERATING        OPERATING
                                   OPERATING         OPERATING       OPERATING         MARGIN           MARGIN
                                     INCOME           INCOME          INCOME            YEAR             YEAR
                                   YEAR ENDED       YEAR ENDED        CHANGE            ENDED            ENDED
                                 DEC. 31, 2005     DEC. 31, 2004     2005/2004      DEC. 31, 2005    DEC. 31, 2004
                                 -------------     -------------     ---------      -------------    -------------
Pork and Pork Products.......       $ 7.25             $ 3.02         $ 4.23           10.15%            7.22%

Vegetables and Fruits........         0.23               0.04           0.19           11.86%            4.04%
                                    ------             ------         ------
           Total.............       $ 7.48             $ 3.06         $ 4.42           10.19%            7.15%
                                    ======             ======         ======


                                                                 PRODUCTION BY SEGMENT
                                                                   (IN METRIC TONS)
                                             SALES                 SALES            SALES NET        PERCENTAGE
                                           YEAR ENDED           YEAR ENDED           CHANGE            CHANGE
                                         DEC. 31, 2005         DEC. 31, 2004        2005/2004         2005/2004
                                         -------------         -------------        ---------         ---------
Pork and Pork Products...........           62,155                38,915             23,240             59.72%

Vegetables and Fruits............            2,713                 1,611              1,102             68.40%
                                            ------                ------             ------
           Total.................           64,868                40,526             24,342             60.07%
                                            ======                ======             ======

                                                                    SALES BY SEGMENT
                                                               (U.S. DOLLARS IN MILLIONS)
                                            SALES                  SALES            SALES NET         PERCENTAGE
                                          YEAR ENDED            YEAR ENDED           CHANGE             CHANGE
                                        DEC. 31, 2004          DEC. 31, 2003        2004/2003         2004/2003
                                        -------------          -------------        ---------         ---------
Pork and Pork Products...........          $ 41.80                $ 28.99            $ 12.81            44.19%

Vegetables and Fruits............             0.99                   0.60               0.39            65.00%
                                           -------                -------            -------
           Total.................          $ 42.79                $ 29.59            $ 13.20            44.61%
                                           =======                =======            =======

                                                                    SALES BY SEGMENT
                                                                    (IN METRIC TONS)
                                             SALES                SALES             SALES NET        PERCENTAGE
                                           YEAR ENDED           YEAR ENDED            CHANGE           CHANGE
                                         DEC. 31, 2004        DEC. 31, 2003         2004/2003         2004/2003
                                         -------------        -------------         ---------         ---------
Pork and Pork Products...........           38,913                26,814              12,099            45.12%

Vegetables and Fruits............            1,525                   941                 584            62.06%
                                            ------                ------              ------
           Total.................           40,438                27,755              12,710            45.70%
                                            ======                ======              ======

                                                            OPERATING INCOME BY SEGMENT
                                                             (U.S. DOLLARS IN MILLIONS)
                                                                                    OPERATING        OPERATING
                                   OPERATING          OPERATING      OPERATING       MARGIN            MARGIN
                                     INCOME            INCOME         INCOME          YEAR              YEAR
                                   YEAR ENDED        YEAR ENDED       CHANGE          ENDED            ENDED
                                 DEC. 31, 2004     DEC. 31, 2003     2004/2003    DEC. 31, 2004     DEC. 31, 2003
                                 -------------     -------------     ---------    -------------     -------------
Pork and Pork Products.......       $ 3.02             $ 1.68         $ 1.34          7.23%            5.80%

Vegetables and Fruits........         0.04               0.03           0.01          3.90%            4.96%
                                    ------             ------         ------
           Total.............       $ 3.06             $ 1.71         $ 1.35          7.15%            5.78%
                                    ======             ======         ======

                                                                  PRODUCTION BY SEGMENT
                                                                    (IN METRIC TONS)
                                             SALES                SALES            SALES NET          PERCENTAGE
                                           YEAR ENDED          YEAR ENDED            CHANGE             CHANGE
                                         DEC. 31, 2004        DEC. 31, 2003        2004/2003          2004/2003
                                         -------------        -------------        ---------          ---------
Pork and Pork Products...........           38,915                26,907             12,008             44.63%

Vegetables and Fruits............            1,611                 1,207                404             33.47%
                                            ------                ------             ------
           Total.................           40,526                28,114             12,412             44.15%
                                            ======                ======             ======

ADDITIONAL OPERATING DATA

         In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

         The following table sets forth Falcon Link's revenues by sales channel for the three years ended December 31, 2003, 2004 and 2005.

                                                        SALES BY DISTRIBUTION CHANNEL
                                                         (U.S. DOLLARS IN MILLIONS)

                                                          YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------
           DISTRIBUTION
             CHANNEL                         2003                  2004                 2005
             -------                  --------------------------------------------------------------
                                      Amount     Percent    Amount     Percent    Amount     Percent
                                      ------     -------    ------     -------    ------     -------
Branded stores..................      $11.514      39.0%    $20.110      47.0%    $35.232      48.0%
Food services distributors......        5.682      19.2       7.659      17.9      12.331      16.8
Restaurants and non-commercial..        9.647      32.6      10.954      25.6      18.350      25.0
Export..........................        2.723       9.2       4.065       9.5       7.487      10.2
                                      -------     -----     -------     -----     -------     -----
     Total......................      $29.593     100.0%    $42.787     100.0%    $73.400     100.0%
                                      =======     =====     =======     =====     =======     =====

         The following table sets forth information with respect to the average number of products Falcon Link offered, the average number of stores in Falcon Link's retail network and the number of provinces and cities in the PRC in which Falcon Link offered and sold its products for each of the three years ended December 31, 2003, 2004 and 2005.

                                                   YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                             2003           2004         2005
                                             ----           ----         ----
         No. of products.................     107           125          168
         No. of retail stores............     712           978        2,100
         Expansion of Market Coverage
            No. of Provinces.............      20            20           20
            No. of first-tier cities.....      21            23           29
            No. of second-tier cities....      32            36           44
            No. of third-tier cities.....      85           109          142

LIQUIDITY AND CAPITAL RESOURCES

         Falcon Link financed its operations over the three years ended December 31, 2005 primarily through cash from operating activities and borrowings under its lines of credit with various lending banks in the PRC. At December 31, 2003, 2004 and 2005, Falcon Link had cash and cash equivalents of $10.14 million, $5.20 million and $6.14 million, respectively. In January 2006, we completed a private placement of our Series A convertible preferred stock and common stock purchase warrants and received net proceeds of approximately $23.11 million.

         Net cash provided by operating activities was $13.08 million in fiscal 2005, $0.61 million in fiscal 2004 and $4.47 million in fiscal 2003. Net cash flow provided by operating activities in fiscal 2005 was primarily attributable to increases in revenues, improved inventory management, more effective management of customer relationships and improved payment terms to suppliers, and consisted primarily of net income of $5.91 million, an increase in accounts payable and accrued liabilities of $7.14 million, and increase in taxes payable of $1.30 million and an increase in the allowance for bad debt of $1.21 million. Cash used in operating activities in fiscal 2005 was primarily due to an increase of $3.79 million in accounts receivable and other receivables. Net cash provided by operating activities in fiscal 2004 consisted primarily of net income of $2.77 million, an improvement of inventory management that generated cash inflow of $1.32 million, an improved payment term that resulted in cash inflow of $1.20 million and an increase in taxes payable of $0.92 million. Cash used in operating activities in fiscal 2004 was primarily due to an increase of $5.33 million in accounts receivable and other receivables. Net cash provided by operating activities in fiscal 2003 consisted primarily of net income of $1.54 million, an improved payment term that resulted in cash inflow of $1.70 million and an increase of $1.64 million in a deposit from a customer. Cash used in operating activities in fiscal 2003 was primarily due to an increase of $1.31 million in inventory.

           Net cash used in investing activities was $13.23 million in fiscal 2005, $2.54 million in fiscal 2004 and $6.32 million in fiscal 2003. During fiscal 2005, Falcon Link expended $12.70 million for the construction of additional production facilities and production lines. During fiscal 2004, Falcon Link expended $1.54 million for the purchase of fixed assets. During fiscal 2003, Falcon Link expended $5.06 million for the construction of additional production facilities and production lines.

         Net cash provided by financing activities was $4.88 million in fiscal 2005, $0.99 million in fiscal 2004 and $4.49 million in fiscal 2003. During fiscal 2005, 2004 and 2003, Falcon Link received net proceeds from short-term bank loans of $9.64 million, $2.04 million and $2.01 million, respectively. In addition, during fiscal 2003, Falcon Link received net proceeds from a 40-year Canadian government transfer loan in the amount of $2.54 million.

           At December 31, 2005, Henan Zhongpin had short-term governmental loans in the aggregate amount of $19.00 million with a weighted average interest rate per annum of 6.42%, and lines of credit with aggregate credit availability of $27.74 million, as follows:

                                                  MAXIMUM
                                                   CREDIT            AMOUNT     INTEREST
                        BANK                    AVAILABILITY        BORROWED      RATE           MATURITY DATE
                        ----                    ------------        --------      ----           -------------
Agriculture Bank of China ...................   $ 12,000,000       $ 185,873      6.70%            12/30/2006
                                                                     309,789      6.70%            5/30/2006
                                                                   1,127,633      6.70%            12/11/2006
                                                                     303,593      6.70%            6/16/2006
                                                                     285,006      6.70%            4/25/2006
                                                                     495,663      6.90%            4/25/2006
                                                                     495,663      6.70%            12/30/2006
                                                                     793,061      3.00%            9/29/2006
                                                                     743,494      6.70%            8/01/2006
                                                                   1,053,283      6.70%            5/24/2006
                                                                   1,796,778      7.25%            04/30/2006
CITIC Bank ..................................      6,250,000       2,478,315      5.86%            3/31/2006
                                                                     619,578      5.86%            10/27/2006
                                                                     619,578       4.7%            3/15/2006

Bank of China ...............................      9,000,000         619,578      6.70%            7/15/2006

China Construction Bank .....................     10,000,000         619,578      6.42%            1/22/2006
                                                                     619,578      6.42%            1/23/2006

Shanghai Pudong Development Bank of China ...      3,744,000         743,494      5.58%            04/25/2006
                                                                     495,663      5.58%            01/16/2006
                                                                   1,239,157      9.00%            06/14/2006

Guangdong Development Bank ..................      3,744,000       1,239,157      6.14%            9/16/2006

Xuchang City Trust Bank  ....................      2,000,000         991,326      6.70%            04/15/2006

City Finance -short-term ....................              -       1,121,015      6.70%            7/1/2006
                                                                   ---------

                     Total ..................   $ 46,738,000     $18,995,853

Canadian Government Transfer Loan ...........                      2,264,448         *             5/15/2043
Canadian Government Transfer Loan - current                                                        05/15/2006
   portion                                                           145,671

---------------

* 58% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free. All repayments are applied first to the interest-bearing portion of this loan.


         Of Falcon Link's outstanding short-term indebtedness at December 31, 2005, $19.00 million aggregate principal amount of loans was secured by our land and production facilities located in the PRC.

         We believe our existing cash and cash equivalents, together with our available lines of credit, will be sufficient to finance our operating requirements and anticipated capital over the next 12 months.

CONTRACTUAL COMMITMENTS

         We had no contractual obligations at December 31, 2005.

         The following table summarizes Falcon Link's contractual obligations at December 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

                                                                       PAYMENTS DUE BY PERIOD
                                                                           (IN THOUSANDS)
                                                       -------------------------------------------------------
                                                          LESS THAN                                MORE THAN
CONTRACTUAL OBLIGATIONS                        TOTAL       1 YEAR       1-3 YEARS    3-5 YEARS      5 YEARS
-----------------------                        -----       ------       ---------    ---------      -------
Long-Term Debt Obligations...............      $2,410       $146          $292          $292         $1,680
Capital Lease Obligations................          --         --            --            --             --
Operating Lease Obligations..............          --         --            --            --             --
Purchase Obligations.....................          --         --            --            --             --
Other Obligations........................          --         --            --            --             --
                                               ------       ----          ----         -----         ------
         Total...........................      $2,410       $146          $292          $292         $1,680
                                               ======       ====          ====          ====         ======

INFLATION AND SEASONALITY

         While demand for our products in general is relatively high before the Chinese New Year in January or February each year and lower thereafter, we do not believe our operations have been materially affected by inflation or seasonality.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         DISCLOSURES ABOUT MARKET RISK. We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

         CURRENCY FLUCTUATIONS AND FOREIGN CURRENCY RISK. Substantially all of our operations are conducted in the PRC, with the exception of our export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Renminibi, which is the official currency of the PRC. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

         Substantially all of our revenues and expenses are denominated in Renminibi. However, we use the United States dollar for financial reporting purposes. Conversion of Renminibi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminibi, there can be no assurance that such exchange rate will not again become volatile or that the Renminibi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

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

CHANGE IN OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

         In connection with our acquisition of Falcon Link, on January 30, 2006, we dismissed Sherb & Co., LLP as our independent accountants. The decision to change independent accountants was approved by our board of directors on January 30, 2006. The reports of Sherb & Co. on our financial statements for each of the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and through January 30, 2006, we had no disagreements with Sherb & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sherb & Co., would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods. During our two most recent fiscal years and through January 30, 2006, there were no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

         Our board of directors appointed Child, Van Wagoner & Bradshaw, PLLC ("Child") as our new independent registered public accounting firm as of January 30, 2006. During the two most recent fiscal years and through the date of their engagement by us, we did not consult with Child regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years. Child served as Falcon Link's independent registered public accounting firm before our acquisition of Falcon Link.

                                    PART III

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Documents filed as part of this report:

                                                                                                      Page
                                                                                                      ----
    (1)      ZHONGPIN INC. (FORMERLY STRONG TECHNICAL INC.)
             Reports of Registered Public Accounting Firms.............................................52
             Balance Sheets as of December 31, 2005 and June 30, 2005 and 2004.........................54
             Statements of Operations for the six months ended December 31, 2005, the years ended June 30, 2005 and 2004 an the period February 4, 2003
               (inception) to June 30, 2003............................................................55
             Statements of Stockholders' Equity from February 4, 2003
               (inception) to December 31, 2005........................................................56
             Statements of Cash Flows for the six months ended December 31, 2005, the years ended June 30, 2005 and 2004 and the period February 4, 2003
               (inception) to June 30, 2003............................................................57
             Notes to Consolidated Financial Statements................................................58

             FALCON LINK INVESTMENTS AND SUBSIDIARIES
             Report of Independent Registered Public Accounting Firm...................................68
             Consolidated Balance Sheets as of December 31, 2005, 2004 and 2003........................69
             Consolidated Statements of Operations and Comprehensive Income for the
               years ended December 31, 2005, 2004 and 2003............................................70
             Consolidated Statements of Stockholders' Equity for the years ended
               December 31, 2005, 2004 and 2003........................................................71
             Consolidated Statements of Cash Flows for the years December 31, 2005,
               2004 and 2003...........................................................................72
             Notes to Financial Statements.............................................................73

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



                                       /s/Sherb & Co., LLP
                                          ---------------------
                                          Sherb & Co., LLP
                                              Certified Public Accountants

New York, New York
August 31, 2005

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                                 BALANCE SHEETS

                                                                             December 31,       June 30,          June 30,
                                                                             ------------       --------          --------
                               ASSETS                                           2005              2005              2004
                                                                              --------          --------          --------
Current assets
 Cash                                                                         $     --          $     --          $  4,892
                                                                              --------          --------          --------
Total current assets                                                                --                --             4,892
                                                                              --------          --------          --------

Total assets                                                                  $     --          $     --          $  4,892
                                                                              --------          --------          --------
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Due to officer                                                                                                   $ 27,147
 Accrued expenses                                                                   --                --            23,629
                                                                              --------          --------          --------
Total current liabilities                                                           --                --            50,776

Stockholders' equity (deficit)
 Preferred stock: $.001 par value; 10,000,000 shares authorized; none
 issued and outstanding                                                             --                --                --
 Common stock: $.001 par value; 25,000,000 shares authorized; 502,578
 shares issued and outstanding                                                     503               503               503
 Additional paid in capital                                                     17,263            17,263            17,263
 Accumulated deficit                                                           (17,766)          (17,766)          (63,650)
                                                                              --------          --------          --------
Total stockholders' equity (deficit)                                                --                --           (45,884)
                                                                              --------          --------          --------
Total liabilities and stockholders' equity (deficit)                          $     --          $     --          $  4,892
                                                                              ========          ========          ========

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                            STATEMENTS OF OPERATIONS

                                                                                                                   February 4,
                                                                                                                      2003
                                                        Six months ended      Year ended       Year ended        (inception) to
                                                          December 31,         June 30,         June 30,            June 30,
                                                        ----------------   ----------------  ---------------   -------------------
                                                              2005               2005             2004                2003
                                                        ----------------   ----------------  ---------------   -------------------
Revenues
  Sales revenues                                            $      --         $      --         $      --          $      --
                                                            ---------         ---------         ---------          ---------
  Cost of sales                                                    --                --                --                 --
    Gross profit                                                   --                --                --                 --

Operating expenses
  General and administrative expenses                              --                --                --                 --
                                                            ---------         ---------         ---------          ---------
    Total operating expenses                                       --                --                --                 --
                                                            ---------         ---------         ---------          ---------

Income before income taxes                                         --                --                --                 --

  Provision for income taxes                                       --                --                --                 --
                                                            ---------         ---------         ---------          ---------

Income from continuing operations                                  --                --                --                 --

Income (loss) from discontinued operations                         --            45,884           (45,557)           (18,093)
                                                            ---------         ---------         ---------          ---------

Net income                                                  $      --         $  45,884         $ (45,557)         $ (18,093)
                                                            =========         =========         =========          =========

Basic and diluted earnings per share (1)
  From continuing operations                                $      --         $      --         $      --          $      --
  From discontinued operations                              $      --         $    0.09         $   (0.09)         $   (0.04)
  From net income                                           $      --         $    0.09         $   (0.09)         $   (0.04)

Basic and diluted weighted average number of shares
outstanding (1)                                               502,578           502,578           502,578            502,578
                                                            =========         =========         =========          =========

(1) Data has been restated to reflect stock split as described in Note 6.

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       FROM INCEPTION TO DECEMBER 31, 2005

                                                              Common Stock
                                                             $.001 Par Value           Additional
                                                        ------------------------        Paid In        Accumulated
                                                          Shares         Amount         Capital          Deficit            Total
                                                          ------         ------         -------          -------            -----
Balance at February 4, 2003 (inception)                       --       $     --         $     --         $     --          $     --
  Common stock issued for services at $0.035 per
  share February 11, 2003                                 77,795             78            2,672                              2,750
  Common stock issued for cash at $0.035 per share
  February 11, 2003                                      424,783            425           14,591                             15,016
  Net loss for the period                                     --             --               --          (18,093)          (18,093)
                                                         -------       --------         --------         --------          --------
Balance at June 30, 2003                                 502,578            503           17,263          (18,093)             (327)

  Net loss for the year                                       --             --               --          (45,557)          (45,557)
                                                         -------       --------         --------         --------          --------
Balance at June 30, 2004                                 502,578            503           17,263          (63,650)          (45,884)

  Net income for the year                                     --             --               --           45,884            45,884
                                                         -------       --------         --------         --------          --------
Balance at June 30, 2005                                 502,578            503           17,263          (17,766)               --

  Net income for the period                                   --             --               --               --                --
                                                         -------       --------         --------         --------          --------
Balance at December 31, 2005                             502,578       $    503         $ 17,263         $(17,766)         $     --
                                                         =======       ========         ========         ========          ========

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                            STATEMENTS OF CASH FLOWS

                                                                                                                    February 4,
                                                                           Six months                                  2003
                                                                             ended      Year ended    Year ended  (inception) to
                                                                          December 31,   June 30,      June 30,      June 30,
                                                                          ------------  ----------    ----------   -------------
                                                                              2005         2005          2004          2003
                                                                          ------------  ----------    ----------   -------------
Cash flows from operating activities:
  Net income (loss)                                                         $     --     $ 45,884      $(45,557)     $(18,093)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operations:
    Common stock issued for services                                                                                    2,750
    Changes in operating liabilities:
      Accrued expenses                                                            --      (23,629)       23,629            --
                                                                            --------     --------      --------      --------
  Net cash provided by (used in) operations                                       --       22,255       (21,928)      (15,343)

Cash flows from financing activities:
  Increase (decrease) in due to officer                                           --      (27,147)       26,820           327
  Common stock issued for cash                                                    --           --            --        15,016
                                                                            --------     --------      --------      --------
      Net cash provided by (used in) financing activities                         --      (27,147)       26,820        15,343
                                                                            --------     --------      --------      --------

  Increase (decrease) in cash and cash equivalents                                --       (4,892)        4,892            --

  Cash and cash equivalents, beginning of year                                    --        4,892            --            --
                                                                            --------     --------      --------      --------
  Cash and cash equivalents, end of year                                    $     --     $     --      $  4,892      $     --
                                                                            ========     ========      ========      ========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                    $     --     $     --      $     --      $     --
                                                                            ========     ========      ========      ========
  Cash paid for income taxes                                                $     --     $     --      $     --      $     --
                                                                            ========     ========      ========      ========

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

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                          NOTES TO FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       The numerator and denominator used in the basic and diluted EPS of common stock computations are presented in the following table:

                                                              Six months                                   February 4,
                                                            ended December  Year ended    Year ended     2003 (inception)
                                                                  31,        June 30,      June 30,        to June 30,
                                                                 2005          2005          2004             2003
                                                            --------------  ----------     ---------     ---------------
       NUMERATOR FOR BASIC AND DILUTED EPS
         Income from continuing operations                    $      --     $      --      $      --      $        --
         Income (loss) from discontinued operations                  --        45,884        (45,557)         (18,093)
                                                              ---------     ---------      ---------      -----------
           Net income (loss) to common stockholders           $      --     $  45,884      $ (45,557)     $   (18,093)
                                                              =========     =========      =========      ===========

       DENOMINATOR FOR BASIC AND DILUTED EPS
           Weighted average shares of common stock
           outstanding                                          502,578       502,578        502,578          502,578
                                                              =========     =========      =========      ===========

       Basic and diluted EPS from continuing operations       $      --     $      --      $      --      $        --
       Basic and diluted EPS from discontinued operations     $      --     $    0.09      $   (0.09)     $     (0.04)
       Basic and diluted EPS                                  $      --     $    0.09      $   (0.09)     $     (0.04)

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

                          NOTES TO FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       INCOME TAXES

       Income tax expense (benefit) consists of the following:

                                                   Year ended
                                                  December 31,
                                                      2005
                                                      ----
       Current
         Federal                                    $     --
         State                                            --
                                                    --------
                                                          --
       Deferred
         Federal                                          --
         State                                            --
                                                    --------
                                                          --
                                                    --------
       Current and deferred                               --
         Valuation allowance                              --
                                                    --------
       Total                                        $     --
                                                    ========

       A reconciliation of income tax benefit to the amount computed using statutory federal rates is as follows:

                                                    Year ended
                                                   December 31,
                                                       2005
                                                       ----
       Tax at statutory rate of 34%                  $     --
       State income tax (benefit)                          --
       Valuation allowance                           --------
                                                           --
                                                     ========


        The Company has implemented SFAS No. 109 "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities at December 31 are as follows:

                                                       2005
                                                       ----
       Deferred tax assets - Tax NOL                 $     --
       Valuation allowance                                 --
                                                     --------
                                                           --
                                                     ========

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

                                  ZHONGPIN INC.
                          (fka STRONG TECHNICAL, INC.)

                          NOTES TO FINANCIAL STATEMENTS


3.     DISCONTINUED OPERATIONS

       In March 2005, all previous operations of the Company were discontinued. Revenues and net income from discontinued operations were as follows:

                                                                February 4, 2003
                                       Year ended   Year ended   (inception) to
                                        June 30,     June 30,       June 30,
                                          2005         2004           2003
                                          ----         ----           ----
Revenues                                $ 95,555     $ 17,700      $     --
Expenses                                  49,671       63,257        18,093
                                        --------     --------      --------
Income from discontinued operations     $ 45,884     $(45,557)     $(18,093)
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

5.     NEW ACCOUNTING PRONOUNCEMENTS

       In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS 123(R) is a revision of SFAS No., 123, "Accounting for Stock Based Compensation," and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a material impact on the Company's financial statements.

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

                                                  December 31,
                                                     2005
                                                     ----
       Current assets                           $  23,456,701
       Property, plant and equipment               10,212,848
       Construction in progress                    16,931,178
       Other assets                                 2,652,845
                                                -------------
        Total assets acquired                      53,253,572

       Current liabilities                         36,061,114
       Long-term debt                               2,264,448
                                                -------------
        Total liabilities assumed                  38,325,562

       Minority interest in subsidiaries              411,742
                                                -------------

       Net assets acquired                      $  14,516,268
                                                =============

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


7.     PREFERRED STOCK (Continued)

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


Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 16, 2006

                         FALCON LINK INVESTMENT LIMITED

                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,       December 31,       December 31,
                                                                                  ------------       ------------       ------------
                                  ASSETS                                              2005               2004               2003
                                                                                  ------------       ------------       ------------
Current assets
 Cash and cash equivalents                                                        $10,142,394        $ 5,204,637        $ 6,140,527
 Accounts receivable and other receivables                                         10,002,918          7,819,097          2,758,897
 Purchase deposits                                                                    220,836            124,520            239,410
 Prepaid expenses and deferred charges                                                 99,009             92,163             19,327
 Inventories                                                                        2,347,312          3,143,954          4,467,051
 Tax refund receivable                                                                644,232                 --            203,532
                                                                                  -----------        -----------        -----------
Total current assets                                                               23,456,701         16,384,371         13,828,744

Property, plant and equipment (net)                                                10,212,848         10,072,205          5,804,959

Related party receivables                                                             267,658             72,464             72,464
Other receivables                                                                     632,063                 --                 --
Construction in progress                                                           16,931,178          3,936,431          7,034,245
Intangible assets                                                                   1,753,124          1,701,135            787,843
                                                                                  -----------        -----------        -----------

Total assets                                                                      $53,253,572        $32,166,606        $27,528,255
                                                                                  ===========        ===========        ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Bank overdraft                                                                   $   619,579        $        --        $        --
 Accounts payable and other payables                                               10,278,464          5,334,765          4,132,946
 Accrued liabilities                                                                  759,420            322,842            366,684
 Short-term loans payable                                                          18,995,853          9,119,552          7,083,649
 Taxes payable                                                                      2,055,925            716,861                 --
 Deposits from clients                                                                769,398            714,597          1,798,935
 Research & development grants payable                                              2,436,804                 --                 --
 Long-term loans payable - current portion                                            145,671          3,308,877          1,044,150
                                                                                  -----------        -----------        -----------
Total current liabilities                                                          36,061,114         19,517,494         14,426,364

Long-term loans payable                                                             2,264,448          4,329,103          7,637,980
                                                                                  -----------        -----------        -----------
Total liabilities                                                                  38,325,562         23,846,597         22,064,344

Minority interest                                                                     411,742            137,278             49,653

Stockholders' equity
 Common stock par value $1.00; 10,000 authorized; 10,000 issued and
 outstanding                                                                           10,000             10,000             10,000
 Additional paid in capital                                                         2,104,686          1,988,744          1,988,744
 Retained earnings                                                                 12,097,834          6,183,987          3,415,514
 Accumulated other comprehensive income                                               303,748                 --                 --
                                                                                  -----------        -----------        -----------
Total stockholders' equity                                                         14,516,268          8,182,731          5,414,258
                                                                                  -----------        -----------        -----------

Total liabilities and stockholders' equity                                        $53,253,572        $32,166,606        $27,528,255
                                                                                  ===========        ===========        ===========



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         FALCON LINK INVESTMENT LIMITED

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                                 Year ended
                                                                                                 December 31,
                                                                         -----------------------------------------------------------
                                                                              2005                   2004                   2003
                                                                              ----                   ----                   ----
Revenues

  Sales revenues                                                         $ 73,399,998           $ 42,787,153           $ 29,593,493
  Cost of sales                                                            61,220,499             36,669,989             26,144,177
                                                                         ------------           ------------           ------------
    Gross profit                                                           12,179,499              6,117,164              3,449,316

Operating expenses
  General and administrative expenses                                       2,395,961              1,214,365                431,576
  Operating expenses                                                        2,299,950              1,844,840              1,281,516
                                                                         ------------           ------------           ------------
    Total operating expenses                                                4,695,911              3,059,205              1,713,092
                                                                         ------------           ------------           ------------

Income from operations                                                      7,483,588              3,057,959              1,736,224

Other income (expense)
  Interest income                                                             182,798                 85,854                237,673
  Other income                                                                166,673                 31,807                283,228
  Allowances income                                                            85,592                928,302                149,158
  Exchange gain (loss)                                                        226,547                (22,554)               (12,512)
  Interest expense                                                         (1,802,042)            (1,208,362)              (803,308)
                                                                         ------------           ------------           ------------
    Total other income (expense)                                           (1,140,432)              (184,953)              (145,761)
                                                                         ------------           ------------           ------------

Net income before taxes                                                     6,343,156              2,873,006              1,590,463
  Provision for income taxes                                                  352,880                 84,541                 57,097
                                                                         ------------           ------------           ------------

Net income after taxes                                                      5,990,276              2,788,465              1,533,366
  Minority interest in gain (loss)                                             76,429                 19,992                 (2,906)
                                                                         ------------           ------------           ------------

Net income                                                               $  5,913,847           $  2,768,473           $  1,536,272
                                                                         ============           ============           ============

  Foreign currency translation adjustment                                     303,748                     --                     --
                                                                         ------------           ------------           ------------
Comprehensive income                                                     $  6,217,595           $  2,768,473           $  1,536,272
                                                                         ============           ============           ============

Basic earnings per common share                                          $     591.38           $     276.85           $     153.63
                                                                         ------------           ------------           ------------
Diluted earnings per common share                                        $     591.38           $     276.85           $     153.63
                                                                         ------------           ------------           ------------
Basic weighted average shares outstanding                                      10,000                 10,000                 10,000
                                                                         ------------           ------------           ------------
Diluted weighted average shares outstanding                                    10,000                 10,000                 10,000
                                                                         ------------           ------------           ------------



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         FALCON LINK INVESTMENT LIMITED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   Accumulated
                                                                        Additional                    Other
                                                  Common Stock           Paid In      Retained    Comprehensive
                                             Shares      Par value       Capital      Earnings        Income            Total
                                             ------      ---------       -------      --------        ------            -----
Balance at January 1, 2003                         1   $  1,816,425   $    182,319  $  1,935,634   $         --     $  3,934,378
  Net income for the year                         --             --                    1,536,272                       1,536,272
  Dividends paid                                  --             --             --       (56,392)            --          (56,392)
                                              ------   ------------   ------------  ------------   ------------     ------------
Balance December 31, 2003                          1      1,816,425        182,319     3,415,514             --        5,414,258

  Net income for the year                         --             --             --     2,768,473             --        2,768,473
                                              ------   ------------   ------------  ------------   ------------     ------------
Balance December 31, 2004                          1      1,816,425        182,319     6,183,987             --        8,182,731

  Merger on May 20                                --        115,942                                                      115,942
  Recapitalization on September 15             9,999     (1,922,367)     1,922,367                                            --
  Net income for the year                                                              5,913,847                       5,913,847
  Foreign currency translation adjustment         --             --             --            --        303,748          303,748
                                              ------   ------------   ------------  ------------   ------------     ------------
Balance December 31, 2005                     10,000   $     10,000   $  2,104,686  $ 12,097,834   $    303,748     $ 14,516,268
                                              ======   ============   ============  ============   ============     ============



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         FALCON LINK INVESTMENT LIMITED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Year ended
                                                                                                  December 31,
                                                                             ------------------------------------------------------
                                                                                 2005                 2004                 2003
                                                                             ------------         ------------         ------------
Cash flows from operating activities:
  Net income                                                                 $  5,913,847         $  2,768,473         $  1,536,272
  Adjustments to reconcile net income to
    net cash provided by (used in) operations:
    Minority interest                                                              76,447               87,625               (2,906)
    Depreciation                                                                  602,008              415,979              253,003
    Amortization                                                                   37,431               38,144                5,209
    Provision for allowance for bad debt                                        1,214,461              267,668               67,669
    Changes in operating assets and liabilities:
      Accounts receivable and other receivables                                (3,788,597)          (5,327,868)            (197,213)
      Purchase deposits                                                           (91,712)             114,890              754,995
      Prepaid expense and deferred charges                                         (4,383)             (72,836)              (5,361)
      Inventories                                                                 865,583            1,323,097           (1,307,000)
      Tax refunds receivable                                                     (634,793)                  --               41,978
      Accounts payable and accrued liabilities                                  7,135,575            1,201,819            1,703,038
      Accrued liabilities                                                         419,194              (43,842)              34,683
      Taxes payable                                                             1,303,773              920,393              (60,166)
      Deposits from clients                                                        35,676           (1,084,338)           1,642,985
                                                                             ------------         ------------         ------------
  Net cash provided by (used in) operating activities                          13,084,510              609,204            4,467,186

Cash flows from investing activities:
  Construction in progress                                                    (12,703,414)             (49,267)          (5,056,786)
  Additions to fixed assets                                                      (527,369)          (1,536,144)          (1,263,830)
  Purchase of intangible assets                                                        --             (951,436)                  --
                                                                             ------------         ------------         ------------
      Net cash used in investing activities                                   (13,230,783)          (2,536,847)          (6,320,616)

Cash flows from financing activities:
  Proceeds from cash overdraft                                                    610,501                   --                   --
  Proceeds from short-term loans                                                9,641,295            2,035,903            2,005,833
  Proceeds from long-term loans                                                        --                   --            2,544,449
  Repayments of long-term loans                                                (5,490,645)          (1,044,150)                  --
  Capital paid in at acquisition                                                  117,216                   --                   --
  Advances to related parties                                                    (190,476)                  --                   --
  Investment in sub by minority holder                                            190,476                   --                   --
  Payments of dividends                                                                --                   --              (56,392)
                                                                             ------------         ------------         ------------
      Net cash provided by financing activities                                 4,878,367              991,753            4,493,890

  Effect of rate changes on cash                                                  205,663                   --                   --
                                                                             ------------         ------------         ------------

  Increase (decrease) in cash and cash equivalents                              4,937,757             (935,890)           2,640,460

  Cash and cash equivalents, beginning of period                                5,204,637            6,140,527            3,500,067
                                                                             ------------         ------------         ------------
  Cash and cash equivalents, end of period                                   $ 10,142,394         $  5,204,637         $  6,140,527
                                                                             ============         ============         ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                     $  1,699,634         $  1,208,362         $    803,308
                                                                             ============         ============         ============
  Cash paid for income taxes                                                 $    370,696         $     84,541         $     57,097
                                                                             ============         ============         ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         FALCON LINK INVESTMENT LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Details of Food Share's subsidiaries are as follows:

                                                                   DOMICILE AND DATE         REGISTERED        PERCENTAGE
     NAME                                                           OF INCORPORATION          CAPITAL         OF OWNERSHIP
     -------------------------------------------------------------------------------------------------------------------------------
     Henan Zhongpin Industrial Company Limited                          The PRC             18,000,000RMB         88.00%
                                                                    January 17, 2002        $   2,173,913

     Henan Zhongpin Import and Export Trading Company                   The PRC             5,060,000RMB          88.93%
                                                                    August 11, 2004         $     611,111

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

                         FALCON LINK INVESTMENT LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                         FALCON LINK INVESTMENT LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

                                                                               2005          2004           2003
                                                                               ----          ----           ----
     NUMERATOR FOR BASIC AND DILUTED EPS
       Net income to common stockholders                                   $ 5,913,847   $ 2,768,473    $ 1,536,272
                                                                           ===========   ===========    ===========

     DENOMINATORS FOR BASIC AND DILUTED EPS
       Weighted average shares of common stock outstanding                      10,000        10,000         10,000
                                                                           -----------   -----------    -----------
       Add: dilutive equity securities outstanding                                  --            --             --
                                                                           -----------   -----------    -----------
       Denominator for diluted EPS                                              10,000        10,000         10,000
                                                                           -----------   -----------    -----------

     EPS - Basic                                                           $    591.38   $    276.85    $    153.63
                                                                           -----------   -----------    -----------
     EPS - Diluted                                                         $    591.38   $    276.85    $    153.63
                                                                           -----------   -----------    -----------

     The Company had no potentially dilutive securities outstanding at December 31, 2005, 2004 and 2003.

                         FALCON LINK INVESTMENT LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     SHIPPING AND HANDLING COSTS

     Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. Handling costs are included in cost of sales, while direct shipping costs of $933,000, $683,000 and $306,000 are included in operating expenses for the years ended December 31, 2005, 2004 and 2003, respectively.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expenses were approximately $226,000, $70,800 and $39,000 for the years ended December 31, 2005, 2004 and 2003.

     RESEARCH AND DEVELOPMENT COSTS

     The PRC government has made a cash grant to the Company specifically to fund research and development. The Company has recorded this grant as a liability titled "Research & development grants payable" on the balance sheet. Qualifying research and development costs reduce the liability while non-qualifying research and development costs are expensed as incurred. Research and development costs were approximately $360,000, $290,000 and $220,000 for the years ended December 31, 2005, 2004 and 2003.

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

                         FALCON LINK INVESTMENT LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4.   ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

     The Company accrued an allowance for bad debts related to its receivables. The receivable and allowance balances at December 31, 2005, 2004 and 2003 were as follows:

                                          2005           2004          2003
                                          ----           ----          ----
          Accounts receivable        $ 10,337,838    $ 7,470,323   $ 1,683,940
          Other receivables             2,013,757        820,590     1,235,615
          Allowances receivable                --             --        43,490
          Allowance for bad debts      (1,716,614)      (471,816)     (204,148)
                                     ------------    -----------   -----------
                                     $ 10,634,981    $ 7,819,097   $ 2,758,897
                                     ============    ===========   ===========

          Current                    $ 10,002,918    $ 7,819,097   $ 2,758,897
          Non-current                     632,063             --            --
                                     ------------    -----------   -----------
                                     $ 10,634,981    $ 7,819,097   $ 2,758,897
                                     ============    ===========   ===========

                         FALCON LINK INVESTMENT LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES (Continued)

     Other receivables consist primarily of cash advances to suppliers to ensure preferential pricing and delivery. The advances bear no interest and are expected to be repaid in cash. Repayment is typically required to be made in less than one year. Advances that are not expected to be paid within one year are classified as non-current.

5.   INVENTORIES

     Inventories consisted of:

                                             December 31,   December 31,  December 31,
                                                2005           2004          2003
                                                ----           ----          ----
       Raw materials                         $  210,288     $  247,041    $  143,171
       Low value consumables and packaging      147,000        104,846        66,659
       Work-in-progress                         290,149        434,667     1,042,155
       Finished goods                         1,699,875      2,377,705     3,215,066
       Provision for loss of pricing                 --        (20,305)           --
                                             ----------     ----------    ----------
       Net inventories                       $2,347,312     $3,143,954    $4,467,051
                                             ==========     ==========    ==========

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at cost consisted of:

                                             December 31,     December 31,    December 31,
                                                2005             2004            2003
                                                ----             ----            ----
     Machinery and equipment
                                             $  6,832,887     $ 6,311,417     $  3,621,320
     Furniture and office equipment               253,187         221,016          198,680
     Motor vehicles                               281,371         207,270          235,053
     Buildings                                  5,084,728       4,923,229        2,924,654
                                             ------------     -----------     ------------
         Subtotal                              12,452,173      11,662,932        6,979,707
     Less: accumulated depreciation            (2,239,325)     (1,590,727)      (1,174,748)
                                             ------------     -----------     ------------
     Net property and equipment              $ 10,212,848     $10,072,205     $  5,804,959
                                             ============     ===========     ============

     Depreciation expense                    $    602,008     $   415,979     $    253,003
                                             ============     ===========     ============

7.   INTANGIBLE ASSETS

     Intangible assets of the Company consist of prepaid land use rights. According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, the Company paid in advance for the land use rights. Prepaid land use rights are being amortized and

                         FALCON LINK INVESTMENT LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   INTANGLIBLE ASSETS (Continued)

     recorded as lease expense using the straight-line method over the use terms of 20 to 50 years. Intangible assets consisted of the following:

                                       December 31,   December 31,  December 31,
                                          2005           2004          2003
                                          ----           ----          ----
             Land use rights           $1,840,937     $1,749,697     $798,261
             Accumulated amortization     (87,813)       (48,562)     (10,418)
                                       ----------     ----------     --------
                                       $1,753,124     $1,701,135     $787,843
                                       ==========     ==========     ========

             Amortization expense      $   37,431     $   38,144     $  5,209
                                       ==========     ==========     ========

8.   RELATED PARTY RECEIVABLES

     Related party receivables consist of advances made by the Company to the minority interest holders of Henan Zhongpin Industrial Company Limited for their investment in the registered capital of that entity. The advances are non-interest bearing and have no fixed repayment terms. Consequently, they are classified as non-current assets.

9.   CONSTRUCTION IN PROGRESS

     Construction in progress consisted of:

                                                            December 31,    December 31,   December 31,
     Construction in progress            Completed on           2005            2004           2003
     ------------------------            ------------           ----            ----           ----
     Sewage Construction                 October 2004       $        --     $        --     $   22,495
     Industrial Plant                    February 2006       16,931,178       3,887,164      7,011,750
     Frozen machinery and store room      March 2005                 --          49,267             --
                                                            -----------     -----------     ----------
                                                            $16,931,178     $ 3,936,431     $7,034,245
                                                            ===========     ===========     ==========

10.  LOANS PAYABLE

     SHORT-TERM LOANS

     Short-term loans are due within one year. These loans are secured by the land and plant of the Company, and guaranteed by the Company. These loans bear interest at prevailing lending rates in the PRC ranging from 3.0% to 9.4% per annum and at December 31, 2005 there was approximately $19.5 million in unused lines of credit available.

     LONG-TERM LOANS

     A long-term loan is secured by the land and plant of the Company, and guaranteed by Henan Zhongpin Industrial Company Limited and bears an interest rate 6.0% per annum.

                         FALCON LINK INVESTMENT LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  LOANS PAYABLE (Continued)

     The balances of loans payable were as follows:

                                        December 31,  December 31,  December 31,
                                           2005          2004          2003
                                           ----          ----          ----
            Short-Term Loans Payable    $18,995,853   $ 9,119,552   $ 7,083,649

            Net Long-Term Loans Payable   2,264,448     4,329,103     7,637,980
            Add: Current portion            145,671     3,308,877     1,044,150
                                        -----------   -----------   -----------
            Long-Term Loans Payable       2,410,119     7,637,980     8,682,130
                                        -----------   -----------   -----------
                                        $21,405,972   $16,757,532   $15,765,779
                                        ===========   ===========   ===========

                  Long-Term Repayment Schedule
            ----------------------------------------
            Payments due in 2006         $   145,671
            Payments due in 2007             145,671
            Payments due in 2008             145,671
            Payments due in 2009             145,671
            Payments due in 2010             145,671
            Payments due thereafter        1,681,764
                                         -----------
                                         $ 2,410,119
                                         ===========

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

12. ALLOWANCES INCOME

     "Allowances income" consists of grants from the government of the PRC for the Company's participation in specific programs, such as import and export, branding, and city maintenance and construction. The Company received allowances income as follows:

                                   Year ended       Year ended      Year ended
                                   December 31,     December 31,    December 31,
                                      2005             2004            2003
                                      ----             ----            ----
             Allowances income      $ 85,592         $ 928,302       $ 149,158
                                    ========         =========       =========

     In addition to paying the Company for its participation in ongoing programs, the PRC government has made a cash grant to the Company specifically to fund research and development. The Company recorded this grant as a liability titled "Research & development grants payable" on the balance sheet

                         FALCON LINK INVESTMENT LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  ALLOWANCES INCOME (Continued)

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

                         FALCON LINK INVESTMENT LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

     Our vegetables and fruits segment is involved primarily in the processing of fresh vegetables and fruits. We contract with more than 120 farms in Henan Province and nearby areas to produce high-

                         FALCON LINK INVESTMENT LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  SEGMENT REPORTING (Continued)

     quality vegetable varieties and fruits suitable for export purposes. The proximity of the contracted farms to our operations ensures freshness from harvest to processing. We contract to grow more than 20 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans and strawberries.


                                                      SALES BY SEGMENT
                                                       (IN MILLIONS)
                                                YEAR ENDED        YEAR ENDED
                                               DEC. 31, 2005     DEC. 31, 2004
                                               -------------     -------------
          Pork and Pork Products                 $ 71.46            $ 41.80

          Vegetables and Fruits                     1.94               0.99
                                                 -------            -------
                                     Total       $ 73.40            $ 42.79


                                                 OPERATING INCOME BY SEGMENT
                                                        (IN MILLIONS)
                                                YEAR ENDED        YEAR ENDED
                                               DEC. 31, 2005     DEC. 31, 2004
                                               -------------     -------------
          Pork and Pork Products                  $ 7.25            $ 3.02

          Vegetables and Fruits                     0.23              0.04
                                                  -----             ------
                                     Total        $ 7.48            $ 3.06

                                    PART III


ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of August 15, 2006, the names, addresses and number of shares of our common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of our common stock, and the names and number of shares beneficially owned by all of our directors and all of our executive officers and directors as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned). As of August 15, 2006, we had a total of 11,752,568 shares of common stock outstanding.

                                                                   NUMBER OF SHARES             PERCENT OF
                                                                      AND NATURE                  COMMON
                                                                     OF BENEFICIAL                 STOCK
NAME OF BENEFICIAL OWNER                                              OWNERSHIP(1)             OUTSTANDING(2)
------------------------                                              ------------             --------------
Xianfu Zhu.................................................           6,367,506                     54.2%
c/o Zhongpin Inc.
21 Changshe Road
Changge City, Henan Province
The People's Republic of China

Pinnacle China Fund, L.P...................................           1,175,139(3)                   9.9%
4965 Preston Park Blvd
Suite 240
Plano, TX  75093

Entities Affiliated with RENN Capital Group, Inc...........           1,125,000(4)                   9.1%
8080 Central Expressway, Suite 210, LB-59
Dallas, TX  75206

Jayhawk China Fund (Cayman), Ltd...........................           1,175,139(5)                   9.9%
c/o Genesis Fund Service Limited
8201 Mission Road, Suite 110
Prairie Village, KS  66208

Entities Affiliated with Special Situations Private Equity
   Fund, L.P...............................................           1,124,999(6)                   9.1%
527 Madison Avenue, Suite 2600
New York, NY 10022

Entities Affiliated with Atlas Capital L.P. ...............             749,999(7)                   6.2%
100 Crescent Court, Sutie 880
Dallas, TX 75201

Vision Opportunity Master Fund, Ltd........................             675,000(8)                   5.4%
317 Madison Avenue, Suite 200
New York, NY 10017

Southwell Partners, L.P....................................             656,250(9)                   5.3%
1901 North Akard Street
Dallas, Texas  75201

Yunchun Wang...............................................             562,500                      4.8%

                                                                   NUMBER OF SHARES             PERCENT OF
                                                                      AND NATURE                  COMMON
                                                                     OF BENEFICIAL                 STOCK
NAME OF BENEFICIAL OWNER                                              OWNERSHIP(1)             OUTSTANDING(2)
------------------------                                              ------------             --------------
Xinyu Li...................................................                  --                       --

All directors and executive officers as a group (six
   persons)................................................           7,768,134                     66.1%

---------------

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

(3) Pinnacle China Fund, L.P. ("Pinnacle") owns shares of Series A convertible preferred stock that are convertible into an aggregate of 1,500,000 shares of common stock, and warrants to purchase an aggregate of 750,000 shares of common stock that were acquired by Pinnacle China Fund, L.P. pursuant to the Securities Purchase Agreement dated as of January 30, 2006, as amended. The shares of Series A convertible preferred stock and warrants contain provisions known as "exercise caps," which prohibit the holder of the shares of Series A convertible preferred stock and warrants (and its affiliates) from converting such shares or exercising such warrants to the extent that giving effect to such conversion or exercise, such holder would beneficially own in excess of 9.999% of our outstanding common stock. The figures set forth above as the ownership prior to the offering and the ownership after the offering reflect the operation of such exercise caps in that we have not included 1,074,861 shares of common stock issuable pursuant to such convertible shares and warrants as Pinnacle has advised us that it does not beneficially own such shares due to the fact that it cannot exercise its right to receive such shares at this time. In the absence of such caps, Pinnacle would have the right to receive all shares issuable upon conversion of the shares and exercise of the warrants (an aggregate of 2,250,000 shares) and would have a beneficial ownership percentage of 16.1%.

       Pinnacle China Advisers, L.P. ("Pinnacle Advisers") is the general partner of Pinnacle. Pinnacle China Management, LLC ("Pinnacle Management") is the general partner of Pinnacle Advisers. Kitt China Management, LLC ("Pinnacle Manager") is the manager of Pinnacle Management. Barry M. Kitt is the sole member of Pinnacle Manager. Mr. Kitt may be deemed to be the beneficial owner of the shares of common stock beneficially owned by Pinnacle. Mr. Kitt expressly disclaims beneficial ownership of all shares of common stock beneficially owned by Pinnacle.

(4) (i) BFS US Special Opportunities Trust PLC ("BFS") owns shares of Series A convertible preferred stock that are convertible into an aggregate of 375,000 shares of common stock and warrants to purchase an aggregate of 187,500 shares of common stock, and (ii) Renaissance US Growth Investment Trust PLC ("Renaissance") owns shares of Series A convertible preferred stock that are convertible into an aggregate of 375,000 shares of common stock and warrants to purchase an aggregate of 187,500 shares of common stock, each acquired pursuant to the Securities Purchase Agreement dated as of January 30, 2006, as amended. RENN Capital Group, Inc. ("RENN Advisor") is the investment manager of each of BFS and Renaissance. Russell Cleveland, the President of RENN Advisor, has voting and/or investment control over the shares owned by each of BFS and Renaissance.

(5) Jayhawk China Fund (Cayman), Ltd. ("Jayhawk") owns shares of Series A convertible preferred stock that are convertible into an aggregate of 900,000 shares of common stock and warrants to purchase an aggregate of 450,000 shares of common stock. The shares of Series A convertible preferred stock and warrants contain provisions known as "exercise caps," which prohibit the holder of the shares of Series A convertible preferred stock and warrants (and its affiliates) from converting such shares or exercising such warrants to the extent that giving effect to such conversion or exercise, such holder would beneficially own in excess of 9.999% of our outstanding common stock. The figures set forth above as the ownership prior to the offering and the ownership after the offering reflect the operation of such exercise caps in that we have not included 174,861 shares of common stock issuable pursuant to such convertible shares and warrants as Jayhawk has advised us that it does not beneficially own such shares due to the fact that it cannot exercise its right to receive such shares at this time. In the absence of such caps, Jayhawk would have the right to receive all shares issuable upon conversion of the shares and exercise of the warrants (an aggregate of 1,350,000 shares) and would have a beneficial ownership percentage of 10.3%.

       Jayhawk Capital Management, LLC is the investment manager of Jayhawk. Kent C. McCarthy has voting and/or investment control over the shares owned by Jayhawk.

(6) Consists of (i) 214,500 shares of common stock issuable upon the conversion of Series A convertible preferred stock held by Special Situations Private Equity Fund L.P. ("Private Equity Fund") and 107,249 shares of common stock issuable upon the exercise of warrants held by the Private Equity Fund, (ii) 492,750 shares of common stock issuable upon the conversion of Series A convertible preferred stock held by Special Situation Fund III QP, L.P. ("Fund III QP") and 246,375 shares of common stock issuable upon the exercise of warrants held by Fund III QP and
       (iii) 42,750 shares of common stock issuable upon the conversion of Series A convertible preferred stock held by Special Situations Fund III, L.P. ("Fund III") and 21,375 shares of common stock issuable upon the exercise of warrants held by Fund III, each acquired pursuant to the Securities Purchase Agreement dated as of January 30 2006, as amended.

       MG Advisors, L.L.C. ("MG") is the general partner of and investment adviser to the Private Equity Fund. Austin W. Marxe and David M. Greenhouse are the principal owners of MG and are principally responsible for the selection, acquisition and disposition of the portfolio securities by MG on behalf of Private Equity Fund. MGP Advisers Limited Partnership ("MGP") is the general partner of Fund III and Fund III QP. Austin W. Marxe and David M. Greenhouse are the general partners of MGP and are principally responsible for the selection, acquisition and disposition of the portfolio securities by MGP on behalf of Fund III and Fund III QP.

(7) Consists of (i) 283,750 shares of common stock issuable upon the conversion of Series A convertible preferred stock, and 141,874 shares of common stock issuable upon the exercise of warrants, acquired by Atlas Capital Master Fund, L.P., (ii) 172,000 shares of common stock issuable upon the conversion of Series A convertible preferred stock, and 86,000 shares of common stock issuable upon the exercise of warrants, acquired by Atlas Capital (Q.P.), L.P. and (iii) 44,250 shares of common stock issuable upon the conversion of Series A convertible preferred stock, and 22,125 shares of common stock issuable upon the exercise of warrants, acquired by Atlas Capital Offshore Exempt Fund, Ltd., each acquired pursuant to the Securities Purchase Agreement dated as of January 30, 2006, as amended. Atlas Capital L.P. and Atlas Capital Offshore Fund Ltd. ("Atlas Offshore") are the general partners of Atlas Capital Master Fund Ltd. Atlas Capital Management L.P. ("Atlas Management") is the general partner of Atlas Capital L.P. Atlas Management is also the general partner of Atlas Capital (QP), L.P. and Atlas Offshore. RHA is the general partner of Atlas Management. Robert H. Alpert ("Alpert") is President of RHA and is a director of Atlas Offshore. Alpert has voting and/or investment control over the shares owned by the selling stockholder.

(8) Consists of 450,000 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock, and 225,000 shares of common stock issuable upon the exercise of Warrants, held by Vision Opportunity Master Fund, Ltd., each acquired pursuant to the Securities Purchase Agreement dated as of January 30, 2006, as amended. Adam Benowitz, managing partner of the selling stockholder, has voting and/or investment control over the shares owned by the selling stockholder.

(9) Consists of 437,500 shares of common stock issuable upon the conversion of Series A convertible preferred stock, and 218,750 shares of common stock issuable upon the exercise of warrants, acquired by Southwell Partners, L.P. pursuant to the Securities Purchase Agreement dated as of January 30, 2006, as amended. Southwell Management, L.P. is the general partner of the selling stockholder. Wilson Jaeggli is the managing director of the selling stockholder and has voting and/or investment control over the shares owned by the selling stockholder.

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

                  FALCON LINK INVESTMENT LIMITED
                  Report of Independent Public Accounting Firm
                  Consolidated Balance Sheets as of December 31, 2005, 2004
                      and 2003
                  Consolidated Statements of Operations and Comprehensive Income
                     for the years ended December 31, 2005, 2004 and 2003
                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003
                  Consolidated Statements of Cash Flows for the years December
                     31, 2005, 2004 and 2003
                  Notes to Financial Statements

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

            10.1 Loan Agreements between Agricultural Bank of China, Xuchang Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 30, 2006.*

            10.2 Loan Agreement dated March 31, 2005 between CITIC Industrial Bank, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to
                         Exhibit 10.2 to our Current Report on Form 8-K dated January 30, 2006.*

            10.3 Loan Agreements between Shanghai Pudong Development Bank, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 30, 2006.*

            10.4 Loan Agreements between China Construction Bank, Xuchang Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 30, 2006.*

            10.5 Transfer Loan Agreement dated May 31, 2002 between Bank of Communications, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to
                         Exhibit 10.5 to our Current Report on Form 8-K dated January 30, 2006.*

            10.6 Equipment Purchase Agreement dated July 18, 2001 between Henan International Economic Trading Corporation (buyer), Henan Zhongpin Food Share Co., Ltd. (end user) and Berg Chilling Systems Inc. (seller), incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated January 30, 2006.*

            10.7 Advisory Agreements dated April 7, 2005 and April 26, 2005 between Greenstone Investment & Consultants Ltd. and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 (Registration No. 333-133226). (TRANSLATED FROM MANDARIN).

            10.8 Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Zhu Xianfu and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated January 30, 2006.*

            10.9 Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Ben Baoke and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated January 30, 2006.*

            10.10 Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Si Shuichi and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated January 30, 2006.*

            10.11 Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Wang Qinghe and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated January 30, 2006.*

            10.12 Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Liu Chaoyang and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated January 30, 2006.*

            10.13 Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Wang Juanjuan and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated January 30, 2006.*

            10.14 Agreement on Trust of Share Equity of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Zhu Xianfu, Ben Baoke, Si Shuichi, Wang Qinghe, Liu Chaoyang and Wang Juanjuan and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K dated January 30, 2006.*

            10.15 Agreement on Transfer of Equity Interest of Henan Zhongpin Food Co., Ltd. dated August 16, 2005 between Zhu Xianfu, Ben Baoke, Si Shuichi, Wang Qinghe, Liu Chaoyang and Wang Juanjuan (Transferors) and Falcon Link Investment Ltd., incorporated by reference to
                         Exhibit 10.15 to our Current Report on Form 8-K dated January 30, 2006.*

            10.16 Securities Purchase Agreement, dated as of January 30, 2006, by and among the Registrant and the purchasers named therein, incorporated by reference to Exhibit
                         10.16 of our Registration Statement on Form S-1 (Registration No. 333-133226).*

            10.17 Registration Rights Agreement, dated as of January 30, 2006, by and among the Registrant and the purchaser named therein, incorporated by reference to Exhibit
                         10.17 of our Registration Statement on Form S-1 (Registration No. 333-133226).*

            10.18 Form of Warrant to purchase common stock, incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K dated January 30, 2006.

            10.19 Placement Agent Warrant Agreement, dated as of January 30, 2006, between the Registrant and TN Capital Equities, Ltd., incorporated by reference to Exhibit
                         10.19 of our Registration Statement on Form S-1 (Registration No. 333-133226).

            10.20 Stock Purchase Agreement, dated as of March 15, 2005, among Richard Armstrong, Halter Capital Corporation and the Registrant, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 30, 2005.

            10.21 Share Exchange Agreement, dated as of January 30, 2006, among the Registrant, Falcon Link Investment Limited, the stockholders of the Registrant signatory thereto and as to Articles IV, VII and IX only, Kevin Halter, Jr., incorporated by reference to Exhibit 10.21 of our Registration Statement on Form S-1 (Registration No. 333-133226).

            10.22 Advisory Agreement, dated as of January 30, 2006, between HFG International Limited and Falcon Link Investment Limited, incorporated by reference to
                         Exhibit 10.22 of our Registration Statement on Form S-1 (Registration No. 333-133226).

            10.23 Amendment dated as of February 21, 2006 [to Securities Purchase Agreement dated as of January 30, 2006] among the Registrant and the purchasers named therein, incorporated by reference to Exhibit 10.23 of our Registration Statement on Form S-1 (Registration No. 333-133226).

            10.24 Escrow Agreement dated as of January 30, 2006 among the Registrant, Law Debenture Trust Company of New York, as escrow agent, and the stockholders of the Registrant named therein, incorporated by reference to Exhibit
                         10.24 of our Registration Statement on Form S-1 (Registration No. 333-133226).

            10.25 Amendment to Escrow Agreement dated as of February 21, 2006 among the Registrant, Law Debenture Trust Company of New York, as escrow agent, and the stockholders of the Registrant named therein, incorporated by reference to Exhibit 10.25 of our Registration Statement on Form S-1 (Registration No. 333-133226).

            10.26 Common Stock Purchase Warrant dated June 15, 2006 between the Registrant and CCG Partners LLC, incorporated by reference to Exhibit 10.26 of our Registration Statement on Form S-1 (Registration No. 333-133226).

             14.1 Code of Business Conduct and Ethics of the Registrant, incorporated by reference to Exhibit 14.1 of our Registration Statement on Form S-1 (Registration No. 333-133226).

             21.1 List of Subsidiaries of Registrant, incorporated by reference to Exhibit 21.1 of our Registration Statement on Form S-1 (Registration No. 333-133226).

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

             99.7 Memorandum of Association of Falcon Link Investment Limited, dated July 21, 2005, incorporated by reference to Exhibit 99.7 of our Registration Statement on Form S-1 (Registration No. 333-133226).

             99.8 Articles of Association of Falcon Link Investment Limited, dated July 21, 2005, incorporated by reference to Exhibit 99.8 of our Registration Statement on Form S-1 (Registration No. 333-133226).

             99.9 Business License of Henan Zhongpin Food Co., Ltd. dated May 26, 2005, incorporated by reference to Exhibit 99.9 to our Current Report on Form 8-K dated January 30, 2006. (TRANSLATED FROM MANDARIN)

------------
*  Original agreement in Mandarin, summary of key terms attached.
#  Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized on the 19th day of September, 2006.

                                            ZHONGPIN INC.
                                              (Company)



                                            By:  /s/ Xianfu Zhu
                                               ----------------------------
                                               Xianfu Zhu
                                               Chief Executive Officer