Form 10-Q/A
period 2006-06-30
ZHONGPIN INC.
filed 2006-11-14
CIK 1277092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 2)

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

                                EXPLANATORY NOTE

        In this Amendment No. 2 to the Quarterly Report on Form 10-Q, we will refer to Zhongpin Inc., a Delaware corporation, as "our company," "we," "us," and "our."

        We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 to correct the following items:

           o Part I, Item 1. Unaudited Financial Statements and Notes to Consolidated Financial Statements and Part I, Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the additional expense recorded in connection with the accrual of a liability that may be payable to the holders of our Series A convertible preferred stock and related purchase warrants because of our failure to register in a timely manner for resale under the Securities Act of 1933, as amended, the shares of our common stock issuable upon the conversion or exercise of such securities.

        Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment No. 2 presents new certifications pursuant to Rule 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) under the Exchange Act. Except as described above, no substantive change has been made to the Quarterly Report as originally filed. This Amendment No. 2 does not reflect events occurring after the filing of the Quarterly Report as originally filed or modify or update those disclosures affected by subsequent events.

                                  ZHONGPIN INC.

                                    FORM 10-Q

                                      INDEX

PART I   FINANCIAL INFORMATION                                              PAGE
------   ---------------------                                              ----

         Item 1.  Unaudited Financial Statements:

                  Consolidated Balance Sheets as of June 30, 2006
                     (unaudited) and December 31, 2005 ......................  2

                  Consolidated Statements of Operations
                     and Comprehensive Income (unaudited) for the three
                     and six months ended June 30, 2006 and 2005 ...........   3

                  Consolidated Statement of Changes in Stockholders'
                     Equity (unaudited) for the six months ended
                     June 30, 2006 .........................................   4

                  Consolidated Statements of Cash Flows (unaudited) for
                     the six months ended June 30, 2006 and 2005 ...........   5

                  Notes to Consolidated Financial Statements (unaudited) ...   6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ...................  22

PART II  OTHER INFORMATION

         Item 6.  Exhibits..................................................  37

SIGNATURES..................................................................  38

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

                                  ZHONGPIN INC.
                           CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN U.S. DOLLARS)

                                               JUNE 30, 2006   DECEMBER 31, 2005
                                               -------------   -----------------
                 ASSETS                         (Unaudited)
                                                 (Restated)
Current assets
  Cash and cash equivalents                    $  14,519,039   $      10,142,394
  Accounts receivable and other receivables       14,733,543          10,002,918
  Purchase deposits                                   88,873             220,836
  Prepaid expenses and deferred charges              140,985              99,009
  Inventories                                      6,352,818           2,347,312
  Tax refund receivables                             794,618             644,232
                                               -------------   -----------------
Total current assets                              36,629,876          23,456,701

Property, plant and equipment (net)               22,638,938          10,212,848
Related party receivables                            270,148             267,658
Other receivables                                         --             632,063
Construction contracts                             8,814,597          16,931,178
Intangible assets                                  5,476,867           1,753,124
                                               -------------   -----------------

Total assets                                   $  73,830,426   $      53,253,572
                                               =============   =================

          LIABILITIES AND EQUITY

Current liabilities
  Bank overdraft                               $          --   $         619,579
  Accounts payable and other payables             10,916,854          10,278,464
  Accrued liabilities                                968,793             759,420
  Short term loans payable                        12,944,619          18,995,853
  Taxes payable                                      943,674           2,055,925
  Deposits from clients                              250,331             769,398
  Research and development grants payable          1,339,887           2,436,804
  Long term loans payable-current portion            145,671             145,671
                                               -------------   -----------------
Total current liabilities                         27,509,829          36,061,114

Long term loans payable                            2,107,165           2,264,448
                                               -------------   -----------------

Total liabilities                                 29,616,994          38,325,562

Minority interest                                    431,037             411,742

Equity

  Preferred stock: par value $0.001;
  10,000,000 authorized; 6,900,000 shares
  issued and outstanding                               6,900                  --

  Common stock: par value $0.001;
  25,000,000 authorized; 11,752,578 shares
  issued and outstanding                              11,753              11,753
  Additional paid in capital                      25,209,926           2,102,933
  Retained earnings                               17,984,977          12,097,834
  Accumulated other comprehensive income             568,839             303,748
                                               -------------   -----------------
Total equity                                      43,782,395          14,516,268
                                               -------------   -----------------

Total liabilities and equity                   $  73,830,426   $      53,253,572
                                               =============   =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZHONGPIN INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (AMOUNTS IN U.S. DOLLARS) (UNAUDITED)

                                                    Three Months Ended                   Six Months Ended
                                                         June 30,                            June 30,
                                             --------------------------------    --------------------------------
                                                  2006              2005              2006              2005
                                             --------------    --------------    --------------    --------------
                                               (Restated)                          (Restated)
Revenues
  Sales revenues                                 31,777,348        18,591,118        62,270,855        32,996,247
  Cost of  sales                                 27,052,820        15,574,225        52,966,975        27,383,004
                                             --------------    --------------    --------------    --------------
    Gross profit                                  4,724,528         3,016,893         9,303,880         5,613,243

Operating expenses
  General and administrative expenses             1,579,624           276,520         2,478,648           500,169
  Operating expenses                                716,090           327,304         1,520,236           692,663
                                             --------------    --------------    --------------    --------------
    Total operating expenses                      2,295,714           603,824         3,998,884         1,192,832
                                             --------------    --------------    --------------    --------------

Income from operations                            2,424,814         2,413,069         5,304,996         4,420,411

Other  income  (expense)
  Interest income                                   149,648            40,364           245,338            89,269
  Other  income (expenses)                           23,844           (17,978)           36,236            (3,304)
  Allowances income                               1,113,661             5,435         1,226,845            44,082
  Exchange gain                                       4,319           (31,103)           18,028           (42,276)
  Interest expense                                 (227,587)         (458,908)         (607,815)         (808,658)
                                             --------------    --------------    --------------    --------------
    Total other income (expense)                  1,063,885          (462,190)          918,632          (720,887)
                                             --------------    --------------    --------------    --------------

Net income before taxes                           3,492,669         1,950,879         6,223,628         3,699,524
Provision for income taxes                          171,945           122,789           317,190           122,789
                                             --------------    --------------    --------------    --------------

Net income after taxes                            3,320,754         1,828,090         5,906,438         3,576,735
Minority interest                                     8,575             6,801            19,295            19,055
                                             --------------    --------------    --------------    --------------

Net income                                   $    3,312,179    $    1,821,289    $    5,887,143    $    3,557,680
                                             ==============    ==============    ==============    ==============

Foreign currency translation adjustment             123,941                --           265,091                --
                                             --------------    --------------    --------------    --------------
Comprehensive income                         $    3,436,120    $    1,821,289    $    6,152,234    $    3,557,680
                                             ==============    ==============    ==============    ==============

Basic earnings per common share              $         0.18    $         0.15    $         0.34    $         0.30
Diluted earnings per common share            $         0.14    $         0.15    $         0.28    $         0.30
Basic weighted average shares outstanding        11,752,578        11,752,578        11,752,578        11,752,578
Diluted weighted average shares outstanding      23,137,578        11,752,578        21,248,411        11,752,578


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZHONGPIN INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (AMOUNTS IN U.S. DOLLARS) (UNAUDITED)
                                   (Restated)

                                                                                                           Accumulated
                                                                                Additional                    Other
                                Preferred Stock           Common Stock           Paid In       Retained   Comprehensive
                               Shares    Par Value     Shares      Par Value     Capital       Earnings       Income       Total
                             ----------  ---------  ------------  ----------   -----------   -----------   -----------  -----------
Balance at January 1, 2003           --  $      --             1  $1,816,425   $   182,319   $ 1,935,634   $        --  $ 3,934,378
Net income for the year                         --                        --            --     1,536,272                  1,536,272
Dividends paid                       --         --            --          --            --       (56,392)           --      (56,392)
                             ----------  ---------  ------------  ----------   -----------   -----------   -----------  -----------
Balance December 31, 2003            --         --             1   1,816,425       182,319     3,415,514            --    5,414,258

Net income for the year              --         --            --          --            --     2,768,473            --    2,768,473
                             ----------  ---------  ------------  ----------   -----------   -----------   -----------  -----------
Balance December 31, 2004            --         --             1   1,816,425       182,319     6,183,987            --    8,182,731

Merger on May 20                     --         --            --     115,942            --            --            --      115,942
Recapitalization on Sept. 15         --         --         9,999  (1,922,367)    1,922,367            --            --           --
Net income for the year                                                                        5,913,847            --    5,913,847
Foreign currency translation
  adjustment                         --         --            --          --            --            --       303,748      303,748
                             ----------  ---------  ------------  ----------   -----------   -----------   -----------  -----------
Balance December 31, 2005            --         --        10,000      10,000     2,104,686    12,097,834       303,748   14,516,268

Items applied retroactively:         --
Recapitalization on
  January 30, 2006                   --         --   415,432,354     405,442      (405,442)           --            --           --
Reverse stock split on
  February 16, 2006
  (1:35.349)                         --         --  (403,689,776)   (403,689)      403,689            --            --           --
                             ----------  ---------  ------------  ----------   -----------   -----------   -----------  -----------
Restated December 31, 2005           --         --    11,752,578      11,753     2,102,933    12,097,834       303,748   14,516,268

Increase in Preferred Stock   6,900,000      6,900            --          --            --            --            --        6,900
Warrant expense                                                                      3,190                                    3,190
Net income for the period            --         --            --          --            --     5,887,143            --    5,887,143
Increase in additional paid
  in capital                         --         --            --          --    23,103,803                          --   23,103,803
Foreign currency translation
  adjustment                         --         --            --          --            --            --       265,091      265,091
                             ----------  ---------  ------------  ----------   -----------   -----------   -----------  -----------
Balance June 30, 2006         6,900,000  $   6,900    11,752,578  $   11,753   $25,209,926   $17,984,977   $   568,839  $43,782,395
                             ==========  =========  ============  ==========   ===========   ===========   ===========  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZHONGPIN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (AMOUNTS IN U.S. DOLLARS) (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------
                                                     (Restated)
Cash flows from operating activities:
  Net income                                        $  5,887,143   $  3,557,680
  Adjustments to reconcile net income to
   net cash provided by (used in) operations:
    Minority interest                                     19,295        214,854
    Depreciation                                         361,958        290,522
    Amortization                                          51,605         10,923
    Exchange gain                                        (18,027)            --
    Provision for allowance for bad debt                     (76)            --
    Warrants issued for services                           3,190             --
    Changes in operating assets and liabilities:
      Accounts receivable and other receivables       (4,101,052)    (4,122,488)
      Purchase deposits                                  131,963          1,580
      Prepaid expense and deferred charges               (41,976)      (128,046)
      Inventories                                     (4,005,506)    (1,059,548)
      Tax refunds receivable                            (150,386)        (1,786)
      Accounts payable and accrued liabilities          (249,154)      (291,419)
      Taxes payable                                   (1,112,251)       (46,193)
      Deposits from clients                             (519,067)       139,634
                                                    ------------   ------------
  Net cash used in operating activities               (3,742,341)    (1,434,287)

Cash flows from investing activities:
  Construction in progress                                    --       (250,349)
  Additions to fixed assets                           (4,669,791)      (378,489)
  Additions to intangible  assets                     (3,775,109)            --
                                                    ------------   ------------
    Net cash used in investing activities             (8,444,900)      (628,838)

Cash flows from financing activities:
  Repayment of Bank overdraft                           (619,579)            --
  Proceeds from short-term loans                      10,492,500     16,550,797
  Repayment of short-term loans                      (16,543,734)    (4,657,450)
  Repayment of long-term loans                          (157,283)    (1,582,575)
  Proceeds from preferred stock                       23,110,703             --
  Payments of dividends                                       --             --
                                                    ------------   ------------
    Net cash provided by financing activities         16,282,607     10,310,772

  Effect of rate changes on cash                         281,279             --
                                                    ------------   ------------
  Increase (decrease) in cash and cash equivalents     4,376,645      8,247,647
  Cash and cash equivalents, beginning of period      10,142,394      5,204,637
                                                    ------------   ------------
  Cash and cash equivalents, end of period          $ 14,519,039   $ 13,452,284
                                                    ============   ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                            $    636,044   $    808,658
  Cash paid for income taxes                        $    312,672   $         --


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

        Details of Food Share's subsidiaries are as follows:

                                DOMICILE/DATE        REGISTERED      PERCENTAGE
                     NAME      OF INCORPORATION       CAPITAL       OF OWNERSHIP

 Henan Zhongpin Industrial                         18,000,000 RMB
 Company Limited              PRC/ Jan. 17, 2002   ($2,173,913)        88.00%

 Henan Zhongpin Import and                          5,060,000 RMB
 Export Trading Company       PRC/Aug. 11, 2004    ($611,111)          88.93%

 Zhumadian Zhongpin                                 5,000,000 RMB
 Food Company Limited         PRC/June 7, 2006     ($625,344)           100%

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Zhongpin Inc. (formerly Strong Technical, Inc.), Falcon Link Investment Limited, Henan Zhongpin Food Co., Ltd., Henan Zhongpin Food Share Company Limited, Henan Zhongpin Industrial Company Limited, Henan Zhongpin Import and Export Trading Company and Zhumadian Zhongpin Food Company Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

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

MINORITY INTEREST IN SUBSIDIARIES

        We record minority interest expense, which reflects the minority shareholders' portion of the earnings of Henan Zhongpin Industrial Company Limited and Henan Zhongpin Import and Export Trading Company. During 2005, Henan Zhongpin Industrial Company Limited increased its registered capital from 5,000,000 RMB to 18,000,000 RMB, which required the minority holders to increase their investment by 1,560,000 RMB, effectively increasing the minority interest shown on our balance sheet by $188,406. In June 2006, Zhumadian Zhongpin Food Company Limited was registered with a registered capital of 5,000,000 RMB, which is 100%-owned by Henan Zhongpin Food Share Company Limited.

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

        The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

                                                         Three Months Ended June 30,     Six Months Ended June 30,
                                                            2006            2005           2006            2005
                                                        ------------    ------------   ------------    ------------
NUMERATOR FOR BASIC AND DILUTED EPS
  Net income (numerator for Diluted EPS)                $  3,312,179    $  1,821,289   $  5,887,143    $  3,557,680
  Net income allocated to preferred stock                 (1,225,248)             --     (1,934,062)             --
                                                        ------------    ------------   ------------    ------------
  Net income to common stockholders (Basic)             $  2,186,931    $  1,821,289   $  3,953,081    $  3,557,680
                                                        ============    ============   ============    ============

DENOMINATORS FOR BASIC AND DILUTED EPS
  Common stock outstanding after recapitalization and
  1:35.349 reverse stock split                            11,752,578      11,752,578     11,752,578      11,752,578
                                                        ------------    ------------   ------------    ------------
DENOMINATOR FOR BASIC EPS                                 11,752,578      11,752,578     11,752,578      11,752,578
                                                        ============    ============   ============    ============
  Add: Weighted average preferred as if converted          6,900,000              --      5,750,000              --
  Add: Weighted average stock warrants outstanding         4,501,667              --      3,745,833              --
                                                        ------------    ------------   ------------    ------------
DENOMINATOR FOR DILUTED EPS                               23,154,245      11,752,578     21,248,411      11,752,578
                                                        ============    ============   ============    ============

EPS - Basic                                             $       0.18    $       0.15   $       0.34    $       0.34
                                                        ------------    ------------   ------------    ------------
EPS - Diluted                                           $       0.14    $       0.15   $       0.28    $       0.28
                                                        ------------    ------------   ------------    ------------

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

REGISTRATION RIGHTS AGREEMENT

        In connection with the issuance of our Series A convertible preferred stock and warrants on January 30, 2006, we entered into a registration rights agreement with certain investors. The agreement requires us to effect the registration of our common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrants. If such registration was not effective by June 20, 2006, we were required to pay the investors liquidated damages in an amount equal to 1-1/2% per month times the amount paid by the investors for the purchase of our Series A convertible preferred stock and warrants until such registration becomes effective. This could cost us approximately $414,000 per month until such registration becomes effective. On June 20, 2006, such registration had not become effective, and we started to accrue a liability in the amount of $414,000 plus $138,000 (10/30 times $414,000) plus related interest payable for this contingency because a loss is reasonably possible and a loss amount can be reasonably estimated. This amount of penalty has not yet been paid to certain investors in accordance with the registration rights agreement.

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

        The following table provides certain information with respect to stock options exercisable at June 30, 2006:

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
                                ======         ======       ======


                           OPERATING INCOME BY SEGMENT
                           (U.S. DOLLARS IN MILLIONS)

                       THREE     THREE                OPERATING      OPERATING
                      MONTHS    MONTHS                  MARGIN         MARGIN
                       ENDED     ENDED               THREE MONTHS   THREE MONTHS
                      JUNE 30,  JUNE 30,  CHANGE        ENDED          ENDED
                       2006      2005    2006/2005  JUNE 30, 2006  JUNE 30, 2005
                      -------   -------  ---------  -------------  -------------
Pork and
  Pork Products .....  $2.27     $2.37     ($0.10)       7.49%         13.10%
Vegetables
  and Fruits ........   0.16      0.04       0.12       10.81%          8.00%
                       -----     -----      -----
        Total .......  $2.43     $2.41      $0.02        7.65%         12.96%
                       =====     =====      =====

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.     SEGMENT REPORTING (Continued)

                           OPERATING INCOME BY SEGMENT
                           (U.S. DOLLARS IN MILLIONS)

                        SIX       SIX                 OPERATING      OPERATING
                      MONTHS    MONTHS                  MARGIN         MARGIN
                       ENDED     ENDED                SIX MONTHS     SIX MONTHS
                      JUNE 30,  JUNE 30,  CHANGE        ENDED          ENDED
                       2006      2005    2006/2005  JUNE 30, 2006  JUNE 30, 2005
                      -------   -------  ---------  -------------  -------------
Pork and
  Pork Products .....  $5.08     $4.37      $0.71        8.46%         13.50%
Vegetables
  and Fruits ........   0.23      0.05       0.18       10.45%          7.81%
                       -----     -----      -----
        Total .......  $5.31     $4.42      $0.89        8.53%         13.39%
                       =====     =====      =====

18.     RESTATEMENT

        Subsequent to filing our restated financial statements for the six months ended June 30, 2006, we reinterpreted the language relating to the liquidated damages payable by us under an agreement that requires us to effect the registration of our common stock issuable upon the conversion of our Series A convertible preferred stock and the exercise of certain of our stock purchase warrants. See Note 11. Commitments and Contingencies. As a result of such reinterpretation, we accrued for this contingency a liability in the month of June 2006 in the amount of $414,000 plus $138,000 (10/30 times $414,000) plus interest in the amount of $1,380 because the loss is reasonably possible and a loss amount can reasonably be determined. As a result, general and administrative expenses for both the three- and six-month periods ended June 30, 2006 were increased by $553,380 and net income for both periods has been decreased by the same amount. The change in diluted earnings per share for the six months ended June 30, 2006 due to the restatement was $0.02 per share and the change in basic earnings per share for the three- and six-month periods ended June 30, 2006, and in diluted earnings per share for the three-month period ended June 30, 2006, due to the restatement was $0.03 per share.

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

        On June 7, 2006, our subsidiary, Henan Zhongpin Food Share Co. Limited, formed a wholly-owned subsidiary, Zhumadian Zhongpin Food Limited, through which we plan to invest approximately $14 million to construct a new production facility in southern Henan Province that will be designed with a production capacity for chilled or frozen pork of 200 metric tons per 8-hour working day, or approximately 72,000 metric tons on an annual basis. We plan to put this new plant into production in the second quarter of fiscal 2007.

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

        The following table sets forth, for the periods indicated, certain statement of operations data.

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                          -----------------   -----------------
                                            2006      2005      2006      2005
                                          -------   -------   -------   -------
                                                  (U.S. dollars in thousands)
Revenues:
  Sales revenues .......................  $31,777   $18,591   $62,271   $32,996
  Cost of sales ........................   27,053    15,574    52,967    27,383
                                          -------   -------   -------   -------
      Gross profit .....................    4,724     3,017     9,304     5,613

Operating expenses:
  General and administrative
    expenses ...........................    1,580       277     2,479       500
  Operating expenses ...................      716       327     1,520       693
                                          -------   -------   -------   -------
      Total operating expenses .........    2,296       604     3,999     1,193
                                          -------   -------   -------   -------

Income from operations .................    2,429     2,413     5,305     4,420

Other income (expense):
  Interest income ......................      150        40       245        89
  Other income .........................       24       (18)       36        (3)
  Allowance income .....................    1,114         5     1,227        44
    Exchange gain (loss) ...............        4       (31)       18       (42)
    Interest expense ...................     (228)     (458)     (608)     (808)
                                          -------   -------   -------   -------
       Total other income
        (expense) ......................    1,064      (462)      918      (721)
                                          -------   -------   -------   -------

Net income before taxes ................    3,493     1,951     6,224     3,700
  Provision for income taxes ...........      172       123       317       123
                                          -------   -------   -------   -------

Net income after taxes .................    3,321     1,828     5,906     3,577
  Minority interest in gain (loss) .....        9         7        19        19
                                          -------   -------   -------   -------
Net income .............................    3,312     1,821     5,887     3,558
  Foreign currency translation
    adjustment .........................      124        --       265        --
                                          -------   -------   -------   -------
Comprehensive income ...................  $ 3,436   $ 1,821   $ 6,152   $ 3,558
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

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.30 million, or approximately 464%, for the three months ended June 30, 2006, from $0.28 million for the three months ended June 30, 2005 to $1.58 million for the three months ended June 30, 2006. As a percentage of revenues, general and administrative expenses increased from 1.49% for the three months ended June 30, 2005 to 4.97% for the three months ended June 30, 2006. The increase in general and administrative expenses was the result of the accrual of a liability in the amount of $0.55 million or approximately 1.74% of the total revenue for the three months ended June 30, 2006, that may be payable to the holders of our Series A convertible preferred stock and related purchase warrants because of our failure to register in a timely manner for resale under the Securities Act of 1933, as amended, the shares of our common stock issuable upon the conversion or exercise of such securities. We will continue to accrue a liability in the amount of $414,000 per month plus interest until our registration statement relating to such shares is declared effective by the Securities and Exchange Commission. In addition, the increase in general and administrative expenses was primarily the result of the overall expansion of our operations and the additional expenses we are now incurring as a publicly-traded company that is reporting under the U.S. federal securities laws. During the second quarter of 2006, we incurred $0.44 million of legal, accounting and consulting fees and other expenses relating primarily to our registration under the U.S. federal securities laws of certain outstanding shares for resale in the public markets and our periodic reporting obligations under the U.S. federal securities laws. In addition, during such period, our management compensation expense increased $0.14 million as compared to the comparable 2005 period primarily due to the addition of senior executives and technical experts to our management team.

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

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.98 million, or approximately 396%, for the six months ended June 30, 2006, from $0.50 million for the six months ended June 30, 2005 to $2.48 million for the six months ended June 30, 2006. As a percentage of revenues, general and administrative expenses increased from 1.52% for the six months ended June 30, 2005 to 3.98% for the six months ended June 30, 2006. As discussed above, the increase in general and administrative expenses resulted from the accrual of a liability of $0.55 million, or approximately 0.89% of total revenue for the six months ended June 30, 2006, due to our failure to register in a timely manner the resale of the common stock underlying our outstanding Series A convertible preferred stock and related purchase warrants. In addition, the increase in general and administrative expenses was the result of an increase of $0.64 million in legal and accounting fees and other expenses relating to our private placement of equity securities, our reverse acquisition of a controlling interest in a publicly-held "shell" company and our on-going public reporting obligations under the U.S. Federal securities laws. In addition, during the 2006 period, we incurred $0.52 million of additional management compensation expense due to the addition of senior executives and technical experts to our management team.

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
                                ======         ======


                           OPERATING INCOME BY SEGMENT
                           (U.S. DOLLARS IN MILLIONS)

                       THREE     THREE                OPERATING      OPERATING
                      MONTHS    MONTHS                  MARGIN         MARGIN
                       ENDED     ENDED      NET      THREE MONTHS   THREE MONTHS
                      JUNE 30,  JUNE 30,  CHANGE        ENDED          ENDED
                       2006      2005    2006/2005  JUNE 30, 2006  JUNE 30, 2005
                      -------   -------  ---------  -------------  -------------
Pork and
   Pork Products ...   $ 2.27    $ 2.37   ($ 0.10)       7.49%         13.10%
Vegetables
   and Fruits ......     0.16      0.04      0.12       10.81%          8.00%
                       ------    ------    ------
        Total.......   $ 2.43    $ 2.41    $ 0.02        7.65%         12.96%
                       ======    ======    ======


                           OPERATING INCOME BY SEGMENT
                           (U.S. DOLLARS IN MILLIONS)

                        SIX       SIX                 OPERATING      OPERATING
                      MONTHS    MONTHS                  MARGIN         MARGIN
                       ENDED     ENDED      NET       SIX MONTHS     SIX MONTHS
                      JUNE 30,  JUNE 30,  CHANGE        ENDED          ENDED
                       2006      2005    2006/2005  JUNE 30, 2006  JUNE 30, 2005
                      -------   -------  ---------  -------------  -------------
Pork and
  Pork Products ...    $ 5.08    $ 4.37    $ 0.71        8.46%         13.50%
Vegetables
  and Fruits ......      0.23      0.05      0.18       10.45%          7.81%
                       ------    ------    ------
        Total .....    $ 5.31    $ 4.42    $ 0.89        8.53%         13.39%
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

                                       YEAR ENDED DECEMBER 31,       THREE MONTHS      SIX MONTHS
                                      -------------------------         ENDED            ENDED
                                      2003      2004       2005      JUNE 30, 2006   JUNE 30, 2006
                                      ----      ----       ----      ------------    -------------
No. of products.................      107        125        168           189              196
No. of retail stores............      712        978      2,100         2,260            2,297
Expansion of Market Coverage
  No. of Provinces..............       20         20         20            20               20
  No. of first-tier cities......       21         23         29            29               29
  No. of second-tier cities.....       32         36         44            53               59
  No. of third-tier cities......       85        109        142           192              205

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

        Net cash provided by (used in) operating activities was ($3.74) million in the six months ended June 30, 2006. Net cash provided by operating activities in the six months ended June 30, 2006 consisted primarily of net profit of $5.89 million due to increased revenue. Net cash used in operating activities for the six months ended June 30, 2006 was primarily attributable to an increase of $4.10 million in accounts receivable, which consisted of an increase of $5.54 million in accounts receivable due to increased sales and a reduction of $1.43 million in other accounts receivable, and an increase of $4.01 million in inventory due to increased sales. During the first half of 2006, management focused on reducing the average age of our accounts receivable and increasing the rate at which we turn our inventory. Our average accounts receivable turnover decreased from approximately 45 days during the six months ended June 30, 2005 to approximately 36 days during the six months ended June 30, 2006. In addition, our average inventory turnover rate decreased from approximately 23 days during the 2005 period to approximately 14 days during the 2006 period.

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

                                           Date:  November 14, 2006



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