Form 10-Q
period 2006-09-30
ZHONGPIN INC.
filed 2006-11-14
CIK 1277092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ------------------------------------------------

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

Large accelerated filer ___    Accelerated filer ___   Non-accelerated filer  X
                                                                             ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). YES    NO X
                                               ---   ---

     As of November 1, 2006, 11,752,568 shares of the registrant's common stock, and 6,900,000 shares of the registrant's Series A preferred stock, each such share convertible into one share of the registrant's common stock, were outstanding.

                                  ZHONGPIN INC.

                                    FORM 10-Q

                                      INDEX

PART I     FINANCIAL INFORMATION                                                                          PAGE
------     ---------------------                                                                          ----
           Item 1.    Unaudited Financial Statements:

                      Consolidated Balance Sheets as of June 30, 2006 (unaudited)
                           and December 31, 2005..........................................................  2

                      Consolidated Statements of Operations and Comprehensive
                           Income (unaudited) for the three and nine months ended
                           September 30, 2006 and 2005....................................................  3

                      Consolidated Statement of Changes in Stockholders' Equity (unaudited)
                           for the nine months ended September 30, 2006...................................  4

                      Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2006 and 2005..............................................  5

                      Notes to Consolidated Financial Statements (unaudited)..............................  6

           Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations......................................................  23

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................  37

           Item 4.    Controls and Procedures.............................................................  37

PART II    OTHER INFORMATION
-------    -----------------

           Item 1.    Legal Proceedings...................................................................  38

           Item 1A.   Risk Factors........................................................................  38

           Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.........................  38

           Item 3.    Defaults Upon Senior Securities.....................................................  38

           Item 4.    Submission of Matters to a Vote of Security Holders.................................  38

           Item 5.    Other Information...................................................................  38

           Item 6.    Exhibits ...........................................................................  38

SIGNATURES................................................................................................  39

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

     The results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

                                  ZHONGPIN INC.
                           CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN U.S. DOLLARS)

                                                                SEPTEMBER 30, 2006        DECEMBER 31, 2005
                                                                ------------------        -----------------
                           ASSETS                                  (Unaudited)
Current assets
   Cash and cash equivalents                                      $  15,607,487            $  10,142,394
   Accounts receivable and other receivables (net)                   14,112,217               10,002,918
   Purchase deposits                                                    496,359                  220,836
   Prepaid expenses and deferred charges                                132,246                   99,009
   Inventories                                                       10,130,309                2,347,312
   Tax refund receivables                                               923,746                  644,232
                                                                  -------------            -------------
Total current assets                                                 41,402,364               23,456,701

Property, plant and equipment (net)                                  22,749,312               10,212,848
Related party receivables                                               273,117                  267,658
Other receivables                                                            --                  632,063
Construction contracts                                               15,540,565               16,931,178
Intangible assets                                                     5,644,927                1,753,124
                                                                  -------------            -------------

Total assets                                                      $  85,610,285            $  53,253,572
                                                                  =============            =============

                   LIABILITIES AND EQUITY
Current liabilities
   Bank overdraft                                                 $          --            $     619,579
   Accounts payable and other payables                               10,809,047               10,278,464
   Accrued liabilities                                                1,409,867                  759,420
   Short term loans payable                                          21,950,510               18,995,853
   Taxes payable                                                      1,082,532                2,055,925
   Deposits from clients                                                686,682                  769,398
   Research and development grants payable                            1,352,528                2,436,804
   Long term loans payable-current portion                              145,671                  145,671
                                                                  -------------            -------------
Total current liabilities                                            37,436,837               36,061,114

Long term loans payable                                               2,109,951                2,264,448
                                                                  -------------            -------------

Total liabilities                                                    39,546,788               38,325,562

Minority interest                                                       433,427                  411,742

Equity
  Preferred stock: par value $0.001; 10,000,000 authorized;
     6,900,000 shares issued and outstanding                              6,900                       --
  Common stock: par value $0.001; 25,000,000 authorized;
     11,752,568 shares issued and outstanding                            11,753                   11,753
   Additional paid in capital                                        25,219,496                2,102,933
   Retained earnings                                                 19,343,693               12,097,834
   Accumulated other comprehensive income                             1,048,228                  303,748
                                                                  -------------            -------------
Total equity                                                         45,630,070               14,516,268
                                                                  -------------            -------------

Total liabilities and equity                                      $  85,610,285            $  53,253,572
                                                                  =============            =============

The accompanying notes are an integral part of these consolidated financial statements.

                         ZHONGPIN INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (AMOUNT IN U.S. DOLLARS) (UNAUDITED)


                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                              ----------------------------    ----------------------------
                                                   2006            2005            2006           2005
                                                   ----            ----            ----           ----
Revenues
   Sales revenues                             $ 33,829,525    $ 18,188,425    $ 96,100,380    $ 51,184,672
   Cost of sales                                28,674,782      15,300,514      81,641,757      42,683,518
                                              ------------    ------------    ------------    ------------
      Gross profit                               5,154,743       2,887,911      14,458,623       8,501,154

Operating expenses
    General and administrative expenses          2,528,877         297,373       5,007,525         797,542
    Operating expenses                             883,696         401,293       2,403,932       1,093,956
                                              ------------    ------------    ------------    ------------
        Total operating expenses                 3,412,573         698,666       7,411,457       1,891,498
                                              ------------    ------------    ------------    ------------

Income from operations                           1,742,170       2,189,245       7,047,166       6,609,656

Other income (expense)
    Interest income                                 23,456          62,725         268,794         151,994
    Other income (expenses)                           (724)        (46,852)         35,512         (50,156)
    Allowances income                                6,664           2,438       1,233,509          46,520
    Exchange gain                                   15,020            --            33,048         (42,276)
    Interest expense                              (300,855)       (386,734)       (908,670)     (1,195,392)
                                              ------------    ------------    ------------    ------------
       Total other income (expense)               (256,439)       (368,423)        662,193      (1,089,310)
                                              ------------    ------------    ------------    ------------

Net income before taxes                          1,485,731       1,820,822       7,709,359       5,520,346
Provision for income taxes                         124,625          54,498         441,815         177,287
                                              ------------    ------------    ------------    ------------

Net income after taxes                           1,361,106       1,766,324       7,267,544       5,343,059
Minority interest                                    2,390           4,958          21,685          24,013
                                              ------------    ------------    ------------    ------------

Net income                                    $  1,358,716    $  1,761,366    $  7,245,859    $  5,319,046
                                              ============    ============    ============    ============

Foreign currency translation adjustment       $    479,389    $    254,716    $    744,480    $    254,716
                                              ------------    ------------    ------------    ------------
Comprehensive income                          $  1,838,105    $  2,016,082    $  7,990,339    $  5,573,762
                                              ============    ============    ============    ============


Basic earnings per common share               $       0.07    $       0.15    $       0.41    $       0.45
Diluted earnings per common share             $       0.06    $       0.15    $       0.33    $       0.45
Basic weighted average shares outstanding       11,752,568      11,752,568      11,752,568      11,752,568
Diluted weighted average shares outstanding     23,237,568      11,752,568      21,911,457      11,752,568


The accompanying notes are an integral part of these consolidated financial statements.

                                  ZHONGPIN INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (AMOUNT IN U.S. DOLLARS) (UNAUDITED)



                                                 Preferred Stock                Common Stock
                                              Shares     Par value         Shares         Par value
                                              ------     ---------         ------         ---------
Balance at January 1, 2003                         --     $       --                1    $  1,816,425
Net income for the year                                           --                             --

Dividends paid                                     --             --             --              --
                                           ------------   ------------   ------------    ------------
Balance December 31, 2003                          --             --                1       1,816,425


Net income for the year                            --             --             --              --
                                           ------------   ------------   ------------    ------------
Balance December 31, 2004                          --             --                1       1,816,425

Merger on May 20                                   --             --             --           115,942
Recapitalization on September 15                   --             --            9,999      (1,922,367)
Net income for the year
Foreign currency translation adjustment            --             --             --              --
                                           ------------   ------------   ------------    ------------
Balance December 31, 2005                          --             --           10,000          10,000

Items applied retroactively:
Recapitalization on January 30, 2006               --             --      415,432,354         405,442
Reverse stock split on February 16, 2006
  (1:35.349)                                       --             --     (403,689,786)       (403,689)
                                           ------------   ------------   ------------    ------------
Restated December 31, 2005                         --             --       11,752,568          11,753

Increase in Preferred Stock                   6,900,000          6,900           --              --

Warrant expense                                    --             --             --              --
Net income for the period                          --             --             --              --
Increase in additional paid in capital             --             --             --              --

Foreign currency translation adjustment            --             --             --              --
                                           ------------   ------------   ------------    ------------
Balance September 30, 2006                    6,900,000   $      6,900     11,752,568    $     11,753
                                           ============   ============   ============    ============

                                                                            Accumulated
                                          Additional                           Other
                                             Paid In          Retained     Comprehensive
                                             Capital          Earnings         Income          Total
                                          ------------      ------------   -------------       -----
Balance at January 1, 2003                $    182,319      $  1,935,634    $       --     $  3,934,378
Net income for the year                           --           1,536,272                      1,536,272

Dividends paid                                    --             (56,392)           --          (56,392)
                                          ------------      ------------    ------------   ------------
Balance December 31, 2003                      182,319         3,415,514            --        5,414,258


Net income for the year                           --           2,768,473            --        2,768,473
                                          ------------      ------------    ------------   ------------
Balance December 31, 2004                      182,319         6,183,987            --        8,182,731

Merger on May 20                                  --                --              --          115,942
Recapitalization on September 15             1,922,367              --              --             --
Net income for the year                                        5,913,847            --        5,913,847
Foreign currency translation adjustment           --                --           303,748        303,748
                                          ------------      ------------    ------------   ------------
Balance December 31, 2005                    2,104,686        12,097,834         303,748     14,516,268

Items applied retroactively:
Recapitalization on January 30, 2006          (405,442)             --              --             --
Reverse stock split on February 16, 2006
  (1:35.349)                                   403,689              --              --             --
                                          ------------      ------------    ------------   ------------
Restated December 31, 2005                   2,102,933        12,097,834         303,748     14,516,268

Increase in Preferred Stock                       --                --              --            6,900

Warrant expense                                 12,760              --              --           12,760
Net income for the period                         --           7,245,859            --        7,245,859
Increase in additional paid in capital      23,103,803                              --       23,103,803

Foreign currency translation adjustment           --                --           744,480        744,480
                                          ------------      ------------    ------------   ------------
Balance September 30, 2006                $ 25,219,496      $ 19,343,693    $  1,048,228   $ 45,630,070
                                          ============      ============    ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                         ZHONGPIN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (AMOUNT IN U.S. DOLLARS) (UNAUDITED)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                             2006            2005
                                                            -----            ----
Cash flows from operating activities:
     Net income                                         $  7,245,859    $  5,319,046
     Adjustments to reconcile net income to
       net cash provided by (used in) operations:
        Minority interest                                     21,685         219,812
        Depreciation                                         650,132         453,933
        Amortization                                          84,246          30,055
        Exchange gain                                        (33,048)           --
        Provision for allowance for bad debt                     (76)           --
        Warrants issued for services                          12,760            --

        Changes in operating assets and liabilities:
           Accounts receivable and other receivables      (3,482,695)     (4,608,438)
           Purchase deposits                                (275,523)        (26,674)
           Prepaid expense and deferred charges              (33,237)       (146,600)
           Inventories                                    (7,782,998)     (2,762,146)
           Tax refunds receivable                           (279,514)        (18,985)
           Accounts payable and accrued liabilities           96,754       2,219,295
           Taxes payable                                    (973,392)        103,530
           Deposits from clients                             (82,716)        295,535
                                                        ------------    ------------
     Net cash used in operating activities                (4,831,763)      1,078,363

Cash flows from investing activities:
     Construction in progress                             (6,725,968)     (1,987,626)
     Additions to fixed assets                            (5,070,015)       (741,326)
     Additions to intangible assets                       (3,976,049)           --
                                                        ------------    ------------
           Net cash used in investing activities         (15,772,032)     (2,728,952)

Cash flows from financing activities:
     Repayment of Bank overdraft                            (619,579)           --
     Proceeds from short-term loans                       24,390,081      42,565,294
     Repayment of short-term loans                       (21,435,425)    (26,475,217)
     Repayment of long-term loans                           (154,497)     (2,520,850)
     Proceeds from preferred stock                        23,110,703            --
     Payments of dividends                                      --              --
                                                        ------------    ------------
           Net cash provided by financing activities      25,291,283      13,569,227

     Effect of rate changes on cash                          777,605         254,716
                                                        ------------    ------------
     Increase (decrease) in cash and cash equivalents      5,465,093      12,173,354
     Cash and cash equivalents, beginning of period       10,142,394       5,204,637
                                                        ------------    ------------
     Cash and cash equivalents, end of period             15,607,487      17,377,991
                                                        ============    ============

Supplemental disclosures of cash flow information:
     Cash paid for interest                             $    901,642    $  1,195,392
     Cash paid for income taxes                         $    313,540    $     85,689

The accompanying notes are an integral part of these consolidated financial statements.

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included herein for the three years ended December 31, 2005.

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

     Falcon was incorporated in the Territory of the British Virgin Islands ("BVI") on July 21, 2005 as a holding company for the purpose of owning all of the equity interests of Henan Zhongpin Food Co., Ltd. ("HZFC"), a People's Republic of China ("PRC") company. Falcon acquired 100% ownership of HZFC by paying 20,940,000 Renminbi ("RMB") ($2,528,986) to the holders of HZFC, who where also the holders of Falcon. The transaction was accounted for as a transfer of entities under common control, wherein HZFC was the continuing entity. The historical financial statements of Falcon are essentially those of HZFC and are shown as if the transfer had taken place at the beginning of the first period presented.

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

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS (continued)

     On January 30, 2006, we consummated an agreement with the shareholders of Falcon whereby we issued 397,676,704 (11,250,000 post-split) shares of our common stock in exchange for all of the issued and outstanding stock of Falcon. Immediately prior to the transaction there were 17,765,650 (502,578 post-split) shares outstanding as compared to 415,442,354 (11,752,568 post-split) shares outstanding immediately following the transaction. Consequently, Falcon became a wholly-owned subsidiary of our company. The transaction was accounted for as a reverse acquisition resulting in a recapitalization of Falcon, wherein Falcon's historical financial statements became those of our company, retrospectively restated to reflect the adopted capital structure of our company as if the transaction had occurred at the beginning of the first period presented. These financial statements have been adjusted to reflect such restatement.

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

     On February 16, 2006, we effected a 1:35.349 reverse split of our outstanding common stock. Immediately prior to the split, 415,442,354 common shares were outstanding as compared to 11,752,568 common shares outstanding immediately following the split. The aggregate number of shares of common stock issuable upon conversion of our outstanding shares of Series A convertible preferred stock was reduced from 243,908,100 common shares to 6,900,000 common shares, and the aggregate number of shares of our common stock issuable upon the exercise of our outstanding warrants was reduced from 121,954,050 common shares to 3,450,000 common shares. The purchase price of the shares issuable exercise of our outstanding warrants was increased to $5.00 per share.

     Details of Food Share's subsidiaries are as follows:

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             DOMICILE/DATE           REGISTERED          PERCENTAGE
                         NAME                              OF INCORPORATION           CAPITAL           OF OWNERSHIP
                         ----                              ----------------          ----------         ------------
  Henan Zhongpin Industrial Company Limited                PRC/Jan. 17, 2004         18,000,000 RMB        88.00%
                                                                                      ($2,173,913)

  Henan Zhongpin Import and Export Trading Company         PRC/Aug. 11, 2004          5,060,000 RMB        88.93%
                                                                                      ($611,111)

  Zhumadian Zhongpin Food Company Limited                  PRC/June 7, 2006           5,000,000 RMB       100.00%
                                                                                      ($625,344)

  Anyang Zhongpin Food Company Limited                     PRC/Aug. 21, 2006          4,800,000 RMB       100.00%
                                                                                      ($606,927)

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             DOMICILE/DATE           REGISTERED          PERCENTAGE
                         NAME                              OF INCORPORATION           CAPITAL           OF OWNERSHIP
                         ----                              ----------------          ----------         ------------

  Henan Zhongpin Fresh Food Logistics Company Limited      PRC/Sept. 14, 2006         1,500,000 RMB       100.00%
                                                                                      ($189,665)

  Deyang Zhongpin Food Company Limited                     PRC/Sept. 25, 2006         1,000,000 RMB       100.00%
                                                                                      ($126,443)

  Henan Zhongpin Business Development Company Limited      PRC/Sept. 27, 2006         5,000,000 RMB       100.00%
                                                                                      ($632,215)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Zhongpin Inc. (formerly Strong Technical, Inc.), Falcon Link Investment Limited, Henan Zhongpin Food Co., Ltd., Henan Zhongpin Food Share Company Limited, Henan Zhongpin Industrial Company Limited, Henan Zhongpin Import and Export Trading Company,Zhumadian Zhongpin Food Company Limited, Anyang Zhongpin Food Company Limited, Deyang Zhongpin Food Company Limited, Zhongpin Business Development Company Limited and Zhongpin Fresh Food Logistics Company Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

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

     The Renminbi of the People's Republic of China (RMB) has been determined to be our functional currency. The balance sheets of our company and our subsidiaries were translated at quarter end exchange rates. Expenses were translated at moving average exchange rates in effect during the quarters. The effects of rate changes on assets and liabilities are recorded as accumulated other comprehensive income.

FISCAL YEAR

     Our financial statements have been prepared using December 31 as the fiscal year end.

MINORITY INTEREST IN SUBSIDIARIES

     We record minority interest expense, which reflects the minority shareholders' portion of the earnings of Henan Zhongpin Industrial Company Limited and Henan Zhongpin Import and Export Trading Company. During 2005, Henan Zhongpin Industrial Company Limited increased its registered capital from

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5,000,000 RMB ($603,864) to 18,000,000 RMB ($2,173,913), which required the minority holders to increase their investment by 1,560,000 RMB ($188,406), effectively increasing the minority interest shown on our balance sheet by $188,406. In June 2006, Zhumadian Zhongpin Food Company Limited was registered with a registered capital of 5,000,000 RMB ($625,344), which is 100%-owned by Henan Zhongpin Food Share Company Limited. In August 2006, Anyang Zhongpin Food Company Limited was registered with a registered capital of 4,800,000 RMB ($606,927), which is 100%-owned by Henan Zhongpin Food Share Company Limited. In September 2006, Henan Zhongpin Fresh Food Logistics Company Limited, Deyang Zhongpin Food Company Limited and Henan Zhongpin Business Development Company Limited were registered with registered capital of 1,500,000 RMB ($189,665), 1,000,000 RMB ($126,443) and 5,000,000 RMB ($632,215), respectively, which are all 100%-owned by Henan Zhongpin Food Share Company Limited.

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

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

                                                        Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                                        ----------------------------   ----------------------------
                                                             2006            2005          2006            2005
                                                             ----            ----          ----            ----
NUMERATOR FOR BASIC AND DILUTED EPS
  Net income (numerator for Diluted EPS)                $  1,358,716    $  1,761,366   $  7,245,859    $  5,319,046
  Net income allocated to preferred stock                   (502,619)           --       (2,484,708)           --
                                                        ------------    ------------   ------------    ------------
  Net income to common stockholders (Basic)             $    856,097    $  1,761,366   $  4,761,151    $  5,319,046
                                                        ============    ============   ============    ============

DENOMINATORS FOR BASIC AND DILUTED EPS
  Common stock outstanding after recapitalization and
     1:35.349 reverse stock split                         11,752,568      11,752,568     11,752,568      11,752,568
                                                        ------------    ------------   ------------    ------------
DENOMINATOR FOR BASIC EPS                                 11,752,568      11,752,568     11,752,568      11,752,568
  Add:  Weighted average preferred as if converted         6,900,000            --        6,133,333            --
                                                                                                       ------------
  Add:  Weighted average stock warrants outstanding        4,585,000            --        4,025,556            --
                                                        ------------    ------------   ------------    ------------
DENOMINATOR FOR DILUTED EPS                               23,237,568      11,752,568     21,911,457      11,752,568
                                                        ============    ============   ============    ============

EPS - Basic                                             $       0.07    $       0.15   $       0.41    $       0.45
EPS - Diluted                                           $       0.06    $       0.15   $       0.33    $       0.45

SHIPPING AND HANDLING COSTS

     Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. Direct shipping costs are included in operating expenses, which were approximately $512,600 and $196,600 for the three months ended September 30, 2006 and 2005, respectively, and $1,224,100 and $547,500 for the nine months ended September 30, 2006 and 2005, respectively. Handling costs are included in costs of sales, which were approximately $385,100 and $167,800 for the three months ended September 30, 2006 and 2005, respectively, and $661,900 and $432,800 for the nine months ended September 30, 2006 and 2005, respectively.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expenses were approximately $105,000 and $14,400 for the three months ended September 30, 2006 and 2005, respectively, and $199,700 and $57,000 for the nine months ended September 30, 2006 and 2005, respectively.

RESEARCH AND DEVELOPMENT COSTS

     The PRC government has made a cash grant to our company specifically to fund research and development. We have recorded this grant as a liability titled "Research & development grants payable" on our balance sheet. Qualifying research and development costs reduce the liability while non-qualifying research and development costs are expensed as incurred. Research and development costs

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

were approximately $784,600 and $398,000 for the three months ended September 30, 2006 and 2005, respectively, and $895,600 and $485,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

INCOME TAXES

     Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws. We recorded income tax expenses of $124,625 and $54,498 for the three months ended September 30, 2006 and 2005, respectively, and $441,815 and $177,287 for the nine months ended September 30, 2006 and 2005, respectively.

     We withhold and pay income taxes on our employees' wages, which fund the Chinese government's sponsored health and retirement programs for all of our employees. For our employees, we were obligated to make contributions to the social insurance bureau under the laws of the PRC for pension and retirement benefits.

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. BUSINESS ACQUISITIONS

     Food Share formed Henan Zhongpin Import and Export Trading Company on August 11, 2004 as a joint venture with Li Jun Wei, an individual, to facilitate exporting of our goods. We own 88.93% of Henan Zhongpin Import and Export Trading Company.

4. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

     We accrue an allowance for bad debts related to our receivables. The receivable and allowance balances at September 30, 2006 and December 31, 2005 were as follows:

                              September 30, 2006    December 31, 2005
                              ------------------    -----------------
      Accounts receivable       $ 14,873,138          $ 10,337,838
      Other receivables              990,704             2,013,757

      Allowance for bad debts     (1,751,625)           (1,716,614)
                                ------------          ------------
                                $ 14,112,217          $ 10,634,981
                                ============          ============

      Current                   $ 14,112,217          $ 10,002,918
      Non-current                       --                 632,063
                                ------------          ------------
                                $ 14,112,217          $ 10,634,981
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

5. INVENTORIES

     Inventories at September 30, 2006 and December 31, 2005 consisted of:

                                           September 30, 2006  December 31, 2005
                                           ------------------  -----------------
      Raw materials                           $ 1,295,199         $   210,288
      Low value consumables & packaging           365,426             147,000
      Work-in-progress                          1,324,560             290,149
      Finished goods                            7,145,124           1,699,875
                                              -----------         -----------
      Net inventories                         $10,130,309         $ 2,347,312
                                              ===========         ===========

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at cost at September 30, 2006 and December 31, 2005 consisted of:

                                 September 30, 2006    December 31, 2005
                                 ------------------    -----------------
Machinery and equipment             $ 11,935,428          $  6,832,887
Furniture and office equipment           425,499               253,187
Motor vehicles                           332,659               281,371
Buildings                             12,972,162             5,084,728
                                    ------------          ------------
   Subtotal                           25,665,748            12,452,173
Less: accumulated depreciation        (2,916,436)           (2,239,325)
                                    ------------          ------------
Net property and equipment          $ 22,749,312          $ 10,212,848
                                    ============          ============
Depreciation expense                $    656,747          $    602,008

7. INTANGIBLE ASSETS

     Intangible assets consist of prepaid land use rights. According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, we paid in advance for certain land use rights. Prepaid land use rights are being amortized and recorded as lease expense using the straight-line method over the use terms of 20 to 50 years. Intangible assets at September 30, 2006 and December 31, 2005 consisted of the following:

                             September 30, 2006      December 31, 2005
                             ------------------      -----------------
Land use rights                 $ 5,819,636             $ 1,840,937
Accumulated amortization           (174,709)                (87,813)
                                -----------             -----------
                                $ 5,644,927             $ 1,753,124
                                ===========             ===========
Amortization expense            $    85,106             $    37,431

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

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CONSTRUCTION IN PROGRESS

     Construction in progress at September 30, 2006 and December 31, 2005 consisted of:

                                                Completion
                                               or Estimated
              Construction Project            Completion Date      September 30, 2006       December 31, 2005
              --------------------            ---------------      ------------------       -----------------
      Industrial plant                         February 2006          $  7,297,295             $ 16,931,178
      Production line for chilled pork (in
        Zhumadian)                              January 2007             4,570,967                       --
      Production line for chilled pork (in
        Anyang)                                   May 2007               3,237,943                       --
      Land use right of Industrial Park
        No.4 land                              December 2007               434,360                       --
                                                                      ------------             ------------
                                                                      $ 15,540,565             $ 16,931,178
                                                                      ============             ============

10. LOANS PAYABLE

SHORT-TERM LOANS

     Short-term loans are due within one year. Of the $21.95 million aggregate principal amount of short-term loans at September 30, 2006, loans in the principal amount of $4.86 million were secured by our land and plants located in the PRC and loans in the aggregate principal amount of $17.07 million were guaranteed by Henan Zhongpin Industry Co., Ltd. These loans bear interest at prevailing lending rates in the PRC ranging from 5.85% to 7.34% per annum. At September 30, 2006, there was approximately $56.71 million in available unused lines of credit.

LONG-TERM LOANS

     Our long-term loan bears interest at the rate of 6.0% per annum.

     The balances of loans payable at September 30, 2006 and December 31, 2005 were as follows:

                                 September 30, 2006      December 31, 2005
                                 ------------------      -----------------
Short-Term Loans Payable             $21,950,510            $18,995,853

Net Long-Term Loans Payable            2,109,951              2,264,448
Add:  Current Portion                    145,671                145,671
                                     -----------            -----------
Total Long-Term Loans Payable          2,255,622              2,410,119
                                     -----------            -----------
                                     $24,206,132            $21,405,972
                                     ===========            ===========

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LOANS PAYABLE (continued)

         Long-Term Repayment Schedule
          Payments due in 2006 - current portion                $    36,418
          Payments due in 2007 - 75% current portion                145,671

          Payments due in 2008                                      145,671

          Payments due in 2009                                      145,671
          Payments due in 2010                                      145,671

          Payments due thereafter                                 1,636,520
                                                                -----------
                                                                $ 2,255,622
                                                                ===========

11. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     From time to time, we have disputes that arise in the ordinary course of our business. At September 30, 2006, there was no material legal proceeding to which we were a party or to which any of our property was subject that will have a material adverse effect on our financial condition.

REGISTRATION RIGHTS AGREEMENT

     In connection with the issuance of our Series A convertible preferred stock and warrants on January 30, 2006, we entered into a registration rights agreement with certain investors. The agreement requires us to effect the registration of our common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrants. If such registration was not effective by June 20, 2006, we were required to pay the investors liquidated damages in an amount equal to 1-1/2% per month times the amount paid by the investors for the purchase of our Series A convertible preferred stock and warrants until such registration becomes effective. This could cost us approximately $414,000 per month until such registration becomes effective. On June 20, 2006, such registration had not become effective, and we accrued a liability in the month of June in the amount of $414,000 plus $138,000 (10/30 times $414,000) plus related interest payable for this contingency because a loss is reasonably possible and a loss amount can reasonably be estimated. During the three months ended September 30, 2006, we accrued a liability in the amount of $414,000 per month, or an aggregate of $1,242,000, plus related interest payable to the general and administrative expenses account. This amount of penalty has not yet been paid to the certain investors in accordance with the registration rights agreement.

12. ALLOWANCES INCOME

     "Allowances income" consists of grants from the government of the PRC for our participation in specific programs, such as import and export, branding, and city maintenance and construction. We received allowances income as follows:

                             Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                             ------------------       ------------------------
                               2006       2005             2006         2005
                               ----       ----             ----         ----
      Allowance income        $6,664     $2,438        $ 1,233,509    $ 46,520

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in the first nine months of 2006 or in our 2005 or 2004 fiscal years.

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


     In October 2005, the FASB issued Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." This position addresses the accounting for rental costs associated

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. NEW ACCOUNTING PRONOUNCEMENTS (continued)

with operating leases that are incurred during a construction period. Management believes this position has no application to our company.

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


     PREFERENCE ON LIQUIDATION. In the event of our merger or consolidation or the sale of all or substantially all of our assets or other liquidation of our company, holders of our Series A convertible preferred stock shall get a priority in payment over all other classes of stock. In such event, the Series A convertible preferred stock would be entitled to receive the greater of (i) the original purchase price of the

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. PREFERRED STOCK (continued)

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

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. WARRANTS (continued)

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

     On June 15, 2006, in conjunction with a one year consulting agreement, the Company issued three year warrants to purchase 100,000 common shares at a price of $6.50 per share. The warrants vest monthly over a one year period. These warrants were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period of one year. Consulting expense related to the warrants amounted to $12,760 for the nine months ended September 30, 2006.

     Stock warrant transactions are summarized as follows:

     The following table provides certain information with respect to the above referenced warrants outstanding at September 30, 2006:

                                                                    Weighted
                                    Number     Weighted Average   Average Life -
                Exercise Price   Outstanding    Exercise Price        Years
                --------------   -----------    --------------    --------------
     Warrants   $4.00 - $6.50     4,585,000         $4.88             4.55

     The following table provides certain information with respect to stock options exercisable at September 30, 2006:

                                           Number          Weighted Average
                  Exercise Price         Outstanding        Exercise Price
                  --------------         -----------       ----------------
     Warrants      $4.00 - $6.50          4,521,000             $4.86

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

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SEGMENT REPORTING (continued)

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

                                                                  SALES BY SEGMENT
                                                             (U.S. DOLLARS IN MILLIONS)

                                                  THREE MONTHS ENDED
                                                      SEPTEMBER 30,                                  PERCENTAGE
                                             --------------------------              NET CHANGE        CHANGE
                                             2006                  2005               2006/2005       2006/2005
                                             ----                  ----               ---------       ---------
Pork and Pork Products...........          $ 31.58                $ 16.69               $ 14.89           89%
Vegetables and Fruits............             2.25                   1.50                  0.75           50%
                                           -------                -------               -------
           Total.................          $ 33.83                $ 18.19               $ 15.64           86%
                                           =======                =======               =======


                                                                    SALES BY SEGMENT
                                                               (U.S. DOLLARS IN MILLIONS)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                                      PERCENTAGE
                                             -------------------------            NET CHANGE           CHANGE
                                             2006                 2005            2006/2005           2006/2005
                                             ----                 ----            ---------           ---------
Pork and Pork Products...........          $ 91.65              $ 49.05            $ 42.60               87%
Vegetables and Fruits............             4.45                 2.14               2.31              108%
                                           -------              -------            -------
           Total.................          $ 96.10              $ 51.19            $ 44.91               88%
                                           =======              =======            =======


                                                            OPERATING INCOME BY SEGMENT
                                                            (U.S. DOLLARS IN MILLIONS)

                                                                                           OPERATING MARGIN
                                       THREE MONTHS ENDED                                 THREE MONTHS ENDED
                                           SEPTEMBER 30,                NET                 SEPTEMBER 30,
                                   ----------------------------       CHANGE         --------------------------
                                      2006              2005         2006/2005         2006              2005
                                      ----              ----         ---------         ----              ----
Pork and Pork Products.......       $ 1.58             $ 2.10        $ (0.52)         5.00%             12.58%
Vegetables and Fruits........         0.16               0.09           0.07          7.11%              6.00%
                                    ------             ------        -------
           Total.............       $ 1.74             $ 2.19        $ (0.45)         5.14%             12.04%
                                    ======             ======        =======

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SEGMENT REPORTING (continued)


                                                            OPERATING INCOME BY SEGMENT
                                                            (U.S. DOLLARS IN MILLIONS)

                                                                                         OPERATING
                                                                                           MARGIN
                                                                                        NINE MONTHS
                                          NINE MONTHS ENDED                                ENDED
                                             SEPTEMBER 30,            NET              SEPTEMBER 30,
                                       -----------------------      CHANGE           ------------------
                                          2006        2005         2006/2005         2006          2005
                                          ----        ----         ---------         ----          ----
Pork and Pork Products............      $ 6.66       $ 6.47         $ 0.19           7.27%        13.19%
Vegetables and Fruits.............        0.39         0.14           0.25           8.76%         6.54%
                                        ------       ------         ------
           Total..................      $ 7.05       $ 6.61         $ 0.44           7.34%        12.91%
                                        ======       ======         ======

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

GENERAL

     During the period from March 31, 2005 to January 30, 2006, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities. On January 30, 2006, in exchange for a controlling interest in our publicly-held "shell" corporation, we acquired all of the issued and outstanding capital stock of Falcon Link Investment Limited ("Falcon Link"). This transaction is commonly referred to as a "reverse acquisition." For financial reporting purposes, Falcon Link was considered the acquirer in such transaction. As a result, our historical financial statements for all periods prior to January 30, 2006 included in this prospectus are those of Falcon Link.

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

     On June 7, 2006, our subsidiary, Henan Zhongpin Food Share Co. Limited ("Henan Zhongpin"), formed a wholly-owned subsidiary, Zhumadian Zhongpin Food Company Limited, through which we plan to invest approximately $14.00 million to construct a new production facility in southern Henan Province. This facility is designed with a production capacity for chilled and frozen pork of 200 metric tons per 8-hour working day, or approximately 72,000 metric tons on an annual basis, of which 60% of production capacity is designed for the production of chilled pork and 40% for the production of frozen pork. We plan to put this new plant into operation in the second quarter of fiscal 2007.

     On August 21, 2006, a new wholly-owned subsidiary, Anyang Zhongpin Food Company Limited was formed by Henan Zhongpin. Through this subsidiary, we plan to invest approximately $13.50 million to construct a new facility in northern Henan Province with a production capacity of 175 metric tons per 8-hour working day, or approximately 58,000 metric tons on an annual basis. Approximately 60% of the production capacity will be designed for the production of chilled pork and approximately 40% will be designed for the production of frozen pork. We plan to put the new plant into operation in the third quarter of fiscal 2007.

     On November 6, 2006, Henan Zhongpin entered into a three-year lease agreement with Hei Longjiang Gongzhun Meat Food Co., Lt. ("Hei Longjiang"), providing Henan Zhongpin with the full use of Hei Longjiang's meat processing facilities in Hailun City, Hei Longjiang Province in the PRC. Our rental payment under the lease is 1,900,000 RMB (US $251,116.75) for the first year and 2,100,000 RMB (US $266,497.46) per year for the second and third years of the lease term. The leased facilities include a processing plant with a total of two production lines. The total current production capacity for chilled pork and frozen pork at the facilities is 80 metric tons per day, of which 50 metric tons per day is for chilled pork and 30 metric tons per day is for frozen pork, based on an 8-hour working day, or approximately 27,000 metric tons on an annual basis.

     On September 14, 2006 and September 27, 2006, Henan Zhongpin formed two wholly-owned subsidiaries, Henan Zhongpin Fresh Food Logistics Company Limited and Henan Zhongpin Business Development Company Limited, respectively. Henan Zhongpin Fresh Food Logistics Company Limited was organized to provide various logistics services, such as storage, sorting, transportation and other related logistics services to our operating subsidiaries and to third parties. Henan Zhongpin Business Development Company Limited was organized to coordinated our retail distribution channel, including the management of our showcase stores, branded stores and supermarket counters, and the promotion of our Zhongpin brand.

     On September 25, 2006, Henan Zhongpin formed a wholly-owned subsidiary, Deyang Zhongpin Food Company Limited, for the purpose of providing marketing, management, training, quality control and financial services to Zhongpin's third-party suppliers located in the Southwest of the PRC.

     We plan to expand the production capacity for prepared meat products inside Zhongpin Industry Park, which is located in Changge City, Henan Province, by investing approximately $3.00 million to construct an additional facility at this location with additional production capacity of 30 metric tons per 8-hour working day, or approximately 10,000 metric tons on an annual basis. We expect to put the new facility into operation in the first quarter of fiscal 2007.

     Our products are sold under the Zhongpin and Shengpin brand names. Our customers include over 14 international or domestic fast food companies in the PRC, over 33 export-registered processing factories and over 1,360 school cafeterias, factory canteens, army posts and national departments. We also sell directly to over 2,480 retail outlets, including supermarkets, within the PRC.

     Since 2001, we have been one of the "leading agricultural industrial enterprises" in the PRC and are currently ranked by the China Meat Association as the sixth largest producer in the national meat industry. During the past five years, our annual average growth rate approximated 43% percent in terms of revenues and 60% in terms of net profits. We have established distribution networks in more than 20 provinces and four cities with special legal status in the North, East, South and South Midland of the PRC, and also have formed strategic partnerships with leading supermarket chains and the catering industry in the PRC. In addition, we export products to the European Union, Southeast Asia, Russia and South Africa.

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

     ACCOUNTS RECEIVABLE. We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an allowance for doubtful accounts equivalent to those accounts that are not collected within one year plus 5% of receivables less than one year old. As of September 30, 2006, we were successful in collecting approximately $0.67 million, or approximately 89%, of doubtful accounts that were outstanding at December 31, 2005 for longer than one year. It is the management's belief that the current bad debt allowance adequately reflects an appropriate estimate based on management's judgment.

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

RESULTS OF OPERATIONS

     In fiscal 2006, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last four years. In February 2006, we completed the construction of a new, fresh-chilled meat processing facility in Zhongpin Industrial Park II and are expanding our capability in temperature-controlled, physical logistics systems. On January 31, 2006, we received gross proceeds of $27.6 million from the sale of our Series A convertible preferred stock and warrants. We expect to continue to expand our capital base, to scale up operations and to develop new markets, streamline supply chain management, invest in training and human resources development and accelerate revenue and profit growth.

     In fiscal 2006, we expect the results of the pork and pork products segment of our business to remain strong. Supply is expected to be ample, but live hog prices are expected to increase slightly. We anticipate that our gross profit margin will decrease slightly during the remainder of fiscal 2006 due to the slight increase in the prices of raw materials. We anticipate strong demand for pork throughout the remainder of fiscal 2006. We also expect to increase our market share in the meat and meat products segment in our target markets in fiscal 2006.

     The following table sets forth, for the periods indicated, certain statement of operations data:

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                 ----------------------------       --------------------------
                                                    2006            2005             2006              2005
                                                    ----            ----             ----              ----
                                                                  (U.S. dollars in thousands)
Revenues:
  Sales revenues                                 $ 33,830         $ 18,188         $ 96,100         $ 51,185
  Cost of sales                                    28,675           15,300           81,642           42,684
                                                 --------         --------         --------         --------
  Gross profit                                      5,155            2,888           14,458            8,501


Operating expenses:
  General and administrative expenses               2,529              298            5,008              798

  Operating expenses                                  884              401            2,404            1,094
                                                 --------         --------         --------         --------
     Total operating expenses                       3,413              699            7,411            1,892
                                                 --------         --------         --------         --------

Income from operations                              1,742            2,189            7,047            6,609

Other income (expense):
Interest income                                        24               63              269              152
Other income                                           (1)             (47)              36              (50)
Allowance income                                        7                2            1,233               46
   Exchange gain (loss)                                15             --                 33              (42)
   Interest expense                                  (301)            (387)            (909)          (1,195)
                                                 --------         --------         --------         --------
       Total other income (expense)                  (256)            (369)             662           (1,089)
                                                 --------         --------         --------         --------

Net income before taxes                             1,486            1,820            7,709            5,520
Provision for income taxes                            125               54              442              177
                                                 --------         --------         --------         --------

Net income after taxes                              1,361            1,766            7,267            5,343
Minority interest in gain (loss)                        2                5               22               24
                                                 --------         --------         --------         --------
Net income                                          1,359            1,761            7,245            5,319
  Foreign currency translation adjustment             479              255              745              255
                                                 --------         --------         --------         --------
Comprehensive income                             $  1,838         $  2,016         $  7,990         $  5,574
                                                 ========         ========         ========         ========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

     REVENUE. Total revenue increased from $18.19 million for the three months ended September 30, 2005 to $33.83 million for the three months ended September 30, 2006, which represented an increase of $15.64 million, or approximately 86%. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from the effects of the continued increase in the amount of branded stores sales and increased sales to restaurants and non-commercial customers. During the three months ended September 30, 2006, nine new showcase stores, 72 new "branded" retail stores and 106 new supermarket counters were opened and we expanded our marketing and sales efforts to include 13 additional second-tier cities and 13 additional third-tier cities domestically.


     During the three months ended September 30, 2006, revenues from sales to branded stores increased to $15.7 million, which represented an increase of $6.9 million, or approximately 79%, as compared to the three months ended September 30, 2005. During the three months ended September 30, 2006, revenues from sales to food service distributors increased to $6.2 million, which represented an increase of $3.4 million, or approximately 121%, as compared to the three months ended September 30, 2005. During the three months ended September 30, 2006, revenues from sales to restaurants and non-commercial customers increased to $9.3 million, which represented an increase of $4.6 million, or approximately 99%, as compared to the three months ended September 30, 2005. During the three months ended September 30, 2006, revenues from export sales increased to $2.6 million, which represented an increase of $0.7 million, or approximately 37%, as compared to the three months ended September 30, 2005.

     COST OF SALES. Cost of sales increased from $15.30 million for the three months ended September 30, 2005 to $28.67 million for the three months ended September 30, 2006, which represented an increase of $13.37 million, or approximately 87%. The increase of cost of sales was primarily due to the corresponding increase in sales. The gross profit margin (gross profit divided by total sales revenue) decreased from 15.88% for the three months ended September 30, 2005 to 15.24% for the three months ended September 30, 2006. The decrease in gross profit margin was primarily due to an increase in the cost of raw materials, which was offset, in part, by a slight increase in the market prices for pork products during the three months ended September 30, 2006.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $0.30 million for the three months ended September 30, 2005 to $2.53 million for the three months ended September 30, 2006, which represented an increase of $2.23 million, or approximately 743%. As a percentage of revenues, general and administrative expenses increased from 1.63% for the three months ended September 30, 2005 to 7.48% for the three months ended September 30, 2006. The increase in general and administrative expenses was primarily the result of the accrual of a liability in the amount of $1.27 million, or approximately 3.76% of the total revenue for three months ended September 30, 2006, that may be payable to the holders of our Series A convertible preferred stock and related stock purchase warrants because of our failure to register in a timely manner for resale under the Securities Act of 1933, as amended, the shares of our common stock issuable upon the conversion or exercise of such securities. We will continue to accrue a liability in the amount of $414,000 per month plus interest until our registration statement relating to such shares is declared effective by the Securities and Exchange Commission. In addition, the increase in the percentage of general and administrative expenses to revenues resulted from the expansion of our operations and the additional expenses we incurred as a publicly-traded company that is reporting under the U.S. federal securities laws. During the three months ended September 30, 2006, we incurred an additional $0.52 million in legal, accounting and consulting fees and other expenses relating primarily to our preparation for becoming compliant with our obligations under the Sarbanes-Oxley Act of 2002 and, to a lesser extent, to the registration statement we filed under the Securities Act of 1933, as amended, seeking to register the resale of the shares of common stock underlying our Series A convertible preferred stock and warrants and our periodic reporting obligations under the U.S. federal securities laws. In addition, during such period, management compensation and welfare expenses increased approximately $0.18 million as compared to the comparable 2005 period primarily due to the addition of senior executives and technical experts to our management team. At the same time, our advertising expenses also increased approximately $0.09 million compared to the comparable period in fiscal 2005.

     OPERATING EXPENSES. Operating expenses increased from $0.40 million for the three months ended September 30, 2005 to $0.88 million for the three months ended September 30, 2006, which represented an increase of $0.48 million, or approximately 120%. As a percentage of revenue, operating expenses increased from 2.21% for the three months ended September 30, 2005 to 2.61% for the three months ended September 30, 2006. The increase in operating expenses was primarily the result of increased transportation expenses of $0.32 million due to the increased price of gasoline and an increase of $0.09 million in compensation and welfare expenses within our sales department.

     INTEREST EXPENSE. Interest expense decreased from $0.39 million for the three months ended September 30, 2005 to $0.30 million for the three months ended September 30, 2006, which represented a decrease of $0.09 million, or approximately 22%. The decrease in interest expense was primarily a result of having adequate cash flow from the equity private placement we consummated in the first quarter of 2006, which enabled us to reduce our higher-interest-bearing bank loans. While our average outstanding bank debt increased by approximately $0.72 million during the three months ended September 30, 2006, from $22.63 million for the three months ended September 30, 2005 to $23.35 million for the three months ended September 30, 2006, our weighted average borrowing rate decreased from 6.84% for the three months ended September 30, 2005 to 5.16% for the three months ended September 30, 2006.

     INTEREST INCOME, ALLOWANCE INCOME, OTHER INCOME AND EXCHANGE GAIN (LOSS). Interest income, allowances income, other income and exchange gain (loss) increased from $18,311 for the three months ended September 30, 2005 to $44,416 for the three months ended September 30, 2006, which represented an increase of $26,105, or approximately 143%. This increase was primarily due to a decrease in other expenses that would have offset the other income.

     INCOME TAXES. The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products including raw meat products and raw fruits and vegetable products. The increase of $0.07 million in the provision for income taxes for the three months ended September 30, 2006 over the three months ended September 30, 2005 resulted from an increase of $0.21 million in our income from the sale of prepared products for the three months ended September 30, 2006.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

     REVENUE. Total revenue increased from $51.18 million for the nine months ended September 30, 2005 to $96.10 million for the nine months ended September 30, 2006, which represented an increase of $44.92 million, or approximately 88%. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from the effects of the continued increase in the amount of branded stores sales and increased sales to restaurants and non-commercial customers. During the nine months ended September 30, 2006, 384 new showcase stores, "branded" retail stores and supermarket counters were opened and we expanded our marketing and sales efforts to include 28 additional second-tier cities and 76 additional third-tier cities domestically.

     During the nine months ended September 30, 2006, revenues from sales to branded stores increased to $46.2 million, which represented an increase of $21.6 million, or approximately 88%, as compared to the nine months ended September 30, 2005. During the nine months ended September 30, 2006, revenues from sales to food service distributors increased to $16.0 million, which represented an increase of $7.7 million, or approximately 93%, as compared to the nine months ended September 30, 2005. During the nine months ended September 30, 2006, revenues from sales to restaurants and non-commercial customers increased to $25.8 million, which represented an increase of $12.8 million, or approximately 99%, as compared to the nine months ended September 30, 2005. During the nine months ended September 30, 2006, revenues from export sales increased to $8.1 million, which represented an increase of $2.8 million, or approximately 53%, as compared to the nine months ended September 30, 2005. Within these four distribution channels, the percentage of growth was highest for restaurant and non-commercial customers. As a percentage of total sales revenue, sales to restaurant and non-commercial customers has grown from 25% for the nine months ended September 30, 2005 to 26% for the nine months ended September 30, 2006, and sales through exports has decreased from 10% for the nine months ended September 30, 2005 to 9% for the nine months ended September 30, 2006.

     COST OF SALES. Cost of sales increased from $42.68 million for the nine months ended September 30, 2005 to $81.64 million for the nine months ended September 30, 2006, which represented an increase of $38.96 million, or approximately 91%. The gross profit margin (total sales revenue divided by cost of sales) decreased from 16.61% for the nine months ended September 30, 2005 to 15.05% for the nine months ended September 30, 2006. The decrease of gross profit margin was primarily due to an increase in average raw material costs for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $0.80 million for the nine months ended September 30, 2005 to $5.01 million for the nine months ended September 30, 2006, which represented an increase of $4.21 million, or approximately 528%. As a percentage of revenues, general and administrative expenses increased from 1.56% for the nine months ended September 30, 2005 to 5.21% for the nine months ended September 30, 2006. As discussed above, the increase in general and administrative expenses primarily resulted from the accrual of a liability of $1.82 million, or approximately 1.90% of total revenue for the nine months ended September 30, 2006, due to our failure to register in a timely manner the resale of the common stock underlying our outstanding Series A convertible preferred stock and related stock purchase warrants. In addition, the increase in general and administrative expenses as a percentage of revenue resulted from the expansion of our operations and the additional expenses we are incurring as a publicly-traded company that is reporting under the U.S. federal securities laws. There was an increase of $1.07 million in legal and accounting fees and other expenses relating to our private placement of equity securities, our reverse acquisition of a controlling interest in a publicly-held "shell" company, our on-going public reporting obligations under the U.S. Federal securities laws and our preparation for becoming compliant with our obligations under the Sarbanes-Oxley Act of 2002. In addition, during the nine months ended September 30, 2006, we incurred $0.79 million of additional management compensation and welfare expenses due to the addition of senior executives and technical experts to our management team. During the nine months ended September 30, 2006, our advertising expense also increased approximately $0.13 million as compared to our advertising expense for the nine months ended September 30, 2005.

     OPERATING EXPENSES. Operating expenses increased from $1.09 million for the nine months ended September 30, 2005 to $2.40 million for the nine months ended September 30, 2006, which represented an increase of $1.31 million, or approximately 120%. As a percentage of revenue, operating expenses increased from 2.14% for the nine months ended September 30, 2005 to 2.50% for the nine months ended September 30, 2006. The increase in operating expenses was primarily the result of increased transportation expenses of $0.68 million due to the increased price of gasoline and an increase of $0.54 million in compensation and welfare expenses within our sales department.

     INTEREST EXPENSE. Interest expense decreased from $1.20 million for the nine months ended September 30, 2005 to $0.91 million for the nine months ended September 30, 2006, which represented a decrease of $0.29 million, or approximately 24%. The decrease in interest expense was primarily a result of having adequate cash flow from the equity private placement we consummated in the first quarter of 2006, which enabled us to pay back and reduce our higher-interest-bearing bank loans. During the nine months ended September 30, 2006, our weighted average outstanding bank debt decreased by approximately $1.54 million, from $21.80 million for the nine months ended September 30, 2005 to $20.26 million for the nine months ended September 30, 2006. Our weighted average borrowing rate decreased from 7.32% for the nine months ended September 30, 2005 to 6.00% for the nine months ended September 30, 2006.

     INTEREST INCOME, ALLOWANCE INCOME, OTHER INCOME AND EXCHANGE GAIN (LOSS). Interest income, allowances income, other income and exchange gain (loss) increased from an income of $0.11 million for the nine months ended September 30, 2005 to $1.57 million for the nine months ended September 30, 2006, which represented an increase of $1.46 million or approximately 1,327%. This increase was primarily the result of an increase of $1.19 million in allowance income. The $1.12 million of the $2.23 million cash grant we received from the Chinese central government for the construction of an additional pork production line was recharacterized from a long-term liability to allowance income when the production line was partially completed and placed into operation during the second quarter of 2006.

     INCOME TAXES. The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products including raw meat products and raw fruits and vegetable products. The increase of $0.26 million in the provision for income taxes for the nine months ended September 30, 2006 over the nine months ended September 30, 2005 resulted from an increase of $0.80 million in our income from the sale of prepared products during the nine months ended September 30, 2006.

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

     Our vegetables and fruits segment is involved primarily in the processing of fresh vegetables and fruits. We contract with more than 120 farms in Henan Province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes. The proximity of the contracted farms to our operations ensures freshness from harvest to processing. We contract to grow more than 20 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans, strawberries and capsicum.

     The following tables set forth our revenues, sales in metric tons, operating income and production processed in metric tons by segment for the three months ended September 30, 2006 and 2005, and nine months ended September 30, 2006 and 2005, and the percentage increases for each segment between fiscal periods. The data for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year, for any other interim period or for any future year.

                                                                  SALES BY SEGMENT
                                                             (U.S. DOLLARS IN MILLIONS)

                                                  THREE MONTHS ENDED
                                                      SEPTEMBER 30,                                  PERCENTAGE
                                           ------------------------------            NET CHANGE        CHANGE
                                             2006                    2005             2006/2005       2006/2005
                                             ----                    ----             ---------       ---------
Pork and Pork Products...........          $ 31.58                $ 16.69               $ 14.89           89%
Vegetables and Fruits............             2.25                   1.50                  0.75           50%
                                           -------                -------               -------
           Total.................          $ 33.83                $ 18.19               $ 15.64           86%
                                           =======                =======               =======


                                                                   SALES BY SEGMENT
                                                                   (IN METRIC TONS)
                                                 THREE MONTHS ENDED
                                                      SEPTEMBER 30,                                  PERCENTAGE
                                            ----------------------------             NET CHANGE        CHANGE
                                             2006                   2005             2006/2005        2006/2005
                                             ----                   ----             ---------        ---------
Pork and Pork Products...........            25,552               15,688               9,864              63%
Vegetables and Fruits............             4,347                  975               3,372             346%
                                            -------              -------             -------
           Total.................            29,899               16,663              13,236              79%
                                            =======              =======             =======


                                                            OPERATING INCOME BY SEGMENT
                                                             (U.S. DOLLARS IN MILLIONS)
                                                                                           OPERATING MARGIN
                                       THREE MONTHS ENDED                                 THREE MONTHS ENDED
                                           SEPTEMBER 30,                NET                 SEPTEMBER 30,
                                   ----------------------------       CHANGE         -------------------------
                                      2006              2005         2006/2005         2006              2005
                                      ----              ----         ---------         ----              ----
Pork and Pork Products.......       $ 1.58             $ 2.10        $ (0.52)         5.00%             12.58%
Vegetables and Fruits........         0.16               0.09           0.07          7.11%              6.00%
                                    ------             ------        -------
           Total.............       $ 1.74             $ 2.19        $ (0.45)         5.14%             12.04%
                                    ======             ======        =======


                                                            PRODUCTION PROCESSED BY SEGMENT
                                                                    (IN METRIC TONS)
                                                  THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                             -----------------------------                NET         PERCENTAGE
                                             2006                     2005              CHANGE          CHANGE
                                             ----                     ----              ------          ------
Pork and Pork Products...........            25,626                  16,904               8,722           52%
Vegetables and Fruits............             4,226                     959               3,267          341%
                                             ------                  ------              ------
           Total.................            29,852                  17,863              11,989           67%
                                             ======                  ======              ======


                                                                  SALES BY SEGMENT
                                                             (U.S. DOLLARS IN MILLIONS)
                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,                                   PERCENTAGE
                                           ------------------------------            NET CHANGE        CHANGE
                                             2006                    2005             2006/2005       2006/2005
                                             ----                    ----             ---------       ---------
Pork and Pork Products...........          $ 91.65                $ 49.05               $ 42.60           87%
Vegetables and Fruits............             4.45                   2.14                  2.31          108%
                                           -------                -------               -------
           Total.................          $ 96.10                $ 51.19               $ 44.91           88%
                                           =======                =======               =======


                                                                   SALES BY SEGMENT
                                                                   (IN METRIC TONS)

                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,                                   PERCENTAGE
                                             ---------------------------             NET CHANGE        CHANGE
                                             2006                   2005              2006/2005       2006/2005
                                             ----                   ----              ---------       ---------
Pork and Pork Products...........            77,736               46,332                 31,404           68%
Vegetables and Fruits............             6,818                1,832                  4,986          272%
                                             ------               ------                 ------
           Total.................            84,554               48,165                 36,390           76%
                                             ======               ======                 ======


                                                            OPERATING INCOME BY SEGMENT
                                                             (U.S. DOLLARS IN MILLIONS)
                                                                                           OPERATING MARGIN
                                        NINE MONTHS ENDED                                 NINE MONTHS ENDED
                                          SEPTEMBER 30,                 NET                SEPTEMBER 30,
                                ---------------------------------     CHANGE         -------------------------
                                      2006              2005         2006/2005         2006              2005
                                      ----              ----         ---------         ----              ----
Pork and Pork Products.......       $ 6.66             $ 6.47         $ 0.19          7.27%             13.19%
Vegetables and Fruits........         0.39               0.14           0.25          8.76%              6.54%
                                    ------             ------         ------
           Total.............       $ 7.05             $ 6.61         $ 0.44          7.34%             12.91%
                                    ======             ======         ======


                                                            PRODUCTION PROCESSED BY SEGMENT
                                                                    (IN METRIC TONS)
                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,                       NET         PERCENTAGE
                                             -----------------------------              CHANGE          CHANGE
                                              2006                    2005             2006/2005      2006/2005
                                              ----                    ----             ---------      ---------
Pork and Pork Products...........            80,662                  47,679              32,983           69%
Vegetables and Fruits............             7,098                   1,696               5,402          319%
                                             ------                  ------              ------
           Total.................            87,760                  49,375              38,385           77%
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

     The following table sets forth our revenues by sales channel for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005.


                                                            SALES BY DISTRIBUTION CHANNEL
                                                              (U.S. DOLLARS IN MILLIONS)

                                     THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------             -------------------------------
    DISTRIBUTION CHANNEL                2006                  2005                  2006                  2005
    --------------------       ---------------------  --------------------- --------------------  ---------------------
                                 AMOUNT     PERCENT     AMOUNT     PERCENT    AMOUNT    PERCENT     AMOUNT     PERCENT
Branded stores...............    $ 15.7        46.5%    $  8.8       48.4%    $ 46.2     48.1%      $ 24.6       48.1%
Food services distributors...       6.2        18.3        2.8       15.4       16.0     16.6          8.3       16.2
Restaurants and
  non-commercial.............       9.3        27.4        4.7       25.6       25.8     26.8         13.0       25.3
Export ......................       2.6         7.8        1.9       10.6        8.1      8.5          5.3       10.4
                                 ------       -----     ------      -----     ------    -----       ------      -----
     Total...................    $ 33.8       100.0%    $ 18.2      100.0%    $ 96.1    100.0%      $ 51.2      100.0%
                                 ======       =====     ======      =====     ======    =====       ======      =====

     The following table sets forth information with respect to the average number of products offered by our company, the average number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products for each of the three years ended December 31, 2003, 2004 and 2005 and the nine-months ended September 30, 2006.

                                                                                              NINE MONTHS ENDED
                                                       YEAR ENDED DECEMBER 31,                  SEPTEMBER 30,
                                                 ----------------------------------           -----------------
                                                 2003           2004           2005                  2006
                                                 ----           ----           ----                  ----
 No. of products...........................      107             125           168                    216
 No. of retail stores......................      712             978         2,100                  2,484
 Expansion of Market Coverage
    No. of Provinces.......................       20              20            20                     20
    No. of first- tier cities..............       21              23            29                     29
    No. of second- tier cities.............       32              36            44                     72
    No. of third- tier cities..............       85             109           142                    218

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations over the three years ended December 31, 2005 and the nine months ended September 30, 2006 primarily through cash from operating activities and borrowings under our lines of credit with various lending banks in the PRC. In January 2006, we completed a private placement of our Series A convertible preferred stock and common stock purchase warrants and received net proceeds of approximately $23.11 million. At December 31, 2003, 2004 and 2005 and at September 30, 2006 we had cash and cash equivalents of $6.14 million, $5.20 million, $10.14 million and $15.61 million, respectively.

     Net cash used in operating activities was $4.83 million in the nine months ended September 30, 2006. Net cash provided by operating activities in the nine months ended September 30, 2006 consisted primarily of net profit of $7.25 million due to increased revenue. Net cash used in operating activities for the nine months ended September 30, 2006 was primarily attributable to an increase of $7.78 million in inventory. We increased our inventory levels during the period primarily due to our increased sales. In addition, due to the increasing prices of raw materials during the period, we increased the level of our inventories in an effort to improve our gross profit margins during such period. During the nine months ended September 30, 2006, accounts receivable increased by $3.48 million, which consisted of an increase of $4.11 million in accounts receivable due to increased sales, which was offset in part by a reduction of $0.63 million in other accounts receivable. During the nine months ended September 30, 2006, management focused on reducing the average age of our accounts receivable and increasing the rate at which we turn our inventory. Our average accounts receivable turnover days decreased from approximately 44 days during the nine months ended September 30, 2005 to approximately 34 days during the nine months ended September 30, 2006. In addition, our average inventory turnover days decreased from approximately 24 days during the nine months ended September 30, 2005 to approximately 15 days during the nine months ended September 30, 2006.

     Net cash used in investing activities was $15.77 million in the nine months ended September 30, 2006. At September 30, 2006, our investment in facility construction in progress increased by approximately $6.73 million as compared to the amount of such investment at December, 31, 2005. During the nine months ended September 30, 2006, a total of $5.07 million was invested in the purchase of fixed assets, including the construction in progress of Zhongpin Industrial Park II, which was completed and transferred to fixed assets. In addition, we expended an additional $3.98 million for an investment in land use rights during the nine months ended September 30, 2006.

     Net cash provided by financing activities was $25.29 million in the nine months ended September 30, 2006. During the nine months ended September 30, 2006, cash provided by financing activities included net proceeds from the issuance of Series A convertible preferred stock and common stock purchase warrants of $23.11 million and net proceeds from short-term loans of $24.39 million. The net cash used in financing activities included the repayment of short-term indebtedness in the aggregate amount of $21.44 million, the repayment of long-term indebtedness in the amount of $0.15 million and the repayment of bank overdrafts of $0.62 million.

     At September 30, 2006, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $21.95 million with a weighted average interest rate per annum of 6.16%, and lines of credit with aggregate credit availability of $56.71 million, as follows:


                                               MAXIMUM CREDIT                       INTEREST
BANK                                            AVAILABILITY     AMOUNT BORROWED      RATE        MATURITY DATE
----                                           --------------    ---------------    --------      -------------
Agriculture Bank of China....................  $ 18,722,000      $  1,150,632         6.70%         12/11/2006
                                                                      505,772         6.70          12/30/2006
                                                                      796,591         7.02          04/27/2007
                                                                    2,402,418         7.34          09/10/2007

Industrial and Commercial Bank of China......     6,241,000         1,896,645         5.85%         03/30/2007
                                                                    1,896,645         5.85          05/24/2007

China Construction Bank......................    11,233,000           632,215         6.42%         12/22/2006
                                                                      632,215         6.42          12/23/2006
                                                                      632,215         6.42          01/16/2007

CITIC Industrial Bank........................     6,241,000         5,057,721         5.85%         07/16/2007

Agriculture Development Bank of China........    14,978,000         3,793,291         5.85%         07/03/2007
                                                                    2,528,861         5.85          07/17/2007

Bank of China................................     7,489,000                --

Shanghai Pudong Development Bank of China....     3,744,000                --

Commercial Bank of China.....................     6,241,000                --


                                               MAXIMUM CREDIT                       INTEREST
BANK                                            AVAILABILITY     AMOUNT BORROWED      RATE        MATURITY DATE
----                                           --------------    ---------------    --------      -------------

Guangdong Development Bank...................     3,744,000                --


City Finance -short-term.....................            --            25,289         0.00%         04/01/2007
                                               ------------      ------------
                  Total......................  $ 78,633,000      $ 21,950,510
                                               ============      ============

Canadian Government Transfer Loan............                    $  1,853,271          *            05/15/2043
Canadian Government Transfer Loan - Current
   portion...................................                    $    145,671         6.02%         05/15/2007

City Finance.................................                    $    256,679         0.00%         None

----------------

* 58% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free. All repayments are applied first to the interest-bearing portion of this loan.

     Of our outstanding short-term indebtedness at September 30, 2006, $4.86 million aggregate principal amount of loans was secured by our land and plants located in the PRC and $17.07 million aggregate principle amount of loans was guaranteed by Henan Zhongpin Industrial Co., Ltd.

     We believe our existing cash and cash equivalents, together with our available lines of credit, will be sufficient to finance our investment to the new facilities, operating requirements and anticipated capital expenditures of approximately $22.10 million over the next 12 months.

CONTRACTUAL COMMITMENTS

     The following table summarizes our contractual obligations at September 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

                                                                         PAYMENTS DUE BY PERIOD
                                                                             (IN THOUSANDS)
                                                        -------------------------------------------------------
                                                          LESS THAN                                   MORE THAN
CONTRACTUAL OBLIGATIONS                        TOTAL       1 YEAR       1-3 YEARS     3-5 YEARS        5 YEARS
-----------------------                        -----       ------       ---------     ---------        -------
Long-Term Debt Obligations...............      $2,256        $146           $292          $292           $1,526
Capital Lease Obligations................          --          --             --            --               --
Operating Lease Obligations..............          --          --             --            --               --
Purchase Obligations.....................          --          --             --            --               --
Other Obligations........................          --          --             --            --               --
                                               ------        ----           ----          ----           ------
         Total...........................      $2,256        $146           $292          $292           $1,526
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

     CURRENCY FLUCTUATIONS AND FOREIGN CURRENCY RISK. Substantially all of our operations are conducted in the PRC, with the exception of our export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Renminbi, which is the official currency of the PRC. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

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

                                  ZHONGPIN INC.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         None.


ITEM 1A.   RISK FACTORS

     During the three months ended September 30, 2006, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, as amended, for the transition period from June 30, 2005 to December 31, 2005.


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

                                                    ZHONGPIN INC.
                                                      (Company)

                                                    Date:  November 14, 2006



                                                    By: /s/ Xianfu Zhu
                                                       -------------------------
                                                        Xianfu Zhu
                                                        Chief Executive Officer



                                                    By: /s/ Yuanmei Ma
                                                       -------------------------
                                                        Yuanmei Ma
                                                        Chief Financial Officer

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