Form 10-K
period 2006-12-31
ZHONGPIN INC.
filed 2007-03-23
CIK 1277092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]   No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |X|   No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No [ ]

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

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No |X|

On March 15, 2007, 13,763,455 shares of the registrant's common stock, and 5,268,856 shares of the registrant's Series A preferred stock, each such share convertible into one share of the registrant's common stock, were outstanding.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $87,447,000 as of June 30, 2006. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant's outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

Documents Incorporated by Reference: Portions of the registrant's proxy statement for its 2007 annual meeting of stockholders, which the registrant expects to file with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated by reference into Part III of this report.

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

     THESE RISK FACTORS SHOULD BE CONSIDERED IN CONNECTION WITH ANY SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS THAT WE OR PERSONS ACTING ON OUR BEHALF MAY ISSUE. ALL WRITTEN AND ORAL FORWARD LOOKING STATEMENTS MADE IN CONNECTION WITH THIS REPORT THAT ARE ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS. GIVEN THESE UNCERTAINTIES, WE CAUTION INVESTORS NOT TO UNDULY RELY ON OUR FORWARD-LOOKING STATEMENTS. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVIEW OR CONFIRM ANALYSTS' EXPECTATIONS OR ESTIMATES OR TO RELEASE PUBLICLY ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. FURTHER, THE INFORMATION ABOUT OUR INTENTIONS CONTAINED IN THIS DOCUMENT IS A STATEMENT OF OUR INTENTION AS OF THE DATE OF THIS DOCUMENT AND IS BASED UPON, AMONG OTHER THINGS, THE EXISTING REGULATORY ENVIRONMENT, INDUSTRY CONDITIONS, MARKET CONDITIONS AND PRICES, THE ECONOMY IN GENERAL AND OUR ASSUMPTIONS AS OF SUCH DATE. WE MAY CHANGE OUR INTENTIONS, AT ANY TIME AND WITHOUT NOTICE, BASED UPON ANY CHANGES IN SUCH FACTORS, IN OUR ASSUMPTIONS OR OTHERWISE.

                                     PART I

         In this Annual Report on Form 10-K, we will refer to Zhongpin Inc., a Delaware corporation, as "our company," "we," "us" and "our."

ITEM 1. - BUSINESS

OVERVIEW

     We are principally engaged in the meat and food processing business in The People's Republic of China (the "PRC"). Our product line includes over 200 unique meat products, including chilled pork, frozen pork, pig by-products and prepared meats, that are sold on a wholesale basis and on a retail basis through an exclusive network of showcase stores, network stores and supermarket counters under our "Zhongpin" brand. Our six processing plants, which are located in Henan and Heilongjiang Provinces in the PRC, have a total of nine production lines with an aggregate processing capacity of approximately 446 metric tons per day, based on an eight-hour working day, or approximately 160,560 metric tons on an annual basis. We also produce and sell vegetables and fruits, and have contracts with more than 120 farms in Henan Province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes. Our products are sold under the "Zhongpin" brand names.

     According to an October 2006 report of the United States Department of Agriculture, the PRC is the largest food consuming nation in the world and is the world's largest pork producer and consumer. The meat and meat processing industry in the PRC is regarded by the central government as a "key" industry and certain participants in the industry, including our company, receive special tax incentives and technology subsidies. According to a market analysis of the fresh and processed meat industry in the PRC published in June 2005 by Access Asia Limited, an independent research organization ("Access Asia"):

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

     At December 31, 2006, our customers included over 16 international or domestic fast food companies in the PRC, over 36 export-registered processing factories and over 1,531 school cafeterias, factory canteens, army posts and national departments. At such date, we also sold directly to over 2,721 retail outlets, including supermarkets, within the PRC.

     To differentiate our company from other market incumbents, we also have successfully implemented a unique retail strategy that includes the establishment of a network of showcase stores, branded network stores and supermarket counters that are exclusive retailers of our product lines. At December 31, 2006, we had a total of 96 showcase stores, 856 network stores and 1,769 supermarket counter locations.

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

          o The "Zhongpin" brand name is well recognized in major areas of the PRC as an established and leading brand;

          o We have advanced production equipment for the packaging of meat and food;

          o Our customers include some of the largest supermarket chains, such as Lianhua Supermarket Group, Carrefour China and Metro (China) Group;

          o We have implemented a comprehensive logistics management program and have an efficient delivery system that utilizes 192 temperature-controlled container trucks and public railway services;

          o Based upon our historical growth rates, we believe our experienced management team, led by our founder and Chairman, Mr. Zhu Xianfu, has the ability to grow and expand our business;

          o    We have an emphasis on quality assurance systems;

          o We have a comprehensive brand building strategy and brand equity management;

          o We have an innovative product development program, with approximately 156 new products now under development; and

          o We experienced compound annual revenue growth of 56.15% (cumulative growth of 594%) and compound annual profit growth of 56.77% (cumulative growth of 604%) during the five-year period ended December 31, 2006.

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

     To enable Henan Zhongpin Food Co., Ltd. to raise equity capital from investors outside of the PRC, on July 21, 2005, Henan Zhongpin Food Co., Ltd. established a holding company by incorporating Falcon Link in the British Virgin Islands. On September 15, 2005, Falcon Link acquired all of the equity interests in Henan Zhongpin Food Co., Ltd., which is the controlling shareholder of Henan Zhongpin.

     Various regulatory bodies in the PRC have issued regulations restricting foreign investment in domestic enterprises. Pursuant to the "Notice of Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purposes Vehicles," or SAFE Circular No. 75, issued by the PRC State Administration of Foreign Exchange ("SAFE") on October 21, 2005, (i) a PRC citizen residing in the PRC (a "PRC Resident") must register with the local branch of SAFE before it establishes or controls an overseas special purpose vehicle (an "SPV") for the purposes of overseas equity financing (including convertible debts financing); (ii) when a PRC Resident contributes the assets of or its equity interests in a domestic enterprise into an SPV, or engages in overseas financing after contributing assets or equity interests into an SPV, such PRC Resident must register his or her interest in the SPV and the change thereof with the local branch of SAFE; and (iii) when the SPV undergoes a material event outside of the PRC, such as a change in share capital or merger and acquisition, the PRC Resident must, within 30 days from the occurrence of such event, register such change with the local branch of SAFE. PRC Residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006.

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

     In early January 2005, Richard Armstrong, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer at that time and reportedly the beneficial owner at that time of 422,642 shares of our common stock, or approximately 84.1% of the outstanding shares of our common stock, retained Scott Neil as a consultant to Mr. Armstrong and his family to explore opportunities to maximize the value of their shares of common stock of our company. Based upon discussions with representatives of prior management of our company in connection with the preparation of this prospectus, we believe Mr. Neil was assigned the task of seeking industry partners or other strategic purchasers for the company as a whole and exploring alternatives for maximizing the value of the Armstrong family ownership of our company, including the possibility of selling control of our company through the sale and transfer of the shares of our common stock beneficially owned by members of the Armstrong family. We have been advised that Mr. Neil was not paid any cash compensation for his consulting efforts, but instead was offered the opportunity to purchase shares of our common stock from Mr. Armstrong's son, Christopher Armstrong, which shares were at that time registered for resale under the Securities Act under our registration statement on Form SB-2 that was declared effective by the Commission on October 21, 2004. In consideration for his consulting services, on or about January 5, 2005, Mr. Neil purchased 17,257 shares of our common stock from Christopher Armstrong for nominal consideration, of which 15,983 shares were re-sold by Mr. Neil on March 30, 2005 as described below.

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

                                                  Aggregate
        Seller              Number of Shares   Purchase Price        Purchaser
        ------              ----------------   --------------        ---------
Heather Roberts                    21,217        $      500      Patricia Gunter
Brigette McLemore                  21,217               500      Richard Coombe
Scott Neil                         15,983           274,000      Patricia Gunter
Stacy Gilfry                       14,145               500      Richard Coombe
Richard Armstrong(1)                7,355               500      Richard Coombe
Jonathan and Suzanne Rich           2,405            25,000      Patricia Gunter
Don Rogers                          1,697            50,000      Patricia Gunter
Christopher Armstrong                 565               500      Richard Coombe
                                 --------
                                   84,584
                                 --------
-----------
(1) Of the 422,642 shares of our common stock owned by Mr. Armstrong on March 30, 2005, 414,014 shares were sold on such date to Halter Capital, 7,355 shares were sold on such date to Richard Coombe and 483 shares were subsequently sold in the open market. We have been advised that Mr. Armstrong has retained ownership of 790 shares.

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

-----------------------------------------
            ZHONGPIN, INC.
-----------------------------------------
                  |
                  |    100%
                 \|/
-----------------------------------------
 FALCON LINK INVESTMENT LIMITED (B.V.I.)
-----------------------------------------
                  |
                  |    100%
                  |
                  |                                                OUTSIDE CHINA
                 \|/
================================================================================
                  |
                  |                                                  IN CHINA
                 \|/
-----------------------------------------     ----------------------------
  HENAN ZHONGPIN FOOD CO. LTD. (WOFE)          INDIVIDUAL SHAREHOLDERS(1)
-----------------------------------------     ----------------------------
                  |                  /|\           |
                  |                   |------------|
                  |                                |
                  |    90%              IN TRUST   |   10%
                  |                                |
                 \|/                              \|/
             -------------------------------------------------------
                       HENAN ZHONGPIN FOOD SHARE CO., LTD.
             -------------------------------------------------------
                                       |
                                       |   100%
                                      \|/
             -------------------------------------------------------
                        HENAN ZHONGPIN INDUSTRY CO., LTD.
               HENAN ZHONGPIN IMPORTS AND EXPORTS TRADE CO., LTD.
                          ZHUMADIAN ZHONGPIN FOOD LTD.
                         ANYANG ZHONGPIN FOOD CO., LTD.
                         DEYANG ZHONGPIN FOOD CO., LTD.
                 HENAN ZHONGPIN FRESH FOOD LOGISTICS CO., LTD.
                 HENAN ZHONGPIN BUSINESS DEVELOPMENT CO., LTD.
             -------------------------------------------------------

------------
(1) Under the laws of the PRC, Henan Zhongpin is required to have at least five individual shareholders to use the word "share" in its corporate name. In connection with the formation of Henan Zhongpin, each of the individual shareholders of Henan Zhongpin (Xianfu Zhu (7.16%), Baoke Ben (0.74%), Shuichi Si (0.53%), Qinghe Wang (0.54%), Chaoyang Liu (0.55%) and Juanjuan Wang (0.47%)) entered into an agreement with Henan Zhongpin Food Co., Ltd., the controlling shareholder of Henan Zhongpin, pursuant to which such individual shareholders irrevocably assigned to Henan Zhongpin Food Co., Ltd. all of the economic benefits to which he is or may be entitled as a shareholder of Henan Zhongpin. As a result of such agreements, Henan Zhongpin Food Co., Ltd., which is a wholly-owned indirect subsidiary of our company, is entitled to 100% of any cash dividends declared and paid by Henan Zhongpin and to vote all outstanding shares of capital stock of Henan Zhongpin in any action by the shareholders of Henan Zhongpin.

     In connection with Henan Zhongpin's formation of Falcon Link in July 2005, Falcon Link's share exchange with our company on January 30, 2006 and our private placement of Series A convertible preferred stock and warrants on January 31, 2006, we or our subsidiaries were advised by Greenstone Investment & Consultants, Ltd., a financial consulting firm based in the PRC ("Greenstone"), under consulting agreements entered into by Henan Zhongpin and Greenstone in April 2005. Pursuant to the terms of such agreements, we paid Greenstone consulting fees of $100,000 in each of 2005 and 2006 and a consulting fee of $414,000 in connection with the consummation of our January 2006 private placement and the acquisition of Falcon Link by our publicly-held "shell" corporation.

INDUSTRY OVERVIEW

     THE MEAT INDUSTRY IN THE PRC. According to an October 2006 report of the United States Department of Agriculture, the market for pork in the PRC is the largest in the world, accounting for approximately 53% of global production and consumption. In value terms, the PRC's overall meat industry is the second largest sector in the country's entire retail food market basket. Historically, the vast majority of meat sales in the PRC have taken place in free wet markets, most of which are to be found in open-air markets or on streets. These markets provide a venue through which the customer can buy live poultry or freshly slaughtered meat produce direct from local farmers. However, as a result of new hygiene regulations that were introduced by the Chinese government in 1995, governmental agencies recently have encouraged the replacement of open air markets by supermarkets and convenience stores, and the market share of open air markets has continued to decline. We believe this trend will favorably impact our wholesale business and will add additional customers for the network of showcase stores, branded network stores and supermarket counters that retail our products on an exclusive basis.

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

          o Increases in per capita income in the PRC, as well as a proportionate share of such increase spent on food. In the PRC, roughly one-third of every new dollar of income is spent on food, and meat is a major target for much of the new spending.

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

     We intend to build our brand by building a comprehensive brand awareness program that will focus on advertising and promotion, pricing strategies, distribution channels and packaging design and functionality. In addition, in order to differentiate the quality of our products from those of our competitors and to help foster strong brand recognition with consumers, we have supplemented our wholesale distribution channels by establishing and implementing a network of specialty, high-end boutique grocery stores to showcase our meat, vegetable and fruit products. At December 31, 2006, we had 96 showcase stores, 856 network stores and 1,769 "Zhongpin" supermarket counters. We believe our retail stores will help create additional brand awareness that will benefit our wholesale customers and will showcase all of our products in a manner that will provide the consumer with a broader view of our strategies and goals.

     EXPAND OUR MARKET PRESENCE. In the PRC, the pork industry is highly fragmented and supply is extremely localized with limited distribution capability. The vast geography and under-developed transportation infrastructure in the PRC have made it difficult to create national or even regional competition in the meat and fresh foods industry, and no genuine market leaders have emerged.

     We regard our logistics capabilities as the keystone to our growth strategy and believe our comprehensive plan for logistics management, which includes the integration and coordination of our transportation, warehouse management and inventory control systems, as well as the integration of our marketing and manufacturing efforts, will enable us to accelerate our growth by expanding our operations across the PRC and internationally. At December 31, 2006, we operated sales offices and warehouses in over 50 cities in the PRC, including Shanghai, Beijing, Guangzhou, Zhengzhou, Wuhan and Xi'an. We plan to expand our network of sales offices and warehouses in up to 14 additional cities in the PRC by the end of 2007, and are targeting cities with over 1,000,000 residents, annual per capita income exceeding 10,000 RMB ($1,245) and good infrastructure, including transportation, telecommunications and a positive commercial environment.

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

     EXPAND OUR PRODUCT LINES. At December 31, 2006, our product line included over 200 unique meat products and over 20 different categories of vegetables and fresh fruits. In 2000, we established a research and development center to help us develop new processing technologies and food products. We also work with 16 unaffiliated scientists and experts who act as our outside technical consultants in the development of new processes and products. Our strategic planning and marketing departments also conduct market studies, seek to spot developing trends in the meat and fresh foods industries and evaluate the ever-changing consumer consumption patterns in the PRC. We intend to strengthen our market position and accelerate our growth by introducing new lines of low temperature meat products with a view to maintaining customer interest and creating new demand. We also believe the introduction of new products will broaden our product range and make it more difficult for new competitors to enter the market or to attain significant sales or market share upon entry into the market. At December 31, 2006, we had approximately 156 new products under development.

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

     CHILLED PORK. In our production of chilled pork, meat is chilled but not frozen at a temperature of between 32o F (0oC) and 39.2oF (4oC), immediately after it is cut and packed, and thereafter maintained at that temperature during storage or transportation. This serves to preserve the freshness and quality of the meat. Chilled pork will usually have to be consumed within one week from the time of slaughter.

     While chilled pork generally is more costly than frozen pork, our market research indicates a trend among customers toward chilled pork and away from frozen pork. Most of the chilled pork we produce is distributed and sold to domestic customers who comprise mainly fresh food distributors and wholesalers, markets and supermarkets located within a 500 km delivery radius of our processing facilities.

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

     PREPARED MEATS. We also produce a line of prepared meats, such as sausages, hams and Chinese cured hams, that includes more than 113 items that are marketed under our "Zhongpin" brand.

OUR FRUIT AND VEGETABLE PRODUCTS.

     We contract with more than 120 farms in Henan Province and nearby areas to produce high quality vegetable varieties and fruits suitable for export purposes. We have contracted with farms close in proximity to our operations to ensure freshness from harvest to processing. The farms are relatively small, ranging in size from 24.7 acres to 123.5 acres (10-50 hectares), with the largest being approximately 1,358.5 acres (550 hectares). We contract to grow more than 20 categories of vegetables and fruit, including asparagus, sweet corn, broccoli, mushrooms, lima beans, strawberries and capsicum. In recent years, we have worked closely with the Henan Academy of Agricultural Sciences in the PRC to improve the yield and quality of crops.

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

MANUFACTURING AND PRODUCTION

     For each of the years ended December 31, 2004, 2005 and 2006 substantially all of our assets, including all of our material assets, were located in the PRC.

     We own and operate two abattoirs, one in Changge City, Henan Province and the other in Yanling, Henan Province, and we lease and operate an additional abattoir in Hailun City, Heilongjiang Province, to carry out the business of slaughtering pigs and the production and sale of chilled and frozen pork products. The abattoirs include six processing plants, with a total of nine production lines. Our current total production capacity for chilled pork and frozen pork is 446 metric tons per day, based on an eight-hour working day, or approximately 160,560 metric tons on an annual basis. We also have production capacity for prepared meats of 40 metric tons per eight-hour day (or approximately 14,400 metric tons on an annual basis) and for fruits and vegetables of 35 metric tons per eight-hour day (or approximately 12,600 metric tons on an annual basis). We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

         We plan to increase our production capacity as follows:

          o On February 23, 2006, we put into production a third fully-dedicated case-ready plant in Zhongpin Industrial Park at which, on a daily eight-working-hour basis, we butcher and process an average of 2,000 pigs (approximately 166 metric tons). We plan to invest approximately $3 million to increase the prepared meat processing capacity at this plant by 10,800 metric tons on an annual basis.

          o We plan to invest approximately $14 million to construct a new production facility in southern Henan Province. This facility is designed with a production capacity for chilled and frozen pork of 200 metric tons per eight-hour working day, or approximately 72,000 metric tons on an annual basis, of which 60% of production capacity is designed for the production of chilled pork and 40% for the production of frozen pork. We plan to put this new plant into operation in the second quarter of fiscal 2007.

          o We plan to invest approximately $13.5 million to construct a new facility in northern Henan Province with a production capacity of 175 metric tons per eight-hour working day, or approximately 63,000 metric tons on an annual basis. Approximately 60% of the production capacity will be designed for the production of chilled pork and approximately 40% will be designed for the production of frozen pork. We plan to put this new plant into operation in the third quarter of fiscal 2007.

     We procure pigs from local pig farms and breeders located in the vicinity of Changge City, Henan Province for our abattoirs located in Henan Province. In addition, we procure pigs from local pig farms and breeders located in the vicinity of Hailun City, Heilongjiang Province for our leased facility in Heilongjiang Province. All the pigs we purchase for slaughtering in our abattoirs must have all the health certificates issued by the relevant authorities in the PRC to ensure that the pigs have been under strict and consistent supervision during the rearing period and are in good health when they are purchased by us. In addition, the pigs slaughtered in our abattoirs are also subject to inspections by our own team of certified veterinarians.

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

     When pigs arrive at the abattoirs, our certified veterinarians, together with the local Animal Husbandry Department inspectors, conduct a physical inspection of the pigs to ascertain whether they are fit for human consumption. Blood and urine samples are obtained from a random sample of pigs which are tested for disease. The pigs are then weighed and are quarantined for approximately 24 hours, during which time only water is provided to the pigs.

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

     A high level of hygiene is maintained at our abattoirs. All staff and visitors who enter the abattoirs must first put on protective clothing and be sterilized with disinfectant. All packaging materials used for meat also must be sterilized.

     At December 31, 2006, a total of 106 employees worked in our quality assurance program, of which 18 were quality control engineers and 88 were staff. The quality control laboratory meets and exceeds all standards set by the authorities and relevant agencies in the PRC.

     STORAGE AND TRANSPORTATION OF PORK PRODUCTS. The pork products from freshly slaughtered pigs at our abattoirs are blast frozen after slaughtering to prevent deterioration of the meat caused by bacteria or chemical changes. Frozen meat is stored in cold storage facilities at a temperature of between-9.4oF (-23oC) and -0.4oF (-18oC) for 24 hours before being transported. Chilled meat is chilled to between 32oF (0oC) and 39.2oF (4oC) before being transported to customers. The chilled and frozen pork is maintained within the requisite temperature ranges during subsequent handling, transportation and distribution to retain freshness and to prevent deterioration of the meat.

SALES, MARKETING AND DISTRIBUTION

     Our key customers are principally supermarkets and large retailers in the PRC. For the years ended December 31, 2004, 2005 and 2006, sales to our five largest customers amounted in the aggregate to approximately $11.1 million, $15.5 million and $28.76 million, respectively, accounting for approximately 26%, 22% and 20%, respectively, of our total revenue. For the years ended December 31, 2004, 2005 and 2006, no customer accounted for 10% or more of our consolidated revenues. No material amount of our business is dependent on government contracts.

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

     We have sales offices and warehouses in 50 cities in the PRC, extending from Henan Province, in which our headquarters is located, to South China, East China, North China and the South midland of the PRC. We plan to further expand our network of sales offices and warehouses in 14 other cities in the PRC by the end of 2007 in order to meet consumer demand.

     We market our pork products through a sales team and a network of agents in 24 provinces, including four cities with special legal status, throughout the PRC. The sales team is responsible for securing orders for our pork products, maintaining and building relationships with existing customers and for securing new customers. Our sales team is also involved in identifying new markets in line with the existing customer base and our geographical expansion plans.

     Our sales teams travel to major cities in the PRC, such as Shanghai, Beijing, Wuhan and Zhengzhou, to market and sell our pork products to wholesale markets and selected retail chains in those cities. We usually transport pork products by refrigerated trucks. Railroads are used for transporting pork products to those cities that are located at a distance from our operations center in Changge City, Henan Province and our leased facility in Hailun City, Heilongjiang Province.

     In addition, our sales teams travel and market pork products, vegetables and fruits to potential customers in Europe, Russia, Hong Kong and selected countries in Asia and South Africa. During the years ended December 31, 2004, 2005 and 2006, we exported approximately 2,588 tons (2,630 metric tons), 4,011 tons (4,076 metric tons) and 5,031 tons (5,111 metric tons), respectively, of pork products, and 846 tons (860 metric tons), 1,102 tons (1,120 metric tons) and 4,653 tons (4,727 metric tons), respectively, of vegetables and fruits.

     The following table sets forth for the three years ended December 31, 2006 the amount and percentage of our revenues derived from our sales of products to customers located in the United States, the PRC and all foreign countries other than the PRC based upon the locations to which our products were shipped.


                                                            YEAR ENDED DECEMBER 31,
                                             2006                  2005                   2004
                                    ---------------------  ---------------------  ----------------------
                                     AMOUNT    PERCENTAGE   AMOUNT    PERCENTAGE   AMOUNT     PERCENTAGE
                                    --------   ----------  -------    ----------  -------     ----------
                                                            (U.S. DOLLARS IN MILLIONS)
The People's Republic of China..    $ 131.59       91.5%   $ 65.91       89.8%    $ 38.72        90.5%
Other foreign countries.........       12.22        8.5       7.49       10.2        4.07         9.5
United States of America........          --         --         --         --          --          --
                                    --------    -------    -------    -------     -------     -------
       Totals...................    $ 143.81      100.0%   $ 73.40      100.0%    $ 42.79       100.0%
                                    ========    =======    =======    =======     =======     =======

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

     The showcase stores are designed to highlight all of our products, as well as to provide customers with a broad view of our strategies and goals. At December 31, 2006, there were 96 showcase stores, most of which were located at "Main & Main" locations in major cities within Henan Province. The showcase stores are owned and operated by independent operators, but share the same design and physical layout, and are managed in accordance with our operating procedures. All employees of these stores are required to undergo our vigorous three-month training program. In addition, we establish the merchandising and pricing policies of these stores. On average, approximately 85% of all revenues generated in these stores are derived from sales of our products.

     NETWORK STORES. In addition to the showcase stores, we sell products through network stores that are owned and operated by independent operators. At December 31, 2006, there were 856 network stores that were generally located in the larger cities in Henan Province and adjoining provinces. We provide the operators of the network stores standardized physical designs and layouts for each store, and the operators of the network stores manage the business following our management guidelines and pricing policies. Each store has the right to use "Zhongpin" logos and brands. On average, approximately 70% of the revenues generated from such stores are derived from the sale of our branded products.

     ZHONGPIN SUPERMARKET COUNTERS. We also have established "Zhongpin" supermarket counters in supermarkets and local markets. At December 31, 2006, there were 1,769 Zhongpin supermarket counters. The counters are exclusive purveyors of our meats and meat products. These counters are owned and operated by the supermarkets and local markets. A majority of the "Zhongpin" counters at supermarkets use our standardized physical design and layout in addition to related rules and guidelines provided by the supermarket partners.

RESEARCH AND DEVELOPMENT

     Research and development continues to be a significant component of our strategy to extend our existing brands and product lines and expand into new branded items and product lines. In 1999, Henan Zhongpin founded Zhongpin Technology Research and Development Center, a food research institute in Changge City, Henan Province. In 2000, Henan Zhongpin established a technology center, which has evolved into the technical research center for the entire meat industry in Henan Province. At December 31, 2006, the research center employed 51 scientists and technicians. The mission of the research center is to develop new processing technologies and food products. In addition, our product development team works with the China Meat Processing Research Center, the premier research institute for meat processing technology in the PRC, and we have jointly established a research center in Beijing. We also work with scientists and researchers from Beijing University, China Agricultural University, the Chinese Academy of Agricultural Science, Henan Agricultural University and other universities to develop production technologies and innovative meat products. At December 31, 2006, we had relationships with 16 scientists and experts who act as our outside technical consultants.

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

     During 2006, we launched over 40 new products that were developed in our technology center and we currently have approximately 156 new products under development. Our expenditures for research and development for the years ended December 31, 2004, 2005 and 2006 were approximately $435,000, $723,000 and
$1,057,000, respectively.

INTELLECTUAL PROPERTY

     We regard brand positioning as the core of our competitive strategy. Since the ultimate aim of our business strategy is to satisfy the customer, gaining a valued position in the minds of customers is of paramount importance. Our branding process seeks to create a unique identity and to properly position our brand platform. We intend to position our "Zhongpin" brand, and to protect our brand identity, in order to create the perception and image of "HEALTH, NUTRITION, FRESHNESS AND QUALITY" in the minds of our customers.

     We have registered our "Zhongpin" trademark in the PRC, Australia, Belgium, France, Germany, Holland, Japan, Luxemburg, Russia, Singapore, South Korea, Spain and the United Kingdom. We have applied, or are in the process of applying, to register this mark in a number of other significant jurisdictions around the world, including the United States, Canada and the Philippines.

     We believe we have the right to use our "Zhongpin" trademark for the product categories for which it is currently used. However, there can be no assurance that any application we make to register such mark, or any other tradename or trademark we may seek to register, will be approved and/or that the right to the use of any such trademarks outside of their respective current areas of usage will not be claimed by others. If trademarks are issued, there can be no assurance as to the extent of the protection that will be granted to us as a result of having such trademarks or that we will be able to afford the expenses of any complex litigation that may be necessary to enforce our trademark rights. Our failure to enforce successfully our trademark rights may have a material adverse impact on our business.

     We also may seek to register our "Zhongpin" trademark, or any other tradenames or trademarks we may develop, in certain jurisdictions as a protective measure against the unauthorized use or registration of such marks by third parties that are not affiliated with our company. For example, while we have not in the past either directly or indirectly through our affiliates or, to our knowledge, indirectly through unaffiliated third-party distributors marketed or sold any of our products in North Korea, and we have no intention or plans to do so in the future, we took steps to register our "Zhongpin" mark in North Korea to protect against the use of such mark by unauthorized third parties. While such application for registration has been withdrawn, we may take similar steps to protect our marks and other intellectual property against unauthorized appropriation in other jurisdictions.

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

     The 10th Five-Year Development Programming of the China Meat Industry, promulgated in 2001, set the following guidelines:

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

EMPLOYEES

     As of December 31, 2006, we employed 2,870 employees, of whom 2,037 were operating personnel, 532 were sales personnel, 67 were research and development personnel and 234 were administrative personnel. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

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

     Live pigs and raw pork are the principal raw materials used in our production. We procure all of our live pigs and some of our raw pork from a number of third-party suppliers. Our third-party suppliers may not continue to be able to supply an adequate number of live pigs and raw pork to satisfy our present and future production needs. The supply of pork is dependent on the output of pig farms, which may be affected by outbreaks of diseases or epidemics. Our current suppliers may not be able to provide live pigs or raw pork of sufficient quality to meet our stringent quality control requirements. Any interruptions to or decline in the amount or quality of our live pigs or raw pork supply could materially disrupt our production and adversely affect our business. In addition to live pigs and raw pork, we also use additives and packaging in our production, which we source from third-party suppliers, and resell a wide variety of fruits and vegetables, which we purchase from third-party farms. Any interruptions to or decline in the amount or quality of our additives or packaging supply, or in the fruits or vegetables we procure, could also disrupt our production or sales and adversely affect our business. We are vulnerable to further increases in the price of raw materials (particularly of live pigs and raw pork) and other operating costs, and we may not be able to entirely offset these increasing costs by increasing the prices of our products, particularly our processed meat products.

     We purchase agricultural products, such as live pigs, raw pork and a wide variety of fruits and vegetables, for use in our production process and for resale. The price of such raw materials is subject to fluctuations that are attributable to a number of factors, such as the price of animal feed, diseases and infections, and weather conditions. For example, during 2004, prices of live pigs rose sharply. According to the Ministry of Agriculture of the PRC, the average selling price of live pigs rose by approximately 35.6% from 2003 to 2004. During 2005 and 2006, however, the average prices of live pigs we purchased decreased by approximately 0.6% and increased by approximately 8%, respectively. If the costs of raw materials or other costs of production and distribution of our products increase further, and we are unable to entirely offset these increases by raising prices of our products, our profit margins and financial condition could be adversely affected.

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

IF THE CHILLED AND FROZEN PORK MARKET IN THE PRC DOES NOT GROW AS WE EXPECT, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

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

OUR ABILITY TO EXPORT MAY BE RESTRICTED IF WE CANNOT MAINTAIN CURRENT LICENSES OR OBTAIN ADDITIONAL LICENSES IN OTHER COUNTRIES AND REGIONS.

     For the three years ended December 31, 2004, 2005 and 2006, revenue attributable to our export business as a percentage of our total revenue was approximately 9.5%, 10.2% and 8.5%, respectively. We must maintain certain licenses from applicable foreign governments in order to continue to export to those jurisdictions. In addition, we must apply for licenses from applicable foreign governments should we desire to export our products to countries with which we currently do not have business relations. We cannot assure you that we can maintain our current licenses for export or obtain licenses to export to countries with which we do not currently have business relations. The loss of any licenses or the inability to obtain new licenses to export may adversely affect the aggregate amount of our export sales and the profitability of our business.

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

OUR GROWTH STRATEGY MAY PROVE TO BE DISRUPTIVE AND DIVERT MANAGEMENT RESOURCES, WHICH COULD ADVERSELY AFFECT OUR EXISTING BUSINESSES.

     In November 2006, we leased a production facility located in Hailun City, Heilongjiang Province in the PRC. Our growth strategy includes the expansion of our manufacturing operations to include new production plants located within Henan Province. In addition, we intend to expand our network of sales offices and warehouses to additional cities in the PRC and may include acquisitions of additional products, manufacturing or production capabilities or sources of supply. The implementation of such strategy may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly-hired employees, assumption of unknown liabilities and potential disputes. We also could experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware.

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

     In addition to our sales to wholesale customers, we sell our products through showcase stores, network stores and supermarket brand counters. All of these retail-based stores exclusively sell our pork products and display the Zhongpin logo on the fascia of the stores. For the years ended December 31, 2004, 2005 and 2006, these retail outlets accounted for approximately 47.0%, 48.0% and 45.0%, respectively, of our total revenue. If the sales performance of our retail-based stores deteriorates, this could adversely affect the financial results of the company. In addition, any sanitation, hygiene or food quality problems that might arise from the retail-based stores could adversely affect our brand image and lead to a loss of sales. We do not own or franchise any of the retail-based stores.

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

THE LOSS OF ANY OF OUR SIGNIFICANT CUSTOMERS COULD REDUCE OUR REVENUES AND OUR PROFITABILITY.

     Our key customers are principally supermarkets and large retailers in the PRC. For the years ended December 31, 2004, 2005 and 2006, sales to our five largest customers amounted in the aggregate to approximately $11.1 million, $15.5 million and $28.76 million, respectively, accounting for approximately 26%, 22% and 20%, respectively, of our total revenue. We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

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

OUR CONTROLLING SHAREHOLDER HAS SIGNIFICANT INFLUENCE OVER OUR MANAGEMENT AND AFFAIRS AND COULD EXERCISE THIS INFLUENCE AGAINST YOUR BEST INTERESTS.

     At March 15, 2007, Mr. Xianfu Zhu, our controlling shareholder, beneficially owned approximately 46.3% of our outstanding shares of common stock (33.5% including shares of common stock issuable upon conversion of our outstanding shares of Series A convertible preferred stock), and our other executive officers and directors collectively beneficially owned an additional 10.2% of our outstanding shares of common stock (7.4% including shares of common stock issuable upon conversion of our outstanding shares of Series A convertible preferred stock). As a result, pursuant to our By-laws and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our Company, including, but not limited to, any shareholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our By-laws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

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

     Prior to our acquisition of Falcon Link on January 30, 2006, we engaged in businesses unrelated to our current operations, which businesses were managed by officers and directors who are no longer employed by or affiliated with our company. In January 2004, we filed with the Securities and Exchange Commission a registration statement on Form SB-2 to register the resale of up to 85,028 shares of common stock that were beneficially owned by Richard Armstrong, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer at that time, and certain other stockholders of our company, including certain members of Mr. Armstrong's immediate family. Such registration statement became effective under the Securities Act on October 21, 2004. In addition, since October 2004 we have been obligated to file with the Commission periodic reports under the Exchange Act.

     During the preparation of this prospectus, certain information has come to our attention that indicates there may have been from time to time certain material misstatements or omissions in our registration statement on Form SB-2 or in the reports we filed under the Exchange Act. In addition, we may have failed to timely file certain reports under the Exchange Act or amendments or supplements to our reports previously filed under the Exchange Act. Such information includes the following:

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

     An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations and turnover. Recently, there has been an outbreak of streptococcus suis in pigs, principally in Sichuan Province, PRC, with a large number of cases of human infection following contact with diseased pigs. Our procurement and production facilities are located in Henan Province, PRC and were not affected by the streptococcus suis infection. However, there can be no assurance that our facilities or products will not be affected by an outbreak of this disease or similar ones in the future, or that the market for pork products in the PRC will not decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.

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

     We regard brand positioning as the core of our competitive strategy, and intend to position our "Zhongpin" brand to create the perception and image of "health, nutrition, freshness and quality" in the minds of our customers. There have been frequent occurrences of counterfeiting and imitation of products in the PRC in the past. We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could impact negatively upon our corporate and brand image, particularly if the counterfeit or imitation products cause sickness, injury or death to consumers. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues or an increase in our administrative expenses in respect of detection or prosecution.

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

FURTHER MOVEMENTS IN EXCHANGE RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     At present, almost all of our domestic sales are denominated in Renminbi and our export sales are denominated primarily in U.S. dollars. In addition, we incur a portion of our cost of sales in Euros, U.S. dollars and Japanese yen in the course of our purchase of imported production equipment and raw materials. Since 1994, the conversion of the Renminbi into foreign currencies has been based on rates set by the People's Bank of China, and the exchange rate for the conversion of the Renminbi to U.S. dollars had generally been stable. However, starting from July 21, 2005, the PRC government moved the Renminbi to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. As a result, the Renminbi is no longer directly pegged to the U.S. dollar. On March 15, 2007, the exchange rate of the U.S. dollar against the Renminbi was RMB 7.742 per U.S. dollar. The exchange rate may become volatile, the Renminbi may be revalued further against the U.S. dollar or other currencies or the Renminbi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY AFFECT THE ABILITY OF OUR COMPANY TO OBTAIN WORKING CAPITAL FROM OUR SUBSIDIARIES LOCATED IN THE PRC AND THE VALUE OF YOUR INVESTMENT.

     The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of the PRC. We receive substantially all of our revenues in Renminbi. Under our current structure, our income is primarily derived from payments from Henan Zhongpin. Shortages in the availability of foreign currency may restrict the ability of Henan Zhongpin to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

HENAN ZHONGPIN IS SUBJECT TO RESTRICTIONS ON MAKING PAYMENTS TO US, WHICH COULD ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO PAY DIVIDENDS ON OUR CAPITAL STOCK.

     We are a holding company incorporated in the State of Delaware and do not have any assets or conduct any business operations other than our investment in our operating subsidiary in the PRC, Henan Zhongpin. As a result of our holding company structure, we will rely entirely on contractual payments or dividends from Henan Zhongpin for our cash flow to fund our corporate overhead and regulatory obligations. The PRC government imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC. As a result, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Further, as Henan Zhongpin has in the past, and Henan Zhongpin and our other subsidiaries in the PRC may in the future, incur debt on its or their own, the instruments governing such debt may restrict such subsidiary's ability to make contractual or dividend payments to any parent corporation or other affiliated entity. If we are unable to receive all of the funds we require for our operations through contractual or dividend arrangements with our PRC subsidiaries, we may not have sufficient cash flow to fund our corporate overhead and regulatory obligations in the United States and may be unable to pay dividends on our shares of capital stock.

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

     Our operations are conducted and our assets are located within the PRC. In addition, all of our Directors and our senior management personnel reside in the PRC, where substantially all of their assets are located. You may experience difficulties in effecting service of process upon us, our Directors or our senior management as it may not be possible to effect such service of process outside the PRC. In addition, our PRC counsel, DeHeng Law Office, has advised us that the PRC does not have treaties with the United States and many other countries providing for reciprocal recognition and enforcement of court judgments. Therefore, recognition and enforcement in the PRC of judgments of a court in the United States or certain other jurisdictions may be difficult or impossible.

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

     We cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the Nasdaq Global Market or other exchanges. Our common stock has historically been sporadically or "thinly-traded" on the "Over-the-Counter Bulletin Board," meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of our common stock in either direction. The price for our shares could, for example, decline precipitously in the event a large number of shares of our common stock is sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained.

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

FUTURE SALES OF SHARES OF OUR COMMON STOCK MAY DECREASE THE PRICE FOR SUCH
SHARES.

     On January 30, 2007, the 11,250,005 shares of our common stock issued to the former stockholders of Falcon Link in our acquisition of that company on January 30, 2006, became eligible for resale by such stockholders on the open market, subject to the volume limitations and other restrictions of Rule 144. On January 31, 2007, 6,900,000 shares of our common stock issuable upon conversion of the 6,900,000 shares of our Series A convertible preferred stock also became eligible for resale on the open market, subject to the volume limitations and other restrictions of Rule 144. In addition on February 2, 2007, the Securities and Exchange Commission declared effective our registration statement on Form S-1 registering the resale from time to time in the open market of 1,500,005 shares of our common stock, including 1,001,408 shares of our common stock issuable upon conversion of our Series A convertible preferred stock. Actual sales of such shares, or the prospect of sales of such shares by the holders of such shares, may have a negative effect on the market price of the shares of our common stock. We may also register for resale additional outstanding shares of our common stock, additional shares that are issuable upon conversion of outstanding shares of our Series A convertible preferred stock or shares that are issuable upon exercise of outstanding warrants or reserved for issuance under our stock option plan. Once such shares are registered, they can be freely sold in the public market. If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.


ITEM 2. - PROPERTIES

PROPERTIES

         The following table sets forth certain information relating to our corporate offices and other facilities.


                                      APPROXIMATE     OWNERSHIP
           LOCATION                   SQUARE FEET       STATUS              PRINCIPAL USES
           --------                   -----------     ---------             --------------
21 Changshe Road                         23,328         Owned        Corporate headquarters
Changge City, Henan Province

21 Changshe Road                        258,120         Owned        Meat products processing plant
Changge City, Henan Province

South Part, Changxin Road               776,520         Owned        Meat, fruit and vegetable products
Changge City, Henan Province                                             processing plant

21 Changshe Road                        118,800         Owned        Logistic center and warehouse
Changge City, Henan Province

South of National Road 311              161,740         Owned        Meat products processing plant
Yanling, Henan Province

No. 8 North Ring Road                    65,870       Leased(1)      Meat products processing plant
Hailun City, Heilongjiang Province


-----------

(1) This facility is leased pursuant to a three-year lease that expires in November 2009 and provides for aggregate rental payments of 1,900,000 RMB ($251,116.75) for the first year and 2,100,000 RMB ($266,497.46) per year for the second and third years of the lease term.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.

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

     The following table contains information about the range of high and low bid prices for our common stock for each full quarterly period during the two-year period ended December 31, 2006, based upon reports of transactions on the OTC Bulletin Board.

                                                              HIGH        LOW
     FISCAL 2005                                              ----        ---
     -----------
        First  Quarter (commencing  January 12).........   $   3.54    $   3.54
        Second Quarter..................................      18.03       18.03
        Third Quarter...................................     123.72       18.03
        Fourth Quarter..................................      53.02       36.06

     FISCAL 2006
     -----------
        First  Quarter..................................   $  54.79    $   5.11
        Second Quarter..................................       8.00        5.00
        Third Quarter...................................      10.00        8.00
        Fourth Quarter..................................       8.50        7.50

     The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places. In addition, such prices have been adjusted to give effect to the one-for-35.349 reverse stock split of all issued and outstanding shares of our common stock, which became effective on February 16, 2006. As of March 15, 2007, there were approximately 40 holders of record of our common stock. On March 15, 2007, the closing bid price of our common stock as reported by the OTC Bulletin Board was $8.25 per share.

     While cash dividends were paid in 2003 and 2002 by Henan Zhongpin, which is a deemed predecessor to our company and our subsidiary in the PRC, we have never paid or declared any dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future. As a result of our holding company structure, we would rely entirely on contractual or dividend payments from Henan Zhongpin for our cash flow to pay dividends on our common stock. The PRC government imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC, which also may affect our ability to pay cash dividends in the future. See Note 1 to our audited consolidated financial statements.

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

     As of January 30, 2007, no awards had been granted under the 2006 Plan. Options granted in the future under the 2006 Plan are within the discretion of our board of directors. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans.

                                                                                        (C)
                                                                                     NUMBER OF
                                                                                    SECURITIES
                                                                                     REMAINING
                                                                                     AVAILABLE
                                                (A)                                 FOR FUTURE
                                             NUMBER OF             (B)            ISSUANCE UNDER
                                          SECURITIES TO BE      WEIGHTED-             EQUITY
                                            ISSUED UPON          AVERAGE           COMPENSATION
                                            EXERCISE OF      EXERCISE PRICE      PLANS (EXCLUDING
                                            OUTSTANDING      OF OUTSTANDING    SECURITIES REFLECTED
               PLAN CATEGORY                  OPTIONS            OPTIONS          IN COLUMN (A))
               -------------              ----------------   --------------    --------------------
 Equity compensation plans approved
   by security holders                           0                 N/A               1,800,000

 Equity compensation plans not                                     N/A
   approved by security holders                  0                                           0
                                                 -                                   ---------

                               Total             0                 N/A               1,800,000
                                                 =                                   =========


ITEM 6. - SELECTED FINANCIAL DATA

     The following selected consolidated income statement data for the three years ended December 31, 2004, 2005 and 2006 and the selected consolidated balance sheet data as of December 31, 2005 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this Report. These consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Report. Our selected consolidated income statement data for the year ended December 31, 2002 and 2003 and our selected consolidated balance sheet data as of December 31, 2002, 2003 and 2004 have been derived from the audited financial statements of Henan Zhongpin, our deemed predecessor, which are not included in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.


                                                               FISCAL YEARS ENDED DECEMBER 31,
                                                 2006          2005        2004         2003          2002
                                                 ----          ----        ----         ----          ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SELECTED INCOME STATEMENT DATA:
   Net Sales................................    $ 143,812    $ 73,400    $ 42,787     $ 29,593      $ 24,191
   Gross Profit.............................       20,616      12,179       6,117        3,449         2,773
   Income From Operations...................        5,788       7,484       3,058        1,736         1,403
   Net Income...............................        6,359       5,914       2,768        1,536         1,053
   Net Income per Common Share:
      Basic.................................         0.35        0.32        0.15         0.08          0.06
      Diluted...............................         0.31        0.27        0.13         0.07          0.05
   Cash Dividends...........................            -           -           -           56            58

SELECTED BALANCE SHEET DATA:
   Property, Plant, Equipment...............      $32,597    $ 10,213    $ 10,072     $  5,805      $  4,794
   Total Assets.............................      102,222      53,254      32,167       27,528        18,180
   Long-Term Debt (Less Current
     Maturities)............................
                                                    1,912       2,264       4,329        7,638         5,534
   Stockholders' Equity.....................       52,697      14,516       8,183        5,414         3,934



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

         During the period from our formation on February 4, 2003 to March 30, 2005, we were in an unrelated business that was discontinued on March 30, 2005. From March 30, 2005 to January 30, 2006, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities. On January 30, 2006, in exchange for a controlling interest in our publicly-held "shell" corporation, we acquired all of the issued and outstanding capital stock of Falcon Link. This transaction is commonly referred to as a "reverse acquisition." For financial reporting purposes, Falcon Link was considered the acquirer in such transaction. As a result, our historical financial statements for all periods prior to January 30, 2006 included in this Report are those of Falcon Link.

OVERVIEW

     We are principally engaged in the meat and food processing and distribution business in the PRC. Currently, we have six processing plants located in Henan and Heilongjiang Provinces in the PRC, with a total of nine production lines. Our current total production capacity for chilled pork and frozen pork is 446 metric tons per day, based on an 8-hour working day, or approximately 160,560 metric tons on an annual basis. We also have production capacity for prepared meats of 40 metric tons per 8-hour day (or approximately 14,400 metric tons on an annual basis) and for fruits and vegetables of 35 metric tons per 8-hour day (or approximately 12,600 metric tons on an annual basis). We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

     On June 7, 2006, our subsidiary, Henan Zhongpin, formed a wholly-owned subsidiary, Zhumadian Zhongpin Food Limited, through which we plan to invest approximately $14 million to construct a new production facility in southern Henan Province that will be designed with a production capacity for chilled or frozen pork of 200 metric tons per 8-hour working day, or approximately 72,000 metric tons on an annual basis. We plan to put this new plant into production in the second quarter of fiscal 2007.

     On August 21, 2006, a new wholly-owned subsidiary, Anyang Zhongpin Food Company Limited was formed by Henan Zhongpin. Through this subsidiary, we plan to invest approximately $13.5 million to construct a new facility in northern Henan Province with a production capacity of 175 metric tons per 8-hour working day, or approximately 63,000 metric tons on an annual basis. Approximately 60% of the production capacity will be designed for the production of chilled pork and approximately 40% will be designed for the production of frozen pork. We plan to put the new plant into operation in the third quarter of fiscal 2007.

     We also plan to expand the production capacity for prepared meat products inside Zhongpin Industry Park, which is located in Changge City, Henan Province, by investing approximately $3.0 million to construct an additional facility at this location with additional production capacity of 30 metric tons per 8-hour working day, or approximately 10,800 metric tons on an annual basis. We expect to put this new facility into operation in the second quarter of fiscal 2007.

     Our products are sold under the "Zhongpin" brand name. Our customers include over 16 international or domestic fast food companies in the PRC, over 36 export-registered processing factories and over 1,531 school cafeterias, factory canteens, army posts and national departments. We also sell directly to over 2,721 retail outlets, including supermarkets, within the PRC.

     Since 2001, we have been one of the "leading agricultural industrial enterprises" in the PRC. During the past five years, we achieved a compound annual growth rate of 56% in terms of revenues and 57% in terms of net profits. We have established distribution networks in more than 24 provinces, including four cities with special legal status, in the North, East, South and South Midland of the PRC, and also have formed strategic partnerships with leading supermarket chains and the catering industry in the PRC. In addition, we export products to the European Union, Southeast Asia, Russia and South Africa.


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

     ACCOUNTS RECEIVABLE. We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an allowance for doubtful accounts equivalent to those accounts that are not collected within one year plus 5% of receivables less than one year old. During fiscal 2006, we were successful in collecting $0.70 million, or approximately 93%, of doubtful accounts that were outstanding at December 31, 2005 for longer than one year. It is management's belief that the current bad debt allowance adequately reflects an appropriate estimate based on management's judgment.

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

RESULTS OF OPERATIONS

     In fiscal 2007, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last four years. As discussed above, in February 2006, we completed the construction of a new, fresh-chilled meat processing facility in the Zhongpin Industrial Park II, in November 2006, we added an additional processing plant by leasing a meat processing plant in Heilongjiang Province and we are currently constructing additional processing facilities in Henan Province. We also are expanding our capability in temperature-controlled, physical logistic systems. On January 31, 2006, we received gross proceeds of $27.6 million from the sale of our Series A convertible preferred stock and warrants. We expect to continue to expand our capital base, to scale up operations and to develop new markets, streamline our supply chain management, continue the development of our information technology systems, invest in training and human resources development and accelerate revenue and profit growth.

     In fiscal 2007, we expect the results of the pork and pork products segment of our business to remain strong. While supply is expected to be ample, live hog prices are expected to increase. We anticipate that our gross profit margin will decrease slightly during the remainder of fiscal 2007 due to the increase in the prices of raw materials. We anticipate strong demand for pork throughout the remainder of fiscal 2007. We also expect to increase our market share in the meat and meat products segment in our target markets in fiscal 2007.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

     REVENUE. Total revenue increased from $73.40 million for the year ended December 31, 2005 to $143.81 million for the year ended December 31, 2006, which represented an increase of $70.41 million, or approximately 96%. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from the effects of the continued increase in the amount of branded stores sales and increased sales through food service distributors. During the year ended December 31, 2006, 621 new showcase stores, "branded" retail stores and supermarket counters were opened and we expanded our marketing and sales efforts to include 31 additional second-tier cities and 84 additional third-tier cities domestically.

     During the year ended December 31, 2006, revenues from sales to branded stores increased to $64.7 million, which represented an increase of $29.5 million, or approximately 84%, as compared to the year ended December 31, 2005. During the year ended December 31, 2006, revenues from sales to food service distributors increased to $28.5 million, which represented an increase of $16.2 million, or approximately 131%, as compared to the year ended December 31, 2005. During the year ended December 31, 2006, revenues from sales to restaurants and non-commercial customers increased to $38.4 million, which represented an increase of $20.1 million, or approximately 109%, as compared to the year ended December 31, 2005. During the year ended December 31, 2006, revenues from export sales increased to $12.2 million, which represented an increase of $4.7 million, or approximately 63%, as compared to the year ended December 31, 2005. Within these four distribution channels, the percentage of growth was highest for food service distributors. As a percentage of total sales revenue, sales to food service distributors has grown from 17% for the year ended December 31, 2005 to 20% for the year ended December 31, 2006, and sales through branded stores and super markets has decreased from 48% for the year ended December 31, 2005 to 45% for the year ended December 31, 2006.

     COST OF SALES. Cost of sales increased from $61.22 million for the year ended December 31, 2005 to $123.20 million for the year ended December 31, 2006, which represented an increase of $61.98 million, or approximately 101%. The increase in cost of sales was primarily due to the corresponding increase in revenues. The gross profit margin (gross profit divided by total sales revenue) decreased from 16.59% for the year ended December 31, 2005 to 14.34% for the year ended December 31, 2006. The decrease of gross profit margin was primarily due to an increase in average live hog prices for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $2.40 million for the year ended December 31, 2005 to $2.99 million for the year ended December 31, 2006, which represented an increase of $0.59 million, or approximately 25%. During fiscal 2006, we collected $1.34 million of outstanding accounts receivable for which bad debt allowance had been provided during fiscal 2005. Such collections reduced our general and administrative expenses by $1.34 million in fiscal 2006. As a percentage of revenues, general and administrative expenses decreased from 3.26% for the year ended December 31, 2005 to 2.08% for the year ended December 31, 2006. The increase in general and administrative expenses primarily resulted from the additional expenses we are incurring as a publicly-traded company that is reporting under the U.S. federal securities laws. During the year ended December 31, 2006, we incurred approximately $1.22 million in legal fees, accounting fees, advisory fees and consulting fees relating to such matters and in preparing to become compliant in a timely manner with our obligations under the Sarbanes-Oxley Act of 2002.

     PENALTY EXPENSE. During the year ended December 31, 2006, we incurred a non-recurring expense in the aggregate amount of $8.35 million as a result of payments we made in December 2006 to the holders of our Series A convertible preferred stock and related stock purchase warrants because of our failure to register in a timely manner for resale under the Securities Act of 1933, as amended, the shares of our common stock issuable upon the conversion or exercise of such securities. Such payments included cash payments in the aggregate amount of $1.04 million and our issuance of an aggregate of 379,743 shares of our common stock valued at $2.85 million, and warrants to purchase 884,799 shares of our common stock valued at $4.46 million. We do not anticipate any additional expense of this nature in fiscal 2007.

     OPERATING EXPENSES. Operating expenses increased from $2.30 million for the year ended December 31, 2005 to $3.49 million for the year ended December 31, 2006, which represented an increase of $1.19 million, or approximately 52%. As a percentage of revenue, operating expenses decreased from 3.13% for the year ended December 31, 2005 to 2.42% for the year ended December 31, 2006. The decrease in operating expenses as a percentage of revenue was the result of our increased total sales and operating scale. The increase in the net amount of operating expenses was primarily the result of additional transportation expenses of $0.93 million.

     INTEREST EXPENSE. Interest expense decreased from $1.80 million for the year ended December 31, 2005 to $1.56 million for the year ended December 31, 2006, which represented a decrease of $0.24 million, or approximately 13%. The decrease in interest expense was primarily a result of our having adequate cash flow from the equity private placement we consummated in the first quarter of 2006, which enabled us to repay and reduce our higher-interest-bearing bank loans. During the year ended December 31, 2006, our weighted average outstanding bank debt decreased by approximately $1.47 million, from $22.00 million for the year ended December 31, 2005 to $20.53 million for the year ended December 31, 2006. Our weighted average borrowing rate decreased from 7.99% for the year ended December 31, 2005 to 5.83% for the year ended December 31, 2006.

     INTEREST INCOME, ALLOWANCE INCOME, OTHER INCOME AND EXCHANGE GAIN (LOSS). Interest income, allowances income, other income and exchange gain (loss) increased from $0.66 million for the year ended December 31, 2005 to $2.71 million for the year ended December 31, 2006, which represented an increase of $2.05 million, or approximately 311%. This increase was primarily the result of an increase of $2.28 million in allowance income. The cash grant we received from the Chinese central government for our participation in research and development programs and training programs was recharacterized from a long-term liability to allowance income when the production line was completed and placed into operation during fiscal 2006.

     INCOME TAXES. The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.22 million in the provision for income taxes for the year ended December 31, 2006 over the year ended December 31, 2005 resulted from an increase of $0.67 million in our pre-tax net income from the sale of prepared products in fiscal 2006.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

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

     COST OF SALES. Cost of sales increased by $24.55 million, or approximately 67%, for the year ended December 31, 2005, from $36.67 million in fiscal 2004 to $61.22 million in fiscal 2005. As a percentage of revenue, total cost of sales decreased from approximately 86% in fiscal 2004 to approximately 83% in fiscal 2005. The decrease in our cost of sales as a percentage of revenue was primarily due to a lower rate of increase in raw material costs in fiscal 2005 (an increase of approximately 4%) as compared to the rate of increase in the prices of our products in fiscal 2005 (an increase of approximately 7%).

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.19 million, or approximately 98%, in the year ended December 31, 2005, from $1.21 million in fiscal 2004 to $2.40 million in fiscal 2005. As a percentage of revenues, general and administrative expenses increased from 2.84% in fiscal 2004 to 3.26% in fiscal 2005. During fiscal 2005, our bad debt allowance increased by $0.73 million due to a slowdown in collections of old accounts receivable. In addition, we incurred expenses of $0.46 million in fiscal 2005 relating to the private placement of our equity securities that we completed in January 2006.

     INTEREST EXPENSE. Interest expense increased by $0.59 million, or approximately 49%, in the year ended December 31, 2005, from $1.21 million in fiscal 2004 to $1.80 million in fiscal 2005, primarily due to an increase of approximately 31% in our average indebtedness. During fiscal 2005, we increased our average indebtedness by approximately $5.84 million to meet our increasing working capital requirements resulting from our significant growth in revenue. Our weighted average annual borrowing rate increased from 7.23% in fiscal 2004 to 7.99% in fiscal 2005. We have been able to secure debt financing with lower interest costs, and at September 30, 2006, our weighted average annual borrowing rate had been reduced to 6.16%.

     INTEREST INCOME, ALLOWANCE INCOME, OTHER INCOME AND EXCHANGE GAIN (LOSS). Interest income, allowances income, other income and exchange gain (loss) decreased by $0.36 million, or approximately 35%, in the year ended December 31, 2005, from $1.02 million in fiscal 2004 to $0.66 million in fiscal 2005, primarily due to a decrease of allowance income. During fiscal 2004, we received central or local government grants in the aggregate amount of $0.93 million for our participation in research and development programs targeted by the government.

     INCOME TAXES. The increase of $0.27 million in the provision for income taxes in fiscal 2005 over the prior fiscal year resulted from an increase of $0.82 million in our pre-tax income from the sale of prepared products in fiscal 2005.

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

     The following tables set forth our revenues, sales in metric tons, operating income and production processed in metric tons by segment for the fiscal years ended December 31, 2006, 2005 and 2004 and the percentage increases for each segment between fiscal periods.

                                                   SALES BY SEGMENT
                                              (U.S. DOLLARS IN MILLIONS)
                                    YEAR ENDED
                                    DECEMBER 31,                     PERCENTAGE
                                 -------------------    NET CHANGE     CHANGE
                                  2006        2005       2006/2005    2006/2005
                                 -------     -------    ----------   ----------
Pork and Pork Products
  Chilled pork ..............   $   71.76   $  31.50     $  40.26        128%
  Frozen pork ...............       50.88      33.03        17.85         54%
  Prepared pork products ....       15.44       6.93         8.51        123%
Vegetables and Fruits .......        5.73       1.94         3.79        195%
                                ---------   --------     --------
Total .......................   $  143.81   $  73.40     $  70.41         96%
                                =========   ========     ========



                                                 SALES BY SEGMENT
                                                 (IN METRIC TONS)
                                    YEAR ENDED
                                    DECEMBER 31,                     PERCENTAGE
                                 -------------------    NET CHANGE     CHANGE
                                  2006        2005       2006/2005    2006/2005
                                 -------     -------    ----------   ----------
Pork and Pork Products
  Chilled pork ..............      59,284     27,546       31,738        115%
  Frozen pork ...............      43,785     30,011       13,774         46%
  Prepared pork products ....       9,838      4,747        5,091        107%
Vegetables and Fruits .......       9,504      2,681        6,823        254%
                                ---------   --------     --------
           Total ............     122,411     64,985       57,426         88%
                                =========   ========     ========

                                             OPERATING INCOME BY SEGMENT
                                              (U.S. DOLLARS IN MILLIONS)

                                  YEAR ENDED                   OPERATING MARGIN
                                  DECEMBER 31,       NET         YEAR ENDED
                               -----------------   CHANGE        DECEMBER 31,
                                2006      2005    2006/2005     2006      2005
                               -------   -------  ----------   ------    ------
Pork and Pork Products
  Chilled pork ..............  $  2.65   $  3.31    $ (0.66)    3.69%   10.51%
  Frozen pork ...............     1.52      3.34      (1.82)    2.99%   10.11%
  Prepared pork products ....     1.26      0.60       0.66     8.16%    8.66%
Vegetables and Fruits .......     0.36      0.23       0.13     6.28%   11.86%
                               -------   -------    -------     ----
           Total ............  $  5.79   $  7.48    $ (1.69)    4.03%   10.19%
                               =======   =======    =======     ====

                                              PRODUCTION BY SEGMENT
                                                 (IN METRIC TONS)
                                    YEAR ENDED
                                    DECEMBER 31,                     PERCENTAGE
                                 -------------------    NET CHANGE     CHANGE
                                  2006        2005       2006/2005    2006/2005
                                 -------     -------    ----------   ----------
Pork and Pork Products
  Chilled pork ..............      59,288     27,599       31,689        115%
  Frozen pork ...............      47,219     29,793       17,426         58%
  Prepared pork products ....       9,971      4,763        5,208        109%
Vegetables and Fruits .......       9,342      2,713        6,629        244%
                                ---------   --------     --------
           Total ............     125,820     64,868       60,952         94%
                                =========   ========     ========


                                                  SALES BY SEGMENT
                                             (U.S. DOLLARS IN MILLIONS)
                                    YEAR ENDED
                                    DECEMBER 31,                     PERCENTAGE
                                 -------------------    NET CHANGE     CHANGE
                                  2005        2004       2005/2004    2005/2004
                                 -------     -------    ----------   ----------
Pork and Pork Products
  Chilled pork ..............   $   31.50   $  16.98     $  14.52         86%
  Frozen pork ...............       33.03      22.28        10.75         48%
  Prepared pork products ....        6.93       2.54         4.39        173%
Vegetables and Fruits .......        1.94       0.99         0.95         96%
                                ---------   --------     --------
           Total ............   $   73.40   $  42.79     $  30.61         72%
                                =========   ========     ========


                                                 SALES BY SEGMENT
                                                 (IN METRIC TONS)
                                    YEAR ENDED
                                    DECEMBER 31,                     PERCENTAGE
                                 -------------------    NET CHANGE     CHANGE
                                  2005        2004       2005/2004    2005/2004
                                 -------     -------    ----------   ----------
Pork and Pork Products
  Chilled pork ..............      27,546     16,046       11,500         72%
  Frozen pork ...............      30,011     21,116        8,895         42%
  Prepared pork products ....       4,747      1,751        2,996        171%
Vegetables and Fruits .......       2,681      1,525        1,156         76%
                                ---------   --------     --------
           Total ............      64,985     40,438       24,547         61%
                                =========   ========     ========

                                            OPERATING INCOME BY SEGMENT
                                             (U.S. DOLLARS IN MILLIONS)
                                  YEAR ENDED                   OPERATING MARGIN
                                  DECEMBER 31,       NET         YEAR ENDED
                               -----------------   CHANGE        DECEMBER 31,
                                2005      2004    2005/2004     2005      2004
                               -------   -------  ----------   ------    ------
Pork and Pork Products
  Chilled pork ..............   $  3.31   $  1.23    $  2.08     10.51%   7.24%
  Frozen pork ...............      3.34      1.58       1.76     10.11%   7.09%
  Prepared pork products ....      0.60      0.21       0.39      8.66%   8.27%
Vegetables and Fruits .......      0.23      0.04       0.19     11.86%   4.04%
                                -------   -------    -------
           Total ............   $  7.48   $  3.06    $  4.42     10.19%   7.15%
                                =======   =======    =======


                                              PRODUCTION BY SEGMENT
                                                (IN METRIC TONS)
                                    YEAR ENDED
                                    DECEMBER 31,                     PERCENTAGE
                                 -------------------    NET CHANGE     CHANGE
                                  2005        2004       2005/2004    2005/2004
                                 -------     -------    ----------   ----------
Pork and Pork Products
  Chilled pork ..............      27,599     16,114       11,485         71%
  Frozen pork ...............      29,793     21,022        8,771         42%
  Prepared pork products ....       4,763      1,780        2,983        168%
Vegetables and Fruits .......       2,713      1,610        1,103         68%
                                ---------   --------     --------
           Total ............      64,868     40,526       24,342         60%
                                =========   ========     ========


                                                  SALES BY SEGMENT
                                             (U.S. DOLLARS IN MILLIONS)
                                    YEAR ENDED
                                    DECEMBER 31,                     PERCENTAGE
                                 -------------------    NET CHANGE     CHANGE
                                  2004        2003       2004/2003    2004/2003
                                 -------     -------    ----------   ----------
Pork and Pork Products
  Chilled pork ..............   $   16.98   $  11.41     $   5.57         49%
  Frozen pork ...............       22.28      16.80         5.48         33%
  Prepared pork products ....        2.54       0.78         1.76        226%
Vegetables and Fruits .......        0.99       0.60         0.39         65%
                                ---------   --------     --------
           Total ............   $   42.79   $  29.59     $  13.20         45%
                                =========   ========     ========

                                               SALES BY SEGMENT
                                               (IN METRIC TONS)
                                    YEAR ENDED
                                    DECEMBER 31,                     PERCENTAGE
                                 -------------------    NET CHANGE     CHANGE
                                  2004        2003       2004/2003    2004/2003
                                 -------     -------    ----------   ----------
Pork and Pork Products
  Chilled pork ..............      16,046     10,597        5,449         51%
  Frozen pork ...............      21,116     15,616        5,500         35%
  Prepared pork products ....       1,751        601        1,150        191%
Vegetables and Fruits .......       1,525        941          584         62%
                                  -------    -------      -------
           Total ............      40,438     27,755       12,683         46%
                                  =======    =======      =======


                                          OPERATING INCOME BY SEGMENT
                                           (U.S. DOLLARS IN MILLIONS)
                                  YEAR ENDED                   OPERATING MARGIN
                                  DECEMBER 31,       NET         YEAR ENDED
                               -----------------   CHANGE        DECEMBER 31,
                                2004      2003    2004/2003     2004      2003
                               -------   -------  ----------   ------    ------
Pork and Pork Products
  Chilled pork ..............   $  1.23   $  0.71    $  0.52      7.24%   6.22%
  Frozen pork ...............      1.58      0.92       0.66      7.09%   5.48%
  Prepared pork products ....      0.21      0.05       0.16      8.27%   6.41%
Vegetables and Fruits .......      0.04      0.03       0.01      4.04%   5.00%
                                -------   -------    -------
           Total ............   $  3.06   $  1.71    $  1.35      7.15%   5.78%
                                =======   =======    =======


                                            PRODUCTION BY SEGMENT
                                              (IN METRIC TONS)
                                    YEAR ENDED             SALES
                                    DECEMBER 31,            NET      PERCENTAGE
                                 -------------------      CHANGE       CHANGE
                                  2004        2003       2004/2003    2004/2003
                                 -------     -------    ----------   ----------
Pork and Pork Products
  Chilled pork ..............      16,114     10,607        5,507         52%
  Frozen pork ...............      21,022     15,687        5,335         34%
  Prepared pork products ....       1,780        613        1,167        190%
Vegetables and Fruits .......       1,610      1,207          403         33%
                                ---------   --------     --------
           Total ............      40,526     28,114       12,412         44%
                                =========   ========     ========

ADDITIONAL OPERATING DATA

     In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

     The following table sets forth our revenues by sales channel for the three years ended December 31, 2004, 2005 and 2006.

                                            SALES BY DISTRIBUTION CHANNEL
                                              (U.S. DOLLARS IN MILLIONS)
                                                YEAR ENDED DECEMBER 31,
        DISTRIBUTION           -----------------------------------------------------------
           CHANNEL                    2004               2005                  2006
           -------                    ----               ----                  ----

                                AMOUNT   PERCENT    AMOUNT   PERCENT      AMOUNT   PERCENT
                                ------   -------    ------   -------      ------   -------
Branded stores..............   $ 20.11     47.0%   $ 35.23      48.0%    $ 64.71     45.0%
Food services distributors..      7.66     17.9      12.33      16.8       28.48     19.8
Restaurants and
  non-commercial............     10.95     25.6      18.35      25.0       38.40     26.7
Export......................      4.07      9.5       7.49      10.2       12.22      8.5
                               -------   ------     ------    ------      ------   ------
     Total..................   $ 42.79    100.0%   $ 73.40     100.0%    $143.81    100.0%
                               =======   ======    =======     =====      ======    =====

     The following table sets forth information with respect to the average number of products we offered, the average number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products for each of the three years ended December 31, 2004, 2005 and 2006.

                                                 YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                         2004            2005             2006
                                         ----            ----             ----
No. of products.....................     125             168               229
No. of retail stores................     978           2,100             2,721
Expansion of Market Coverage
   No. of Provinces.................      23              24                24
   No. of first-tier cities........       23              29                29
   No. of second-tier cities.......       36              44                75
   No. of Third-tier cities........      109             142               226

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations over the three years ended December 31, 2006 primarily through cash from operating activities and borrowings under our lines of credit with various lending banks in the PRC. In January 2006, we completed a private placement of our Series A convertible preferred stock and common stock purchase warrants and received net proceeds of approximately $23.11 million. At December 31, 2004, 2005 and 2006 we had cash and cash equivalents of $5.20 million, $10.14 million and $21.69 million, respectively.

     Net cash provided by operating activities was $9.46 million in fiscal 2006, $13.08 million in fiscal 2005 and $0.61 million in fiscal 2004. Net cash provided by operating activities in fiscal 2006 was primarily attributable to the net income of $6.36 million generated in fiscal 2006 and an increase of $8.25 million in accounts payable and other payables due to improved payment terms to suppliers. In addition, due to our failure to have our registration statement filed under the Securities Act of 1933, as amended, declared effective by the Securities and Exchange Commission during fiscal 2006, we accrued $8.35 million of penalty expense, of which $1.04 million was paid by cash and $7.31 million was paid by issuing shares of our common stock and warrants. Net cash used in operating activities in fiscal 2006 was primarily attributable to increases in inventories, accounts receivable and taxes payable in the amounts of $7.73 million, $3.42 million and $1.68 million, respectively. However, during fiscal 2006, management focused on reducing the average age of our accounts receivable. Our average accounts receivable turnover days decreased from approximately 42 days in fiscal 2005 to approximately 30 days in fiscal 2006. In addition, our average inventory turnover days increased from approximately 16 days in fiscal 2005 to approximately 18 days in fiscal 2006. Net cash provided by operating activities in fiscal 2005 consisted primarily of net income of $5.91 million, an increase in accounts payable and accrued liabilities of $7.14 million, and increase in taxes payable of $1.30 million and an increase in the allowance for bad debt of $1.21 million. Cash used in operating activities in fiscal 2005 was primarily due to an increase of $3.79 million in accounts receivable and other receivables. Net cash provided by operating activities in fiscal 2004 consisted primarily of net income of $2.77 million, an improvement of inventory management that generated cash inflow of $1.32 million, an improved payment term that resulted in cash inflow of $1.20 million and an increase in taxes payable of $0.92 million. Cash used in operating activities in fiscal 2004 was primarily due to an increase of $5.33 million in accounts receivable and other receivables.

     Net cash used in investing activities was $26.28 million in fiscal 2006, $13.23 million in fiscal 2005 and $2.54 million in fiscal 2004. In fiscal 2006, construction in progress in the amount of $21.96 million for the construction of Zhongpin Industrial Park II was completed and transferred to fixed assets. During fiscal 2006, we invested an additional $17.05 million in construction in progress and expended $1.82 million for the purchase of fixed assets. In addition, we expended $7.40 million for an investment in land use rights during fiscal 2006. During fiscal 2005, we expended $12.70 million for the construction of additional production facilities and production lines. During fiscal 2004, we expended $1.54 million for the purchase of fixed assets.

     Net cash provided by financing activities was $26.99 million in fiscal 2006, $4.88 million in fiscal 2005 and $0.99 million in fiscal 2004. In fiscal 2006, cash provided by financing activities included net proceeds from the issuance of Series A convertible preferred stock and common stock purchase warrants of $23.11 million and net proceeds of short-term loans of $30.08 million, and the net cash used in financing activities included the repayment of short-term indebtedness in the aggregate amount of $25.23 million, the repayment of long-term indebtedness in the amount of $0.35 million and the repayment of bank overdrafts of $0.62 million. During fiscal 2005 and 2004, we received net proceeds from short-term bank loans of $9.64 million and $2.04 million, respectively.

     At December 31, 2006, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $23.99 million with a weighted average interest rate per annum of 6.26%, and lines of credit with aggregate credit availability of $83.75 million, as follows:


                                  MAXIMUM CREDIT      AMOUNT      INTEREST
           BANK                    AVAILABILITY      BORROWED       RATE       MATURITY DATE
           ----                   --------------   ------------   --------     -------------
Agriculture Bank of China......    $ 23,051,212    $  2,433,184    7.344%       09/10/2007
                                                      2,561,246    7.334%       12/25/2007
                                                        896,436    7.344%       12/29/2007

Industrial and Commercial
   Bank of China...............      15,367,475       1,920,934     5.85%        03/30/2007
                                                      1,920,934     5.85%        05/24/2007
                                                      1,920,934     6.12%        10/11/2007

China Construction Bank........      11,525,606         640,311    6.417%       01/16/2007

CITIC Industrial Bank..........       6,403,114       5,122,492     5.85%        07/16/2007

Agriculture Development Bank
  of China.....................      25,612,458       3,841,869     5.85%        07/03/2007
                                                      2,561,246     5.85%        07/17/2007

Bank of China..................      10,244,983               -

Shanghai Pudong Development
  Bank of China................       6,403,114               -

Guangdong Development Bank.....       3,841,869               -

China Merchants Bank...........       5,122,492
                                  -------------    ------------
         Total.................   $ 107,572,323    $ 23,819,587
                                  =============    ============

Canadian Government Transfer
  Loan.........................                   $   1,780,440     *            05/15/2043
Canadian Government Transfer
  Loan - Current portion.......                   $     145,671     6.02%        05/15/2007
City Finance...................                   $     131,904     0.00%        None
City Finance - current
  portion......................                   $      25,612     0.00%        None

----------------

* 58% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free. All repayments are applied first to the interest-bearing portion of this loan.

     Of our outstanding short-term indebtedness at December 31, 2006, $3.46 million aggregate principal amount of loans was secured by our land and plants located in the PRC and $20.36 million aggregate principle amount of loans was guaranteed by our wholly-owned subsidiary, Henan Zhongpin Industry Co., Ltd.

     We believe our existing cash and cash equivalents, together with our available lines of credit, will be sufficient to finance our investment in new facilities, operating requirements and anticipated capital expenditures of approximately $26.0 million over the next 12 months. We may, however, determine to sell additional debt or equity securities in fiscal 2007 to raise funds for additional capital projects or strategic acquisitions that will enable us to strengthen our market position and accelerate our growth.

CONTRACTUAL COMMITMENTS

     The following table summarizes our contractual obligations at December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

                                                       PAYMENTS DUE BY PERIOD
                                                           (IN THOUSANDS)
                                        ----------------------------------------------------
                                                 LESS THAN                          MORE THAN
         CONTRACTUAL OBLIGATIONS        TOTAL      1 YEAR   1-3 YEARS   3-5 YEARS    5 YEARS
         -----------------------        -----      ------   ---------   ---------    -------

Long-Term Debt Obligations..........    $2,058      $146       $291         $291      $1,330
Capital Lease Obligations...........         -         -          -            -           -
Operating Lease Obligations.........       781       243        538            -           -
Purchase Obligations................         -         -          -            -           -
Other Obligations...................         -         -          -            -           -
                                      --------     -----      -----        -----    --------
       Total........................    $2,839      $389       $829         $291      $1,330
                                      ========     =====      =====        =====    ========

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


ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements, notes thereto, and the related independent auditors' report contained on page F-2 to our consolidated financial statements are herein incorporated:

     Consolidated balance sheets - December 31, 2006, 2005 and 2004

     Consolidated statements of operations and comprehensive income - Years ended December 31, 2006, 2005 and 2004

     Consolidated statement of changes in stockholders' equity - Years ended December 31, 2006, 2005 and 2004

     Consolidated statements of cash flows - Years ended December 31, 2006, 2005 and 2004

     Notes to consolidated financial statements - Years ended December 31, 2006, 2005 and 2004


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


ITEM 9B.  OTHER INFORMATION.

         None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2007 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2006.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2007 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2006.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2007 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2006.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

     The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2007 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2006.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2007 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2006.

                                     PART IV

ITEM 15. - EXHIBITS  AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report:

    (1)    Report of Independent Registered Public Accounting Firm
           Financial Statements covered by the Report of Independent
              Registered Public Accounting Firm
           Consolidated Balance Sheets as of December 31, 2006, 2005 and 2004 Consolidated Statements of Operations and Comprehensive Income for
              the Years ended December 31, 2006, 2005 and 2004
           Consolidated Statement of Changes in Stockholders' Equity for the
              years ended December 31, 2006, 2005 and 2004
           Consolidated statements of Cash Flows for the years ended
              December 31, 2006, 2005 and 2004
           Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004

    (2)    Schedules for the years ended December 31, 2006, 2005 and 2004
           None.

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

       3.5 Amendment to the Certificate of Incorporation of the Registrant filed March 20, 2007 with the Delaware Secretary of State.

       3.6 Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated February 14, 2007.

       10.1 Loan Agreements between Agricultural Bank of China, Xuchang Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 30, 2006.*

       10.2 Loan Agreement dated March 31, 2005 between CITIC Industrial Bank, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 30, 2006.*

       10.3 Loan Agreements between Shanghai Pudong Development Bank, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 30, 2006.*

       10.4 Loan Agreements between China Construction Bank, Xuchang Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 30, 2006.*

       10.5 Transfer Loan Agreement dated May 31, 2002 between Bank of Communications, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated January 30, 2006.*

       10.6 Equipment Purchase Agreement dated July 18, 2001 between Henan International Economic Trading Corporation (buyer), Henan Zhongpin Food Share Co., Ltd. (end user) and Berg Chilling Systems Inc.(seller), incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated January 30, 2006.*


       10.7 Advisory Agreements dated April 07, 2005 and April 26, 2005 between Greenstone Investment & Consultants Ltd. and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to
              Exhibit 10.7 to our Registration Statement on Form S-1 (Registration No. 333-133226) (TRANSLATED FROM MANDARIN).

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

       10.16 Securities Purchase Agreement, dated as of January 30, 2006, by and among the Registrant and the purchasers named therein, incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (Registration No. 333-133226).*

       10.17 Registration Rights Agreement, dated as of January 30, 2006, by and among the Registrant and the purchaser named therein, incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (Registration No. 333-133226).*

       10.18 Form of Warrant to purchase common stock, incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K dated January 30, 2006, incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (Registration No. 333-133226).

       10.19 Placement Agent Warrant Agreement, dated as of January 30, 2006, between the Registrant and TN Capital Equities, Ltd., incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 (Registration No. 333-133226).

       10.20 Stock Purchase Agreement, dated as of March 15, 2005, among Richard Armstrong, Halter Capital Corporation and the Registrant, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 30, 2005.

       10.21 Share Exchange Agreement, dated as of January 30, 2006, among the Registrant, Falcon Link Investment Limited, the stockholders of the Registrant signatory thereto and as to Articles IV, VII and IX only, Kevin Halter, Jr., incorporated by reference to Exhibit
              10.21 to our Registration Statement on Form S-1 (Registration No. 333-133226).

       10.22 Advisory Agreement, dated as of January 30, 2006, between HFG International Limited and Falcon Link Investment Limited, incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 (Registration No. 333-133226).

       10.23 Amendment dated as of February 21, 2006 [to Securities Purchase Agreement dated as of January 30, 2006] among the Registrant and the purchasers named therein, incorporated by reference to Exhibit
              10.23 to our Registration Statement on Form S-1 (Registration No. 333-133226).

       10.24 Escrow Agreement dated as of January 30, 2006 among the Registrant, Law Debenture Trust Company of New York, as escrow agent, and the stockholders of the Registrant named therein, incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 (Registration No. 333-133226).

       10.25 Amendment to Escrow Agreement dated as of February 21, 2006 among the Registrant, Law Debenture Trust Company of New York, as escrow agent, and the stockholders of the Registrant named therein, incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 333-133226).

       10.26 Common Stock Purchase Warrant dated June 15, 2006 between the Registrant and CCG Partners LLC, incorporated by reference to
              Exhibit 10.26 to our Registration Statement on Form S-1 (Registration No. 333-133226).

       10.27 Leasing Contract dated as of November 6, 2006 between Heilongjiang Gongzhun Meat and Food Co., Ltd. and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

       10.28 Amendment dated as of December 21, 2006 [to Registration Rights Agreement dated as of January 30, 2006] among the Registrant and the Investors named therein, incorporated by reference to Exhibit
              10.28 to our Registration Statement on Form S-1 (Registration No. 333-133226).

       10.29 Form of Common Stock Purchase Warrant issued in December 2006, incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1 (Registration No. 333-133226).

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

       99.7 Memorandum of Association of Falcon Link Investment Limited, dated July 21, 2005, incorporated by reference to Exhibit 99.7 to our Registration Statement on Form S-1 (Registration No. 333-133226).

       99.8 Articles of Association of Falcon Link Investment Limited, dated July 21, 2005, incorporated by reference to Exhibit 99.8 to our Registration Statement on Form S-1 (Registration No. 333-133226).

       99.9 Business License of Henan Zhongpin Food Co., Ltd. dated May 26, 2005, incorporated by reference to Exhibit 99.9 to our Current Report on Form 8-K dated January 30, 2006. (TRANSLATED FROM MANDARIN)

------------
* Original agreement in Mandarin, summary of key terms attached.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 23rd day of March 2007.

                                              ZHONGPIN INC.
                                                   (Company)



                                              By:   /s/ Xianfu Zhu
                                                 -------------------------------
                                                   Xianfu Zhu
                                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       SIGNATURE                           TITLE                       DATE
--------------------------     -----------------------------     ---------------


/s/  Xianfu Zhu                Chairman of the Board of          March 23, 2007
--------------------------     Directors and Chief
Xianfu Zhu                     Executive Officer
                               (Principal Executive Officer)

/s/ Yuanmei Ma                 Chief Financial Officer           March 23, 2007
--------------------------     (Principal Financial and
Yuanmei Ma                     Accounting Officer)


/s/ Xinyu Li                   Director                          March 23, 2007
--------------------------
Xinyu Li


/s/ Yunchun Wang               Director                          March 23, 2007
--------------------------
Yunchun Wang

                                  ZHONGPIN INC.

                        CONSOLIDATED FINANCIAL STATEMENTS


              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                  ZHONGPIN INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE
                                                                        -----

Index to Consolidated Financial Statements                              F-1

Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheets                                             F-3

Consolidated Statements of Operations and Comprehensive Income          F-4

Consolidated Statement of Change in Stockholders' Equity                F-5

Consolidated Statements of Cash Flows                                   F-6

Notes to Consolidated Financial Statements                              F-7

Child, Van Wagoner & Bradshaw, PLLC


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Zhongpin Inc.
Henan Province, People's Republic of China

We have audited the consolidated balance sheets of Zhongpin Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhongpin Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.



/s/ Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 8, 2007

                                  ZHONGPIN INC.

                           CONSOLIDATED BALANCE SHEETS
                                  (US dollars)

                                                  December 31,      December 31,
                                                 -------------      ------------
          ASSETS                                     2006               2005
                                                 -------------      ------------
Current assets
  Cash and cash equivalents                      $ 21,692,814       $ 10,142,394
  Accounts receivable and other receivables        13,471,450         10,002,918
  Purchase deposits                                         -            220,836
  Prepaid expenses and deferred charges               200,436             99,009
  Inventories                                      10,077,479          2,347,312
  Tax refund receivable                             1,079,002            644,232
                                                 -------------      ------------
Total current assets                               46,521,181         23,456,701

Property, plant and equipment (net)                32,597,150         10,212,848

Related party receivables                                   -            267,658
Other receivables                                   2,056,642            632,063
Construction in progress                           12,016,823         16,931,178
Intangible assets                                   9,030,077          1,753,124
                                                 -------------      ------------
Total assets                                     $102,221,873       $ 53,253,572
                                                 ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank overdraft                                 $          -       $    619,579
  Accounts payable and other payables              20,712,794         10,278,464
  Accrued liabilities                               1,597,557            759,420
  Short-term loans payable                         23,845,198         18,995,853
  Taxes payable                                       378,705          2,055,925
  Deposits from clients                               683,814            769,398
  Research & development grants payable               248,572          2,436,804
  Long-term loans payable - current portion           145,671            145,671
                                                 -------------      ------------
  Total current liabilities                        47,612,311         36,061,114

  Long-term loans payable                           1,912,343          2,264,448
                                                 -------------      ------------
Total liabilities                                  49,524,654         38,325,562

Minority interest                                           -            411,742

Stockholders' equity
  Preferred stock par value $0.001; 10,000,000
   authorized; 6,900,000  and 0 issued and
   outstanding                                          6,900                  -
  Common stock par value $0.001; 25,000,000
   authorized; 12,132,311 and 11,752,568 issued
   and outstanding                                     12,133             11,753
  Additional paid in capital                       32,538,535          2,102,933
  Retained earnings                                18,456,884         12,097,834
  Accumulated other comprehensive income            1,682,767            303,748
                                                 -------------      ------------
Total stockholders' equity                         52,697,219         14,516,268
                                                 -------------      ------------

Total liabilities and stockholders' equity       $102,221,873       $ 53,253,572
                                                 ============       ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  ZHONGPIN INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (US dollars)


                                                    Year ended
                                                   DECEMBER 31,
                                    --------------------------------------------
                                         2006           2005            2004
                                         ----           ----            ----
Revenues
  Sales revenues                     $143,812,212   $ 73,399,998   $ 42,787,153
  Cost of sales                       123,195,870     61,220,499     36,669,989
                                     ------------   ------------   ------------
    Gross profit                       20,616,342     12,179,499      6,117,164

Operating expenses
  General and administrative
   expenses                             2,989,158      2,395,961      1,214,365
  Operating expenses                    3,485,397      2,299,950      1,844,840
  Liquidated damages                    8,354,205              -              -
                                     ------------   ------------   ------------
    Total operating expenses           14,828,760      4,695,911      3,059,205
                                     ------------   ------------   ------------

Income from operations                  5,787,582      7,483,588      3,057,959

Other income (expense)
  Interest income                         316,604        182,798         85,854
  Other income                             50,589        166,673         31,807
  Allowances income                     2,364,803         85,592        928,302
  Exchange gain (loss)                    (21,377)       226,547        (22,554)
  Interest expense                     (1,555,671)    (1,802,042)    (1,208,362)
                                     ------------   ------------   ------------
    Total other income (expense)        1,154,948     (1,140,432)      (184,953)
                                     ------------   ------------   ------------

Net income before taxes                 6,942,530      6,343,156      2,873,006
  Provision for income taxes              568,433        352,880         84,541
                                     ------------   ------------   ------------

Net income after taxes                  6,374,097      5,990,276      2,788,465
  Less: minority interest in gain          15,047         76,429         19,992
                                     ------------   ------------   ------------

Net income                            $ 6,359,050    $ 5,913,847    $ 2,768,473
                                     ============   ============   ============

  Foreign currency translation
   adjustment                           1,379,019        303,748              -
                                     ------------   ------------   ------------
Comprehensive income                  $ 7,738,069    $ 6,217,595    $ 2,768,473
                                     ============   ============   ============

Basic earnings per common share            $ 0.35         $ 0.50         $ 0.24
                                     ------------   ------------   ------------
Diluted earnings per common share          $ 0.31         $ 0.50         $ 0.24
                                     ------------   ------------   ------------
Basic weighted average shares
  outstanding                          11,761,932     11,752,568     11,752,568
                                     ------------   ------------   ------------
Diluted weighted average shares
  outstanding                          20,334,259     11,752,568     11,752,568
                                     ------------   ------------   ------------



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  ZHONGPIN INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (US dollars)

                                                     Preferred Stock                 Common Stock
                                                 Shares        Par Value        Shares          Par Value
                                             -------------   ------------    ------------      ------------
Balance January 1, 2004                                  -   $          -               1      $ 1,816,425

  Net income for the year                                -              -               -                -
                                             -------------   ------------    ------------      ------------
Balance December 31, 2004                                -              -               1        1,816,425
  Merger on May 20                                       -              -               -          115,942
  Recapitalization on September 15                       -              -           9,999       (1,922,367)
  Net income for the year
  Foreign currency translation adjustment                -              -               -                -
                                             -------------   ------------    ------------      ------------
Balance December 31, 2005                                -              -          10,000           10,000

Items applied retroactively:
  Recapitalization on January 30, 2006                                        415,432,354          405,442
  Reverse stock split on February 16, 2006               -              -    (403,689,786)        (403,689)
                                             -------------   ------------    ------------      ------------
Restated balance December 31, 2005                       -              -      11,752,568           11,753

  Preferred stock sold for cash                  6,900,000          6,900
  Cost of issuance
  Warrant expense
  Common stock issued for damages                                                 379,743              380
  Warrants issued for damages
  Net income for the year
  Foreign currency translation adjustment                -              -               -                -
                                             -------------   ------------    ------------      ------------
Balance December 31, 2006                        6,900,000   $      6,900      12,132,311         $ 12,133
                                             =============   ============    ============      ============


                                                                              Accumulated
                                               Additional                        Other
                                                Paid In        Retained      Comprehensive
                                                Capital        Earnings          Income           Total
                                             ------------    ------------     ------------     ------------
Balance January 1, 2004                         $ 182,319    $  3,415,514             $ -      $  5,414,258

  Net income for the year                               -       2,768,473               -         2,768,473
                                             -------------   ------------     -----------      ------------
Balance December 31, 2004                         182,319       6,183,987               -         8,182,731

  Merger on May 20                                                                                  115,942
  Recapitalization on September 15              1,922,367                                                 -
  Net income for the year                                       5,913,847                         5,913,847
  Foreign currency translation adjustment               -               -         303,748           303,748
                                            -------------    ------------     -----------      ------------
Balance December 31, 2005                       2,104,686      12,097,834         303,748        14,516,268

Items applied retroactively:
  Recapitalization on January 30, 2006           (405,442)                                                -
  Reverse stock split on February 16, 2006        403,689               -               -                 -
                                            -------------    ------------     -----------      ------------
Restated balance December 31, 2005              2,102,933      12,097,834         303,748        14,516,268

  Preferred stock sold for cash                27,593,100                                        27,600,000
  Cost of issuance                             (4,489,297)                                       (4,489,297)
  Warrant expense                                  22,330                                            22,330
  Common stock issued for damages               2,847,693                                         2,848,073
  Warrants issued for damages                   4,461,776                                         4,461,776
  Net income for the year                                       6,359,050                         6,359,050
  Foreign currency translation adjustment               -               -       1,379,019         1,379,019
                                            -------------    ------------     -----------      ------------
Balance December 31, 2006                    $ 32,538,535    $ 18,456,884     $ 1,682,767      $ 52,697,219
                                            =============    ============     ===========      ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  ZHONGPIN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (US dollars)


                                                                         Year ended
                                                                        DECEMBER 31,
                                                        -----------------------------------------
                                                               2006          2005          2004
                                                        -------------   -----------   -----------
Cash flows from operating activities:
  Net income                                            $  6,359,050    $ 5,913,847   $ 2,768,473
  Adjustments to reconcile net income to
    net cash provided by (used in) operations:
    Minority interest                                         15,047         76,447        87,625
    Acquisition gain                                           1,066              -             -
    Depreciation                                             973,618        602,008       415,979
    Amortization                                             127,449         37,431        38,144
    Provision for bad debt                                (1,304,589)     1,214,461       267,668
    Liquidated damages                                     7,309,848              -             -
    Warrant expense                                           22,330              -             -
    Changes in operating assets and liabilities:
      Accounts receivable and other receivables           (3,320,865)    (3,788,597)   (5,327,868)
      Purchase deposits                                      220,836        (91,712)      114,890
      Prepaid expense and deferred charges                  (101,427)        (4,383)      (72,836)
      Inventories                                         (7,730,167)       865,583     1,323,097
      Tax refunds receivable                                (434,770)      (634,793)            -
      Accounts payable and other payable                   8,248,230      7,135,575     1,201,819
      Accrued liabilities                                    838,137        419,194       (43,842)
      Taxes payable                                       (1,677,220)     1,303,773       920,393
      Deposits from clients                                  (85,584)        35,676    (1,084,338)
                                                        ------------    -----------   -----------
  Net cash provided by operating activities                9,459,923     13,084,510       609,204

Cash flows from investing activities:
  Construction in progress                               (17,051,855)   (12,703,414)      (49,267)
  Additions to fixed assets                               (1,820,630)      (527,369)   (1,536,144)
  Purchase of intangible assets                           (7,404,402)             -      (951,436)
                                                        ------------    -----------   -----------
      Net cash used in investing activities              (26,276,887)   (13,230,783)   (2,536,847)

Cash flows from financing activities:
  Proceeds from (repayment of) bank overdraft               (619,579)       610,501             -
  Proceeds from short-term loans                          30,081,418      9,641,295     2,035,903
  Repayment of short-term loans                          (25,232,072)
  Repayments of long-term loans                             (352,105)    (5,490,645)   (1,044,150)
  Proceeds from preferred stock                           23,110,703
  Capital paid in at acquisition                                   -        117,216             -
  Advances to related parties                                      -       (190,476)            -
  Investment in sub by minority holder                             -        190,476             -
                                                        ------------    -----------   -----------
      Net cash provided by financing activities           26,988,365      4,878,367       991,753

  Effect of rate changes on cash                           1,379,019        205,663             -
                                                        ------------    -----------   -----------

  Increase (decrease) in cash and cash equivalents        11,550,420      4,937,757      (935,890)

  Cash and cash equivalents, beginning of period          10,142,394      5,204,637     6,140,527
                                                        ------------    -----------   -----------
  Cash and cash equivalents, end of period              $ 21,692,814    $10,142,394   $ 5,204,637
                                                        ============    ===========   ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                $  1,554,883    $ 1,699,634   $ 1,208,362
                                                        ============    ===========   ===========
  Cash paid for income taxes                            $    323,866     $  370,696    $   84,541
                                                        ============    ===========   ===========



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

     Zhongpin Inc. ("Zhongpin") was incorporated on February 4, 2003 as Strong Technical Inc. in the State of Delaware for the purpose of operating a personnel outsourcing service that provides skilled workers to industry. On March 30, 2005, an 82.4% controlling interest in our company was acquired by Halter Capital Corporation and all previous operations were discontinued. On January 30, 2006, we acquired Falcon Link Investment Limited ("Falcon") in a stock exchange by issuing 11,250,000 shares of our common stock in exchange for all of the issued and outstanding capital stock of Falcon. The acquisition transaction was accounted for as a reverse acquisition resulting in the recapitalization of Falcon. Accordingly, the historical financial statements of Falcon have been retroactively restated to give effect to the recapitalization as if it had occurred at the beginning of the first period presented. Zhongpin and its subsidiaries are collectively referred to herein as "our company," "we," "us" and "our."

     Falcon was incorporated in the Territory of the British Virgin Islands ("BVI") on July 21, 2005 as a holding company for the purpose of owning all of the equity interests of Henan Zhongpin Food Co., Ltd. ("HZFC"), a People's Republic of China ("PRC") company. Falcon acquired 100% ownership of HZFC by paying 20,940,000 Renminbi ("RMB") ($2,528,986) to the stockholders of HZFC, who also were the stockholders of Falcon. The transaction was accounted for as a transfer of entities under common control, wherein HZFC was the continuing entity. The historical financial statements of Falcon are essentially those of HZFC and are shown as if the transfer had taken place at the beginning of the first period presented.

     HZFC was established in the PRC on May 20, 2005 for the sole purpose of holding the capital stock of Henan Zhongpin Food Share Company Limited ("Food Share") and its subsidiaries. The owners of Food Share formed HZFC by investing 16,000,000 RMB ($1,932,367). HZFC acquired Food Share by paying 15,040,000 RMB ($1,816,425) to the stockholders of Food Share, who were also the stockholders of HZFC, in exchange for 100% ownership of Food Share. The transaction was accounted for as a transfer of entities under common control, wherein Food Share was the continuing entity with an increase in registered capital of 960,000 RMB ($115,942). The historical financial statements of HZFC are essentially those of Food Share shown with an increase in capital as if the transfer had taken place at the beginning of the first period presented.

     Food Share was incorporated in the PRC. It is headquartered in Henan Province in the PRC and its corporate office is in Changge City. Through our subsidiaries, we are principally engaged in the production of pork, pork products and vegetables, and the retail sales of pork, processed pork products, vegetables and other grocery items to customers throughout the PRC and other export countries, either directly or through our subsidiaries.

     On January 30, 2006, we consummated an agreement with the shareholders of Falcon whereby we issued 11,250,000 shares of our common stock in exchange for all of the issued and outstanding stock of Falcon. Immediately prior to the transaction there were 502,578 shares outstanding as compared to 11,752,578 shares outstanding immediately following the transaction. Consequently, Falcon became a wholly-owned subsidiary of our company. The transaction was accounted for as a reverse acquisition resulting in a recapitalization of Falcon, wherein Falcon's historical financial statements became those of our company, retrospectively restated to reflect the adopted capital structure of our company as if the transaction had occurred at the beginning of the first period presented. These financial statements have been adjusted to reflect such restatement.

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND NATURE OF OPERATIONS (continued)

     In conjunction with our acquisition of Falcon, on January 31, 2006, we sold for $8.00 per unit 3.45 million units, each consisting of two shares of Series A convertible preferred stock and a five-year warrant to purchase one share of common stock at a purchase price of $5.00 per share. Each preferred share is convertible into one share of common stock. The outstanding shares of Series A convertible preferred stock are convertible into an aggregate of 6,900,000 shares of common stock and the outstanding warrants are exercisable to purchase an aggregate of 3,450,000 shares of common stock.

     On February 16, 2006, we amended our articles of incorporation to change our name from Strong Technical, Inc. to Zhongpin Inc. In the same amendment, we changed our authorized common stock to 25,000,000 shares with a par value of $0.001 per share and our authorized preferred stock to 10,000,000 shares with a par value of $0.001 per share.

     On February 16, 2006, we effected a 1:35.349 reverse split of our outstanding common stock. Immediately prior to the split, 415,442,354 common shares were outstanding as compared to 11,752,578 common shares outstanding immediately following the split. The aggregate number of shares of common stock issuable upon conversion of our outstanding shares of Series A convertible preferred stock was reduced from 243,908,100 common shares to 6,900,000 common shares, and the aggregate number of shares of our common stock issuable upon the exercise of our outstanding warrants was reduced from 121,954,050 common shares to 3,450,000 common shares. These financial statements have been adjusted to show all stock transactions using post-split amounts.

     In June 2006, Zhumadian Zhongpin Food Company Limited was registered with a registered capital of 5,000,000 RMB ($625,344), which is 100%-owned by Food Share. In August 2006, Anyang Zhongpin Food Company Limited was registered with a registered capital of 4,800,000 RMB ($606,927), which is 100%-owned by Food Share. In September 2006, Henan Zhongpin Fresh Food Logistics Company Limited, Deyang Zhongpin Food Company Limited and Henan Zhongpin Business Development Company Limited were registered with the registered capitals of 1,500,000 RMB ($189,665), 1,000,000 RMB ($126,443) and 5,000,000 RMB ($632,215), respectively, which are all 100%-owned by Food Share. In October 2006, Heilongjiang Zhongpin Food Company Limited was registered with a registered capital of 1,000,000 RMB ($126,406), which is 100%-owned by Food Share.

    Details of Food Share's subsidiaries are as follows:


                                         DOMICILE/DATE OF         REGISTERED          PERCENTAGE
                NAME                      INCORPORATION            CAPITAL           OF OWNERSHIP
     --------------------------         ------------------     ---------------      --------------

Henan Zhongpin Industry                  PRC/Jan. 17, 2004      18,000,000 RMB          100.00%
  Company Limited                                                 ($2,173,913)

Henan Zhongpin Imports and Exports       PRC/Aug. 11, 2004       5,060,000 RMB          100.00%
  Trade Company Limited                                            ($611,111)

Zhumadian Zhongpin Food Company          PRC/June 7, 2006        5,000,000 RMB          100.00%
  Limited                                                          ($625,344)

Anyang Zhongpin Food Company             PRC/Aug 21, 2006        4,800,000 RMB          100.00%
  Limited                                                          ($606,927)


                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                         DOMICILE/DATE OF         REGISTERED           PERCENTAGE
                   NAME                    INCORPORATION            CAPITAL           OF OWNERSHIP

Henan Zhongpin Fresh Food Logistics      PRC/Sept. 14, 2006      1,500,000 RMB          100.00%
  Company Limited                                                 ($189,665)

Deyang Zhongpin Food Company             PRC/Sept. 25, 2006      1,000,000 RMB          100.00%
  Limited                                                         ($126,443)

Henan Zhongpin Business Development      PRC/Sept. 27, 2006      5,000,000 RMB          100.00%
  Company Limited                                                 ($632,215)

Heilongjiang Zhongpin Food Company       PRC/Oct. 17, 2006       1,000,000 RMB          100.00%
  Limited                                                         ($126,406)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Zhongpin Inc. (formerly Strong Technical, Inc.), Falcon Link Investment Limited, Henan Zhongpin Food Co., Ltd., Food Share, Henan Zhongpin Industry Company Limited, Henan Zhongpin Imports and Exports Trade Company Limited, Zhumadian Zhongpin Food Company Limited, Anyang Zhongpin Food Company Limited, Henan Zhongpin Business Development Company Limited, Henan Zhongpin Fresh Food Logistics Company Limited, Deyang Zhongpin Food Company Limited and Heilongjiang Zhongpin Food Company Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

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

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

MINORITY INTEREST IN SUBSIDIARIES

     We record minority interest expense, which reflects the minority shareholders' portion of the earnings of Henan Zhongpin Industry Company Limited and Henan Zhongpin Imports and Exports Trade Company Limited. During 2004, Henan Zhongpin Industry Company Limited increased its registered capital from 5,000,000 RMB ($603,864) to 18,000,000 RMB ($2,173,913), which required the minority holders to increase their investment by 1,560,000 RMB ($188,406), effectively increasing the minority interest shown on our balance sheet by $188,406. In November 2006, Food Share acquired the minority interest shares of Henan Zhongpin Industry Company Limited and Henan Zhongpin Imports and Exports Trade Company Limited and became the 100% owner of Henan Zhongpin Industry Company Limited and Henan Zhongpin Imports and Exports Trade Company Limited.

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

LAND USE RIGHTS

     We adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. We have performed the requisite annual impairment tests on intangible assets and determined that no impairment adjustments were necessary.

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

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Diluted EPS is calculated by using the treasury stock method, assuming conversion of all potentially dilutive securities, such as stock options and warrants. Under this method, (i) exercise of options and warrants is assumed at the beginning of the period and common shares are assumed to be issued, (ii) the proceeds from exercise are assumed to be used to purchase common stock at the average market price during the period, and (iii) the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) are included in the denominator of the diluted EPS computation.

     The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

                                                            2006          2005           2004
                                                            ----          ----           ----
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)                  $  6,359,050   $ 5,913,847    $ 2,768,473
                                                        ============   ===========    ===========
Net income allocated to preferred stock                    2,225,558             -              -
                                                        ------------   -----------    -----------
Net income to common stockholders (Basic)               $  4,133,492   $ 5,913,847    $ 2,768,473
                                                        ============   ===========    ===========

DENOMINATORS FOR BASIC AND DILUTED EPS
Common stock outstanding after recapitalization and
    1:35.349 reverse stock split                          11,761,932    11,752,568     11,752,568
                                                        ------------   -----------    -----------
DENOMINATOR FOR BASIC EPS                                 11,761,932    11,752,568     11,752,568
                                                        ============   ===========    ===========
  Add:  Weighted average preferred as if converted         6,332,876             -              -
  Add:  Weighted average stock warrants outstanding        2,239,451             -              -
DENOMINATOR FOR DILUTED EPS                               20,334,259    11,752,568     11,752,568
                                                        ============   ===========    ===========

EPS - Basic                                             $       0.35    $     0.50    $      0.24
                                                        ------------   -----------    -----------
EPS - Diluted                                           $       0.31    $     0.50    $      0.24
                                                        ------------   -----------    -----------

SHIPPING AND HANDLING COSTS

     Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. Direct shipping costs are included in operating expenses, which were approximately $1,885,900, $933,300 and $755,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Handling costs are included in costs of sales, which were approximately $1,232,800, $717,200 and $382,100 for the years ended December 31, 2006, 2005 and 2004, respectively.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expenses were approximately $327,700, $225,800 and $59,400 for the years ended December 31, 2006, 2005 and 2004, respectively.

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RESEARCH AND DEVELOPMENT COSTS

     The PRC government has made a cash grant to our company specifically to fund research and development. We have recorded this grant as a liability titled "Research & development grants payable" on our balance sheet. Qualifying research and development costs reduce the liability while non-qualifying research and development costs are expensed as incurred. Research and development costs were approximately $1,057,100, $723,000 and 435,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

PROPERTY AND EQUIPMENT

     Impairment of long-lived assets is recognized when events or changes in circumstances indicate the carrying amount of an asset, or related groups of assets, may not be recoverable. Under the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we recognize an "impairment charge" when the expected net undiscounted future cash flows from an asset's use and eventual disposition are less than the asset's carrying value and the asset's carrying value exceeds its fair value. Measurement of fair value for an asset, or related group of assets, may be based on appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset or assets.

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

INCOME TAXES

     Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently-enacted tax laws. We recorded income tax expenses of $568,400, $352,900 and $84,500 for the years ended December 31, 2006, 2005 and
2004, respectively.

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

3. BUSINESS ACQUISITIONS

     Food Share formed Henan Zhongpin Imports and Exports Trade Company Limited on August 11, 2004 as a joint venture with Li Jun Wei, an individual, to facilitate exporting of our goods. Initially, we owned 88.93% of Henan Zhongpin Imports and Exports Trade Company Limited. In November 2006, Food Share acquired Li Jun Wei's share interest in, and became the 100% owner of Henan Zhongpin Imports and Exports Trade Company Limited. During 2001, Zhongpin Food Share Co. Limited acquired Yanlin Meat factory and established Zhongpin Industry Company Limited as a joint venture with three individuals and owned 88% initially. In November 2006, Henan Zhongpin Food Share Co. Limited acquired the three individuals' share interest in, and became the 100% owner of Zhongpin Industry Company Limited.

4. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

     We accrue an allowance for bad debts related to our receivables. The receivable and allowance balances at December 31, 2006 and 2005 were as follows:

                             DECEMBER 31, 2006        DECEMBER 31, 2005
                             -----------------        -----------------
Accounts receivable              $  13,763,260            $  10,337,838
Other receivables                    2,176,858                2,013,757
Allowance for bad debts               (412,026)              (1,716,614)
                                 -------------            -------------
                                 $  15,528,092            $  10,634,981
                                 =============            =============

Current                          $  13,471,450            $  10,002,918
Non-current                          2,056,642                  632,063
                                 -------------            -------------
                                 $  15,528,092            $  10,634,981
                                 =============            =============

     Other receivables consist primarily of cash advances to suppliers to ensure preferential pricing and delivery. These advances bear no interest and are expected to be repaid in cash. Repayment is typically required to be made in less than one year. Advances that are not expected to be repaid within one year are classified as non-current. During fiscal 2006, we collected $1.34 million of outstanding accounts receivable for which bad debt allowance had been provided during fiscal 2005. Such collections reduced our general and administrative expenses by $1.34 million in fiscal 2006.

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  INVENTORIES

    Inventories at December 31, 2006 and 2005 consisted of:

                                       December 31, 2006     December 31, 2005
                                       -----------------     -----------------
Raw materials                            $   307,202            $   210,288
Low value consumables & packaging            401,177                147,000
Work-in-progress                             487,930                290,149
Finished goods                             8,881,170              1,699,875
                                         -----------            -----------
Provision for loss of pricing                      -                      -
                                                   -            -----------
Net inventories                          $10,077,479            $ 2,347,312
                                         ===========            ===========


6. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at cost at December 31, 2006 and 2005 consisted of:

                                       December 31, 2006     December 31, 2005
                                       -----------------     -----------------
Machinery and equipment                  $12,453,177            $ 6,832,887
Furniture and office equipment               434,128                253,187
Motor vehicles                               416,479                281,371
Buildings                                 22,584,113              5,084,728
                                         -----------            ------------
   Subtotal                               35,887,897             12,452,173
Less: Acquisition gain                       (92,510)                    --
Less: accumulated depreciation            (3,198,237)            (2,239,325)
                                         -----------            ------------
Net property and equipment               $32,597,150            $10,212,848
                                         ===========            ============
Depreciation expense                     $   973,618            $   602,008

7. INTANGIBLE ASSETS

     Intangible assets consist of prepaid land use rights. According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, we paid in advance for certain land use rights. Prepaid land use rights are being amortized and recorded as lease expense using the straight-line method over the use terms of 20 to 50 years. Intangible assets at December 31, 2006 and 2005 consisted of the following:

                                       December 31, 2006     December 31, 2005
                                       -----------------     -----------------
Land use rights                          $ 9,250,410            $ 1,840,937
Accumulated amortization                    (220,333)               (87,813)
                                         -----------            -----------
                                         $ 9,030,077            $ 1,753,124
                                         ===========            ===========
Amortization expense                     $   127,449            $    37,431

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  CONSTRUCTION IN PROGRESS

    Construction in progress at December 31, 2006 and 2005 consisted of:


                                            Completion
                                           or Estimated
           Construction Project          Completion Date    December 31, 2006     December 31, 2005
           --------------------          ---------------    -----------------     -----------------
   Industrial plant                       February 2006                            $ 16,931,178

   Production line for chilled pork          May 2007          $9,313,544                     -
     (in Zhumadian)

   Production line for chilled pork        August 2007          1,161,339
     (in Anyang)

   Land use right of Industrial Park
     No.4 land                            December 2007           970,147

   Production line for prepared pork
     (in industrial plant)                  April 2007            542,493

   Logistic Software                        July 2007              29,300
                                                             $ 12,016,823          $ 16,931,178
                                                             ============          =============

9. LOANS PAYABLE

SHORT-TERM LOANS

     Short-term loans are due within one year. Of the $23.85 million aggregate principal amount of short-term loans at December 31, 2006, loans in the principal amount of $3.46 million were secured by our land and plants located in the PRC and loans in the aggregate principal amount of $20.36 million were guaranteed by Henan Zhongpin Industry Co., Ltd. These loans bear interest at prevailing lending rates in the PRC ranging from 5.85% to 7.34% per annum. At December 31, 2006, there was approximately $83.75 million in available unused lines of credit.

LONG-TERM LOANS

         Our long-term loan bears interest at the rate of 6.0% per annum.

         The balances of loans payable at December 31, 2006 and 2005 were as follows:

                                December 31, 2006          December 31, 2005
                                -----------------          -----------------
Short-Term Loans Payable          $ 23,845,199                $ 18,995,853
                                  ------------                ------------
Total Long-Term Loans Payable        2,058,014                   2,410,119
                                  ------------                ------------
                                  $ 25,903,213                $ 21,405,972
                                  ============                ============

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LOANS PAYABLE (continued)

    Long-Term Repayment Schedule

     Payments due in 2007 - current portion                 $145,671
     Payments due in 2008                                    145,671
     Payments due in 2009                                    145,671
     Payments due in 2010                                    145,671
     Payments due in 2011                                    145,671
     Payments due thereafter                               1,329,659
                                                         -----------
                                                         $ 2,058,014
                                                         ===========

10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     From time to time, we have disputes that arise in the ordinary course of our business. At December 31, 2006, there was no material legal proceeding to which we were a party or to which any of our property was subject that will have a material adverse effect on our financial condition.

REGISTRATION RIGHTS AGREEMENT

     In connection with the issuance of our Series A convertible preferred stock and warrants on January 30, 2006, we entered into a registration rights agreement with certain investors. The agreement requires us to effect the registration of our common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrants. If such registration was not effected by June 29, 2006, we were required to pay the investors liquidated damages in an amount equal to 1-1/2% per month times the amount paid by the investors for the purchase of our Series A convertible preferred stock and warrants (approximately $414,000 per month) until the registration statement we filed with the Securities and Exchange Commission (the "SEC") to effect such registration was declared effective by the SEC. On June 29, 2006, such registration statement had not become effective, and in July 2006 we began to accrue a liability in the amount of $414,000 per month for this contingency because a loss was reasonably possible and a loss amount could reasonably be estimated.

     On December 22, 2006, we amended the registration rights agreement and agreed to pay an aggregate of $1,044,357 in cash and to issue an aggregate of 379,743 shares of our common stock to settle in full our obligations under such agreement to have the registration statement required thereunder declared effective by the SEC in an timely manner. At the same time, in order to obtain the consent of investors to remove from such registration statement certain shares of common stock underlying our stock purchase warrants, we issued to such investors warrants to purchase an aggregate of 884,799 shares of common stock with an exercise price of $5.50 per share. The total expenses related to the penalty were $1,044,357 in cash, $2,848,073 related to the shares of common stock and $4,461,775 related to the warrants. On February 2, 2007, the initial registration statement we filed pursuant to the registration rights agreement was declared effective by SEC.

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. ALLOWANCES INCOME

     "Allowances income" consists of grants from the government of the PRC for our participation in specific programs, such as import and export, branding, and city maintenance and construction. We received allowances income for the years ended December 31, 2006, 2005 and 2004 as follows:

                               2006              2005              2004
                               ----              ----              ----
    Allowances income       $2,364,803         $85,592           $928,302

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

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

     As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in fiscal 2006, 2005 or 2004.

13. NEW ACCOUNTING PRONOUNCEMENTS

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

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. NEW ACCOUNTING PRONOUNCEMENTS (continued)

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

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. PREFERRED STOCK

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

     CONVERSION RIGHT. The holders of Series A convertible preferred stock may convert each share of Series A convertible preferred stock into common stock at an initial conversion price of $4.00. The conversion price will be adjusted for stock dividends, stock splits and similar events.

     AUTOMATIC CONVERSION. Each share of Series A convertible preferred stock will automatically be converted into shares of common stock at the conversion price at the time in effect if (i) we consummate an underwritten public offering of our common stock giving us at least $30 million in net proceeds, (ii)(A) the closing price of our common stock equals or exceeds $10.00 (as adjusted) for the twenty (20) consecutive-trading-day period ending within two (2) days of the date on which we provide notice of such conversion as hereinafter provided and
(B) either a registration statement registering for resale the shares of common stock issuable upon conversion of the Series A convertible preferred stock has been declared effective and remains effective and available for resale for the twenty (20)-day period, or Rule 144(k) under the Securities Act of 1933, as amended, is available for the resale of such shares, or (iii) by consent of at least 67% of the then-outstanding shares of Series A convertible preferred stock.

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. PREFERRED STOCK (continued)

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

15. WARRANTS

     In conjunction with the issuance of preferred stock discussed in Note 15, we issued warrants for the purchase of 3,450,000 shares of our common stock.

     Also in conjunction with the issuance of preferred stock, we issued warrants to purchase 345,000 units at an initial exercise price of $8.00 per unit. The units that may be acquired upon exercise of such warrants consist of two shares of Series A convertible preferred stock and one warrant to purchase one share of common stock at an initial exercise price per share of $5.00. These warrants, if fully exercised and converted, would require the issuance of 1,035,000 shares of common stock.

     On June 15, 2006, in conjunction with a one-year consulting agreement, we issued three-year warrants to purchase 100,000 shares of common stock at a price of $6.50 per share. The warrants vest monthly over a one-year period. These warrants were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period of one year. Consulting expense related to the warrants amounted to $22,330 for the year ended December 31, 2006.

     On December 22, 2006, in conjunction with an amendment to a registration rights agreement, we issued to investors warrants to purchase 884,799 shares of common stock at a price of $5.50 per share. The warrants were accounted for using the fair value method. Penalty expense related to the warrants amounted to $4,461,775 for the year ended December 31, 2006.

     The following table provides certain information with respect to the above-referenced warrants outstanding at December 31, 2006:

                                                    Weighted         Weighted
                                     Number          Average      Average Life -
                Exercise Price    Outstanding    Exercise Price       Years
                --------------    -----------    --------------   --------------
  Warrants      $4.00 - $6.50      5,469,799         $4.98             4.20

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. WARRANTS (continued)

          The following table provides certain information with respect to warrants exercisable at December 31, 2006:

                                        Number        Weighted Average
                   Exercise Price     Outstanding      Exercise Price
                   --------------     -----------     ----------------
     Warrants      $4.00 - $6.50       5,421,799           $4.97

     The weighted average fair value at date of grant for warrants granted during 2006 was $0.38, and was estimated using the Black-Scholes option valuation model with the following assumptions:

              Expected life in years                  3 - 5
              Interest rate                        4% - 4.52%
              Volatility                          6.1% - 68.5%
              Dividend yield                           0%


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

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                SALES BY SEGMENT
                                             (U.S. DOLLARS IN MILLIONS)
                                    YEAR ENDED
                                    DECEMBER 31,                     PERCENTAGE
                                 -------------------    NET CHANGE     CHANGE
                                  2006        2005       2006/2005    2006/2005
                                 -------     -------    ----------   ----------
Pork and Pork Products
    Chilled Pork ..............   $ 71.76    $ 31.50      $ 40.26        128%
    Frozen Pork ...............     50.88      33.03        17.85         54%
    Prepared Pork Products ....     15.44       6.93         8.51        123%
Vegetables and Fruits .........      5.73       1.94         3.79        195%
                                  -------    -------      -------
           Total ..............   $143.81    $ 73.40      $ 70.41         96%
                                  =======    =======      =======

16. SEGMENT REPORTING (continued)

                                                  SALES BY SEGMENT
                                             (U.S. DOLLARS IN MILLIONS)
                                    YEAR ENDED
                                    DECEMBER 31,                     PERCENTAGE
                                 -------------------    NET CHANGE     CHANGE
                                  2005        2004       2005/2004    2005/2004
                                 -------     -------    ----------   ----------
Pork and Pork Products
    Chilled Pork ..............   $ 31.50    $ 16.98      $ 14.52         86%
    Frozen Pork ...............     33.03      22.28        10.75         48%
    Prepared Pork Products ....      6.93       2.54         4.39        173%
Vegetables and Fruits .........      1.94       0.99         0.95         96%
                                  -------    -------      -------
           Total ..............   $ 73.40    $ 42.79      $ 30.61         72%
                                  =======    =======      =======


                                         OPERATING INCOME BY SEGMENT
                                          (U.S. DOLLARS IN MILLIONS)
                                  YEAR ENDED                   OPERATING MARGIN
                                  DECEMBER 31,                   YEAR ENDED
                               -----------------   CHANGE        DECEMBER 31,
                                2006      2005    2006/2005     2006      2005
                               -------   -------  ----------   ------    ------
Pork and Pork Products
    Chilled Pork .............. $  2.65   $  3.31    ($ 0.66)     3.69%  10.51%
    Frozen Pork ...............    1.52      3.34      (1.82)     2.99%  10.11%
    Prepared Pork Product .....    1.26      0.60       0.66      8.16%   8.66%
Vegetables and Fruits .........    0.36      0.23       0.13      6.28%  11.86%
                                -------   -------    -------
           Total .............. $  5.79   $  7.48    ($ 1.69)     4.03%  10.19%
                                =======   =======    =======

                                  ZHONGPIN INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT REPORTING (continued)

                                           OPERATING INCOME BY SEGMENT
                                            (U.S. DOLLARS IN MILLIONS)
                                  YEAR ENDED                   OPERATING MARGIN
                                  DECEMBER 31,                   YEAR ENDED
                               -----------------   CHANGE        DECEMBER 31,
                                2005      2004    2005/2004     2005      2004
                               -------   -------  ----------   ------    ------
Pork and Pork Products
    Chilled Pork .............. $  3.31   $  1.23    $  2.08     10.51%   7.24%
    Frozen Pork ...............    3.34      1.58       1.76     10.11%   7.09%
    Prepared Pork Product .....    0.60      0.21       0.39      8.66%   8.27%
Vegetables and Fruits .........    0.23      0.04       0.19     11.86%   4.04%
                                -------   -------    -------
           Total .............. $  7.48   $  3.06    $  4.42     10.19%   7.15%
                                =======   =======    =======