Form 10-Q
period 2007-03-31
ZHONGPIN INC.
filed 2007-05-10
CIK 1277092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

                                       or

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

21 Changshe Road, Changge City, Henan Province,
People's Republic of China
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES |X| NO |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      As of May 1, 2007, 13,753,170 shares of the registrant's common stock, and 5,279,141 shares of the registrant's Series A preferred stock, each such share convertible into one share of the registrant's common stock, were outstanding.

                                  ZHONGPIN INC.

                                    FORM 10-Q

                                      INDEX

PART I     FINANCIAL INFORMATION                                                                          PAGE
------     ---------------------                                                                          ----
           Item 1.    Unaudited Financial Statements:

                      Consolidated Balance Sheets as of March 31, 2007 (unaudited)
                           and December 31, 2006..........................................................  2

                      Consolidated Statements of Operations and Comprehensive
                           Income (unaudited) for the three months ended March 31,
                           2007 and 2006..................................................................  3

                      Consolidated Statement of Changes in Stockholders' Equity (unaudited)
                           for the three months ended March 31, 2007......................................  4

                      Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006...........................................  5

                      Notes to Consolidated Financial Statements (unaudited)..............................  6

           Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations......................................................  22

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................  33

           Item 4.    Controls and Procedures.............................................................  33

PART II    OTHER INFORMATION
-------    -----------------

           Item 1.    Legal Proceedings...................................................................  34

           Item 1A.   Risk Factors........................................................................  34

           Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.........................  34

           Item 3.    Defaults Upon Senior Securities.....................................................  34

           Item 4.    Submission of Matters to a Vote of Security Holders.................................  34

           Item 5.    Other Information...................................................................  34

           Item 6.    Exhibits ...........................................................................  35

SIGNATURES................................................................................................  36

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

      The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

      The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

                                  ZHONGPIN INC.
                           CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN U.S. DOLLARS)

                                                                  MARCH 31, 2007          DECEMBER 31, 2006
                                                                  --------------          -----------------
                           ASSETS                                  (Unaudited)
Current assets
   Cash and cash equivalents                                      $  25,917,698            $  21,692,814
   Accounts receivable and other receivables (net)                   17,047,013               13,471,450
   Purchase deposits                                                    336,695                       --
   Prepaid expenses and deferred charges                                273,391                  200,436
   Inventories                                                       11,464,847               10,077,479
   Tax refund receivables                                             1,243,277                1,079,002
                                                                  -------------            -------------
Total current assets                                                 56,282,921               46,521,181

Property, plant and equipment (net)                                  32,679,396               32,597,150
Related party receivables                                                                             --
Other receivables                                                     2,445,994                2,056,642
Construction contracts                                               21,551,169               12,016,823
Intangible assets                                                     9,070,043                9,030,077
                                                                  -------------            -------------

Total assets                                                      $ 122,029,523            $ 102,221,873
                                                                  =============            =============

                   LIABILITIES AND EQUITY
Current liabilities
   Accounts payable and other payables                            $  23,874,118            $  20,712,794
   Accrued liabilities                                                1,942,162                1,597,557
   Short term loans payable                                          32,996,302               23,845,198
   Taxes payable                                                      1,044,359                  378,705
   Deposits from clients                                              2,039,645                  683,814
   Research and development grants payable                              249,034                  248,572
   Long term loans payable-current portion                              145,671                  145,671
                                                                  -------------            -------------
Total current liabilities                                            62,291,291               47,612,311

Long term loans payable                                               1,913,614                1,912,343
                                                                  -------------            -------------

Total liabilities                                                    64,204,905               49,524,654

Equity
  Preferred stock: par value $0.001; 10,000,000 authorized;
     5,478,754 and  6,900,000 shares issued and outstanding               5,479                    6,900
  Common stock: par value $0.001; 25,000,000 authorized;
     13,553,557 and 12,132,311 shares issued and outstanding             13,554                   12,133
   Additional paid in capital                                        32,548,105               32,538,535
   Retained earnings                                                 23,029,172               18,456,884
   Accumulated other comprehensive income                             2,228,308                1,682,767
                                                                  -------------            -------------
Total equity                                                         57,824,618               52,697,219
                                                                  -------------            -------------

Total liabilities and equity                                      $ 122,029,523            $ 102,221,873
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

                         ZHONGPIN INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (AMOUNT IN U.S. DOLLARS) (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         -------------------------------
                                                             2007                2006
                                                             ----                ----
Revenues
   Sales revenues                                        $  55,791,778      $ 30,493,507
   Cost of sales                                            48,049,622        25,914,155
                                                         -------------      ------------
      Gross profit                                           7,742,156         4,579,352

Operating expenses
    General and administrative expenses                      1,404,719           899,024
    Operating expenses                                       1,125,945           804,146
                                                         -------------      ------------
        Total operating expenses                             2,530,664         1,703,170
                                                         -------------      ------------

Income from operations                                       5,211,492         2,876,182

Other income (expense)
    Interest income                                             21,904            95,690
    Other income (expenses)                                     (4,428)           12,392
    Allowances income                                               --           113,184
    Exchange gain                                                3,484            13,709
    Interest expense                                          (442,811)         (380,228)
                                                         -------------      ------------
       Total other income (expense)                           (421,851)         (145,253)
                                                         -------------      ------------

Net income before taxes                                      4,789,641         2,730,929
Provision for income taxes                                     217,353           145,245
                                                         -------------      ------------

Net income after taxes                                       4,572,288         2,585,684

Minority interest                                                   --            10,720
                                                         -------------      ------------

Net income                                               $   4,572,288      $  2,574,964
                                                         =============      ============

Foreign currency translation adjustment                  $     545,541      $    141,150
                                                         -------------      ------------
Comprehensive income                                     $   5,117,829      $  2,716,114
                                                         =============      ============

Basic earnings per common share                          $        0.24      $       0.16
Diluted earnings per common share                        $        0.22      $       0.13
Basic weighted average shares outstanding                   12,627,854        11,752,568
Diluted weighted average shares outstanding                 20,982,304        19,342,568

                   The accompanying notes are an integral part of these consolidated financial statements.

                                  ZHONGPIN INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (AMOUNT IN U.S. DOLLARS) (UNAUDITED)

                                                                                                             Accumulated
                                                                                    Additional                 Other
                                           Preferred Stock         Common Stock      Paid In      Retained  Comprehensive
                                         Shares    Par Value    Shares   Par Value   Capital      Earnings     Income        Total
                                         ------    ---------    ------   ---------   -------      --------     ------        -----
January 1, 2006                                --   $    --   11,752,568  $11,753  $ 2,102,933  $12,097,834  $  303,748  $14,516,268
Increase in Common Stock                                         379,740      380                                                380
Increase in Preferred Stock             6,900,000     6,900           --       --           --           --          --        6,900
Warrant expense                                --        --           --       --       22,330           --          --       22,330
Net income for the period                      --        --           --       --           --    6,359,051          --    6,359,051
Increase in additional paid in capital         --        --           --       --   30,413,272                       --   30,413,272
Foreign currency translation adjustment        --        --           --       --           --           --   1,379,019    1,379,019
                                        ---------   -------   ----------  -------  -----------  -----------  ----------  -----------
Balance December 31, 2006               6,900,000     6,900   12,132,318   12,133   32,538,535   18,456,885   1,682,767   52,697,219

Preferred stock converted to common    (1,421,246)   (1,421)   1,421,246    1,421           --           --          --           --
Warrant expense                                --        --           --       --        9,570           --          --        9,570
Net income for the period                      --        --           --       --           --    4,572,288          --    4,572,288
Foreign currency translation adjustment        --        --           --       --           --           --     545,541      545,541
                                        ---------   -------   ----------  -------  -----------  -----------  ----------  -----------
Balance March 31, 2007                  5,478,754   $ 5,479   13,553,557  $13,554  $32,548,105  $23,029,172  $2,228,308  $57,824,618
                                        =========   =======   ==========  =======  ===========  ===========  ==========  ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                         ZHONGPIN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (AMOUNT IN U.S. DOLLARS) (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31,
                                                         -----------------------------
                                                             2007             2006
                                                             ----             ----
Cash flows from operating activities:
     Net income                                          $  4,572,288     $  2,574,964
     Adjustments to reconcile net income to
       net cash provided by (used in) operations:
        Minority interest                                          --           10,720
        Depreciation                                          415,186          145,734
        Amortization                                           47,177           10,017
        Warrant expense                                         9,570               --

        Changes in operating assets and liabilities:
           Accounts receivable and other receivables       (3,964,914)      (5,180,997)
           Purchase deposits                                 (336,695)          78,557
           Prepaid expense and deferred charges               (72,955)           4,645
           Inventories                                     (1,387,368)      (2,364,754)
           Tax refunds receivable                            (164,275)         492,903
           Accounts payable and other payable               3,161,786        1,084,766
           Accrued liabilities                                344,605               --
           Taxes payable                                      665,654          118,537
           Deposits from clients                            1,355,831           79,636
                                                         ------------     ------------
     Net cash provided by operating activities              4,645,890       (2,945,272)

Cash flows from investing activities:
     Construction in progress                              (9,534,346)      (3,725,926)
     Additions to fixed assets                               (497,433)        (236,210)
     Additions to intangible assets                           (87,143)              --
                                                         ------------     ------------
           Net cash used in investing activities          (10,118,922)      (3,962,136)

Cash flows from financing activities:
     Repayment of Bank overdraft                                   --         (619,579)
     Proceeds from short-term loans                        11,724,610               --
     Proceeds from long-term loans                              1,271               --
     Repayment of short-term loans                         (2,573,506)      (7,976,527)
     Proceeds from preferred stock                                 --       23,110,703
           Net cash provided by financing activities        9,152,375       14,514,597

     Effect of rate changes on cash                           545,541          136,367
                                                         ------------     ------------
     Increase (decrease) in cash and cash equivalents       4,224,884        7,743,556
     Cash and cash equivalents, beginning of period        21,692,814       10,142,394
                                                         ------------     ------------
     Cash and cash equivalents, end of period            $ 25,917,698     $ 17,885,950
                                                         ============     ============

Supplemental disclosures of cash flow information:
     Cash paid for interest                              $    428,320     $    352,002
     Cash paid for income taxes                          $    106,925     $    186,567

                   The accompanying notes are an integral part of these consolidated financial statements.

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

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

      On January 30, 2006, we consummated an agreement with the shareholders of Falcon whereby we issued 11,250,000 shares of our common stock in exchange for all of the issued and outstanding stock of Falcon. Immediately prior to the transaction there were 502,568 shares outstanding as compared to 11,752,568 shares outstanding immediately following the transaction. Consequently, Falcon became a wholly-owned subsidiary of our company. The transaction was accounted for as a reverse acquisition resulting in a recapitalization of Falcon, wherein Falcon's historical financial statements became those of our company, retrospectively restated to reflect the adopted capital structure of our company as if the transaction had occurred at the beginning of the first period presented. These financial statements have been adjusted to reflect such restatement.

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND NATURE OF OPERATIONS (continued)

      In conjunction with our acquisition of Falcon, on January 31, 2006, we sold for $8.00 per unit 3.45 million units, each consisting of two shares of Series A convertible preferred stock and a five-year warrant to purchase one common share at a purchase price of $5.00 per share. Each preferred share is convertible into one common share. The outstanding shares of Series A convertible preferred stock are convertible into an aggregate of 6,900,000 common shares and the outstanding warrants are exercisable to purchase an aggregate of 3,450,000 common shares.

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

      In June 2006, Zhumadian Zhongpin Food Company Limited was registered with a registered capital of 5,000,000 RMB ($625,344), which is 100%-owned by Henan Zhongpin Food Share Company Limited. In August 2006, Anyang Zhongpin Food Company Limited was registered with a registered capital of 4,800,000 RMB ($606,927), which is 100%-owned by Henan Zhongpin Food Share Company Limited. In September 2006, Henan Zhongpin Fresh Food Logistics Company Limited, Deyang Zhongpin Food Company Limited and Henan Zhongpin Business Development Company Limited were registered with the registered capitals of 1,500,000 RMB ($189,665), 1,000,000 RMB ($126,443) and 5,000,000 RMB ($632,215), respectively, which are all 100%-owned by Henan Zhongpin Food Share Company Limited. In October 2006, Heilongjiang Zhongpin Food Company Limited was registered with a registered capital of 1,000,000 RMB ($126,406), which is 100%-owned by Henan Zhongpin Food Share Company Limited.

      Details of Food Share's subsidiaries are as follows:

                                               DOMICILE/DATE OF         REGISTERED           PERCENTAGE
NAME                                             INCORPORATION            CAPITAL           OF OWNERSHIP
----                                             -------------            -------           ------------
Henan Zhongpin Industrial Company              PRC/Jan. 17, 2004       18,000,000 RMB         100.00%
  Limited                                                              ($2,173,913)

Henan Zhongpin Import and Export Trading       PRC/Aug. 11, 2004       5,060,000 RMB          100.00%
  Company                                                                ($611,111)

Zhumadian Zhongpin Food Company Limited        PRC/June 7, 2006        5,000,000 RMB          100.00%
                                                                         ($625,344)

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

                                               DOMICILE/DATE OF         REGISTERED           PERCENTAGE
NAME                                             INCORPORATION            CAPITAL           OF OWNERSHIP
----                                             -------------            -------           ------------
Anyang Zhongpin Food Company Limited           PRC/Aug 21, 2006        4,800,000 RMB          100.00%
                                                                        ($606,927)

Henan Zhongpin Fresh Food Logistics            PRC/Sep 14, 2006        1,500,000 RMB          100.00%
  Company Limited                                                       ($189,665)

Deyang Zhongpin Food Company Limited           PRC/Sep 25, 2006        1,000,000 RMB          100.00%
                                                                        ($126,443)

Henan Zhongpin Business Development            PRC/Sep 27, 2006        5,000,000 RMB          100.00%
  Company Limited                                                       ($632,215)

Heilongjiang Zhongpin Food Company Limited     PRC/Oct.17, 2006        1,000,000 RMB          100.00%
                                                                        ($126,406)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Zhongpin Inc. (formerly Strong Technical, Inc.), Falcon Link Investment Limited, Henan Zhongpin Food Co., Ltd., Henan Zhongpin Food Share Company Limited, Henan Zhongpin Industrial Company Limited, Henan Zhongpin Import and Export Trading Company, Zhumadian Zhongpin Food Company Limited, Anyang Zhongpin Food Company Limited, Henan Zhongpin Business Development Company Limited, Henan Zhongpin Fresh Food Logistics Company Limited, Deyang Zhongpin Food Company Limited and Heilongjiang Zhongpin Food Company Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

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

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

MINORITY INTEREST IN SUBSIDIARIES

      We record minority interest expense, which reflects the minority shareholders' portion of the earnings of Henan Zhongpin Industrial Company Limited and Henan Zhongpin Import and Export Trading Company. During 2004, Henan Zhongpin Industrial Company Limited increased its registered capital from 5,000,000 RMB ($603,864) to 18,000,000 RMB ($2,173,913), which required the minority holders to increase their investment by 1,560,000 RMB ($188,406), effectively increasing the minority interest shown on our balance sheet by $188,406. In November 2006, Henan Zhongpin Food Share Co. Limited acquired the minority interest shares of Henan Zhongpin Industrial Company Limited and Henan Zhongpin Import and Export Trading Company and became the 100% owner of Henan Zhongpin Industrial Company Limited and Henan Import and Export Trading Company.

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

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

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

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Diluted EPS is calculated by using the treasury stock method, assuming conversion of all potentially dilutive securities, such as stock options and warrants. Under this method, (i) exercise of options and warrants is assumed at the beginning of the period and shares of common stock are assumed to be issued,
(ii) the proceeds from exercise are assumed to be used to purchase common stock at the average market price during the period, and (iii) the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) are included in the denominator of the diluted EPS computation.

      The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                            2007           2006
                                                                            ----           ----
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)                                  $ 4,572,288    $ 2,574,964
Net income allocated to preferred stock                                   1,538,575        724,340
                                                                        -----------    -----------
Net income to common stockholders (Basic)                               $ 3,033,713    $ 1,850,624
                                                                        ===========    ===========

DENOMINATORS FOR BASIC AND DILUTED EPS
Common stock outstanding after recapitalization and 1:35.349
    reverse stock split                                                  12,627,854     11,752,568
                                                                        -----------    -----------
DENOMINATOR FOR BASIC EPS                                                12,627,854     11,752,568
  Add: Weighted average preferred as if converted                         6,404,457      4,600,000
  Add: Weighted average stock warrants outstanding                        1,949,993      2,990,000
                                                                        -----------    -----------
DENOMINATOR FOR DILUTED EPS                                              20,982,304     19,342,568
                                                                        ===========    ===========

EPS - Basic                                                             $      0.24    $      0.16
EPS - Diluted                                                           $      0.22    $      0.13

SHIPPING AND HANDLING COSTS

      Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. Direct shipping costs are included in operating expenses, which were approximately $575,000 and $228,000 for the three months ended March 31, 2007 and 2006, respectively. Handling costs are included in costs of sales, which ere approximately $261,000 and $175,000 for the three months ended March 31, 2007 and 2006, respectively.

ADVERTISING COSTS

      Advertising costs are expensed as incurred. Advertising expenses were approximately $207,000 and $26,000 for the three months ended March 31, 2007 and 2006, respectively.

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RESEARCH AND DEVELOPMENT COSTS

      The PRC government has made a cash grant to our company specifically to fund research and development. We have recorded this grant as a liability titled "Research & development grants payable" on our balance sheet. Qualifying research and development costs reduce the liability while non-qualifying research and development costs are expensed as incurred. Research and development costs were approximately $385,000 and $325,000 for the three months ended March 31, 2007 and 2006, respectively.

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

INCOME TAXES

      Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently-enacted tax laws. We recorded income tax expenses of $217,353 and $145,245 for the three months ended March 31, 2007 and 2006, respectively.

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      We withhold and pay income taxes on our employees' wages, which fund the Chinese government's sponsored health and retirement programs for all of our employees. For our employees, we were obligated to make contributions to the social insurance bureau under the laws of the PRC for pension and retirement benefits.

3.    BUSINESS ACQUISITIONS

      On August 11, 2004, Food Share formed Henan Zhongpin Import and Export Trading Company as a joint venture with Li Jun Wei, an individual, to facilitate exporting of our goods. Initially, Food Share owned 88.93% of Henan Zhongpin Import and Export Trading Company. In November 2006, Food Share acquired Li Jun Wei's share interest in, and became the 100% owner of, Henan Zhongpin Import and Export Trading Company.

      During 2001, Food Share acquired Yanlin Meat Factory and established Zhongpin Industrial Company Limited as a joint venture with three individuals. Initially, Food Share owned 88% of Zhongpin Industrial Company Limited. In November 2006, Food Share acquired the three individuals' share interest in, and became the 100% owner of, Zhongpin Industrial Company Limited.

4.    ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

      We accrue an allowance for bad debts related to our receivables. The receivable and allowance balances at March 31, 2007 and 2006 were as follows:

                                          MARCH 31, 2007    DECEMBER 31, 2006
                                          --------------    -----------------
     Accounts receivable                   $ 17,341,634       $ 13,763,260
     Other receivables                        2,567,368          2,176,858
     Allowance for bad debts                   (415,995)          (412,026)
                                           ------------       ------------
                                           $ 19,493,007       $ 15,528,092
                                           ============       ============

     Current                               $ 17,047,013       $ 13,471,450
     Non-current                              2,445,994          2,056,642
                                           ------------       ------------
                                           $ 19,493,007       $ 15,528,092
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

5.    INVENTORIES

      Inventories at March 31, 2007 and December 31, 2006 consisted of:

                                             MARCH 31, 2007   DECEMBER 31, 2006
                                             --------------   -----------------
      Raw materials                           $   236,948       $   307,202
      Low value consumables & packaging           530,767           401,177
      Work-in-progress                            728,072           487,930
      Finished goods                            9,969,060         8,881,170
                                              -----------       -----------
      Provision for loss of pricing                    --                --
                                              -----------       -----------
      Net inventories                         $11,464,847       $10,077,479
                                              ===========       ===========

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at cost at March 31, 2007 and December 31, 2006 consisted of:

                                         MARCH 31, 2007      DECEMBER 31, 2006
                                         --------------      -----------------
      Machinery and equipment             $ 12,603,046         $ 12,453,177
      Furniture and office equipment           549,199              434,128
      Motor vehicles                           420,491              416,479
      Buildings                             22,812,594           22,584,113
                                          ------------         ------------
         Subtotal                           36,385,330           35,887,897
      Less: Acquisition gain                   (93,402)             (92,510)
      Less: Accumulated depreciation        (3,612,532)          (3,198,237)
                                          ------------         ------------
      Net property and equipment          $ 32,679,396         $ 32,597,150
                                          ============         ============

Depreciation expense was $415,186 and $145,734 for the three months ended March 31, 2007 and 2006, respectively.

7.    INTANGIBLE ASSETS

      Intangible assets consist of prepaid land use rights. According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, we paid in advance for certain land use rights. Prepaid land use rights are being amortized and recorded as lease expense using the straight-line method over the use terms of 20 to 50 years. Intangible assets at March 31, 2007 and December 31, 2006 consisted of the following:

                                           MARCH 31, 2007   DECEMBER 31, 2006
                                           --------------   -----------------
      Land use rights                       $ 9,339,902       $ 9,250,410
      Accumulated amortization                 (269,859)         (220,333)
                                            -----------       -----------
                                            $ 9,070,043       $ 9,030,077
                                            ===========       ===========

Amortization expense was $47,177 and $10,017 for the three months ended March 31, 2007 adn 2006, respectively.

8.    CONSTRUCTION IN PROGRESS

      Construction in progress at March 31, 2007 and December 31, 2006 consisted of:

                                           COMPLETION
                                          OR ESTIMATED
        CONSTRUCTION PROJECT            COMPLETION DATE        MARCH 31, 2007         DECEMBER 31, 2006
        --------------------            ---------------        --------------         -----------------
Production line for chilled pork            May 2007             $ 11,949,453           $  9,313,544
  (in Zhumadian)
Production line for chilled pork          August 2007               5,936,904              1,161,339
  (in Anyang)
Land use right of Industrial Park
  No.4 land                              December 2007              1,104,928                970,147
Production line for prepared pork
  (in industrial plant)                    April 2007               2,530,301                542,493
Logistic Software                          July 2007                   29,583                 29,300
                                                                 $ 21,551,169           $ 12,016,823
                                                                 ============           ============

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

9.    LOANS PAYABLE

SHORT-TERM LOANS

     Short-term loans are due within one year. Of the $33.00 million aggregate principal amount of short-term loans at March 31, 2007, loans in the principal amount of $4.65 million were secured by our land and plants located in the PRC and loans in the aggregate principal amount of $28.32 million were guaranteed by Henan Zhongpin Industry Co., Ltd. These loans bear interest at prevailing lending rates in the PRC ranging from 5.85% to 7.34% per annum. At March 31, 2007, there was approximately $122.18 million in available unused lines of credit.

LONG-TERM LOANS

      Our long-term loan bears interest at the rate of 6.02% per annum.

      The balances of loans payable at March 31, 2007 and December 31, 2006 were as follows:

                                           MARCH 31, 2007   DECEMBER 31, 2006
                                           --------------   -----------------
          Short-Term Loans Payable          $32,996,302        $23,845,198
          Total Long-Term Loans Payable       2,059,285          2,058,014
                                            -----------        -----------
                                            $35,055,587        $25,903,212
                                            ===========        ===========

      Long-Term Repayment Schedule

          Payments due in 2007 - current portion                $  145,671
          Payments due in 2008                                     145,671
          Payments due in 2009                                     145,671
          Payments due in 2010                                     145,671
          Payments due in 2011                                     145,671
          Payments due thereafter                                1,330,930
                                                                ----------
                                                                $2,059,285
                                                                ==========

10.   COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

      From time to time, we have disputes that arise in the ordinary course of our business. As of March 31, 2007, there was no material legal proceeding to which we were a party or to which any of our property was subject that will have a material adverse effect on our financial condition.

REGISTRATION RIGHTS AGREEMENT

      In connection with the issuance of our Series A convertible preferred stock and warrants on January 30, 2006, we entered into a registration rights agreement with certain investors. The agreement requires us to effect the registration of our common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrants. If such registration was not effected by June 29, 2006, we were required to pay the investors liquidated damages in an amount equal to 1-1/2% per month times the amount paid by the investors for the purchase of our Series A convertible preferred stock and warrants (approximately $414,000 per month) until the registration statement we filed with the

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

10.   COMMITMENTS AND CONTINGENCIES (continued)

Securities and Exchange Commission (the "SEC") to effect such registration was declared effective by the SEC. On June 29, 2006, such registration statement had not become effective, and in July 2006 we began to accrue a liability in the amount of $414,000 per month for this contingency because a loss was reasonably possible and a loss amount could reasonably be estimated.

      On December 22, 2006, we amended the registration rights agreement and agreed to pay an aggregate of $1,044,357 in cash and to issue an aggregate of 379,743 shares of our common stock to settle in full our obligations under such agreement to have the registration statement required thereunder declared effective by the SEC in an timely manner. At the same time, in order to obtain the consent of investors to remove from such registration statement certain shares of common stock underlying our stock purchase warrants, we issued to such investors warrants to purchase an aggregate of 884,796 shares of common stock with an exercise price of $5.50 per share. The total expenses related to the penalty were $1,044,357 in cash, $2,848,073 related to the shares of common stock and $4,461,775 related to the warrants. On February 2, 2007, the initial registration statement we filed pursuant to the registration rights agreement was declared effective by the SEC.

11.   ALLOWANCES INCOME

      "Allowances income" consists of grants from the government of the PRC for our participation in specific programs, such as import and export, branding, and city maintenance and construction. We received allowances income for the three months ended March 31, 2007 and 2006 as follows:

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                             2007                  2006
                                             ----                  ----
       Allowances income                       --                $113,184

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

      As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the three months ended March 31, 2007 or during fiscal 2006 or 2005.

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

13.   NEW ACCOUNTING PRONOUNCEMENTS

      In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - an amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. We expect the Statement will have no material impact on our consolidated financial statements.

      In September 2006, Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We expect the Statement will have no material impact on our consolidated financial statements.

      In September 2006, Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We expect the Statement will have no material impact on our consolidated financial statements.

      In March 2006, Financial Accounting Standards Board ("FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. We expect the Statement will have no material impact on our consolidated financial statements.

      In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

13.   NEW ACCOUNTING PRONOUNCEMENTS (continued)

derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We expect the Statement will have no material impact on our consolidated financial statements.

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

      APPOINT AND ELECT A DIRECTOR. So long as the number of shares of common stock issuable upon conversion of the outstanding shares of Series A convertible preferred stock is greater than 10% of the number of outstanding shares of common stock (on a fully diluted basis), the holders of record of the

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

14.   PREFERRED STOCK (continued)

shares of Series A convertible preferred stock, exclusively and as a separate class, shall be entitled to elect one of our directors.

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

15.   WARRANTS

      In conjunction with the issuance of preferred stock discussed in Note 14, we issued warrants for the purchase of 3,450,000 shares of our common stock.

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

      On June 15, 2006, in conjunction with a one-year consulting agreement, we issued three-year warrants to purchase 100,000 shares of common stock at a price of $6.50 per share. The warrants vest monthly over a one-year period. These warrants were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period of one year. Consulting expense related to the warrants amounted to $9,570 for the three months ended March 31, 2007.

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

15.   WARRANTS (continued)

      On December 22, 2006, in conjunction with an amendment to a registration rights agreement, we issued to investors warrants to purchase 884,796 shares of common stock at a price of $5.50 per share. The warrants were accounted for using the fair value method. Penalty expense related to the warrants amounted to $4,461,775 for the year ended December 31, 2006. There was no penalty expense accrued for the three months ended March 31, 2007.

      The following table provides certain information with respect to the above-referenced warrants outstanding at March 31, 2007:

                                                                      WEIGHTED AVERAGE    WEIGHTED AVERAGE
                          EXERCISE PRICE         NUMBER OUTSTANDING    EXERCISE PRICE       LIFE - YEARS
                          --------------         ------------------    --------------       ------------
     Warrants             $4.00 - $6.50              5,469,796              $4.98                3.95

      The following table provides certain information with respect to warrants exercisable at March 31, 2007:

                                                                WEIGHTED AVERAGE
                      EXERCISE PRICE     NUMBER OUTSTANDING      EXERCISE PRICE
                      --------------     ------------------      --------------
     Warrants          $4.00 - $6.50         5,445,796               $4.98

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

                                  ZHONGPIN INC.
                    NOTES TO CONSOLIATED FINANCIAL STATEMENTS

16.   SEGMENT REPORTING (continued)

                                                                    SALES BY SEGMENT
                                                               (U.S. DOLLARS IN MILLIONS)

                                                  THREE MONTHS ENDED
                                                        MARCH 31,                                    PERCENTAGE
                                           ------------------------------            NET CHANGE        CHANGE
                                             2007                  2006               2007/2006       2007/2006
                                             ----                  ----               ---------       ---------
Pork and Pork Products...........
     Chilled Pork................          $ 28.48                $ 10.34               $ 18.14          175%
     Frozen Pork.................            20.29                  16.17                  4.12           25%
     Prepared Pork Products......             5.85                   3.27                  2.58           79%
Vegetables and Fruits............             1.17                   0.72                  0.45           63%
                                           -------                -------               -------
           Total.................          $ 55.79                $ 30.50               $ 25.29           83%
                                           =======                =======               =======


                                                              OPERATING INCOME BY SEGMENT
                                                              (U.S. DOLLARS IN MILLIONS)
                                                                                              OPERATING
                                                                                         MARGIN THREE MONTHS
                                           THREE MONTHS ENDED                                   ENDED
                                                MARCH 31,               CHANGE                MARCH 31,
                                          -------------------         ---------          --------------------
                                           2007          2006         2007/2006          2007           2006
                                           ----          ----         ---------          ----           ----
Pork and Pork Products
    Chilled Pork ...................      $2.48         $0.96           $1.52             8.71%         9.28%
    Frozen Pork.....................       1.75          1.44            0.31             8.62%         8.91%
    Prepared Pork Products..........       0.85          0.41            0.44            14.53%        12.54%
Vegetables and Fruits...............       0.13          0.07            0.06            11.11%         9.72%
                                          -----         -----           -----
           Total....................      $5.21         $2.88           $2.33             9.34%         9.44%
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

      THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS ASSUMPTIONS, RISKS AND UNCERTAINTIES THAT MAY CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY US IN THOSE STATEMENTS. SOME OF THESE RISKS ARE DESCRIBED IN "RISK FACTORS" IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006.

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

OVERVIEW

      We are principally engaged in the meat and food processing and distribution business in the PRC. Currently, we have six processing plants located in Henan and Heilongjiang Provinces in the PRC, with a total of nine production lines. Our current total production capacity for chilled pork and frozen pork, including the average production capacity of approximately 167 metric tons per day from OEM partners, is 493 metric tons per day, including the average production capacity from OEM partners, based on an 8-hour working day, or approximately 177,480 metric tons on an annual basis. We also have production capacity for prepared meats of 70 metric tons per 8-hour day (or approximately 25,200 metric tons on an annual basis) and for fruits and vegetables, including the average production capacity of OEM partners, of 43 metric tons per 8-hour day including the average production capacity of approximately eight metric tons per day supported by OEM partners (or approximately 15,480 metric tons on an annual basis). We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

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

      On August 21, 2006, Henan Zhongpin formed a new wholly-owned subsidiary, Anyang Zhongpin Food Company Limited, through which we plan to invest approximately $13.5 million to construct a new facility in northern Henan Province with a production capacity of 175 metric tons per 8-hour working day, or approximately 63,000 metric tons on an annual basis. Approximately 60% of the production capacity will be designed for the production of chilled pork and approximately 40% will be designed for the production of frozen pork. We plan to put the new plant into operation in the third quarter of fiscal 2007.

      On April 26, 2007, Henan Zhongpin formed a new wholly-owned subsidiary, Luoyang Zhongpin Food Company Limited, for the purpose of constructing a production facility to be located in western Henan Province. We plan to invest approximately $14.5 million to construct this facility, which is planned to have a production capacity of 195 metric tons per 8-hour working day, or approximately 70,000 metric tons on an annual basis. Approximately 60% of the production capacity will be designed for the chilled pork and the remaining approximately 40% will be designed for the frozen pork. We plan to put the new facility into operation in the first quarter of fiscal 2008.

      Our products are sold under the "Zhongpin" brand name. Our customers include over 17 international or domestic fast food companies in the PRC, over 39 export-registered processing factories and over 1,546 school cafeterias, factory canteens, army posts and national departments. We also sell directly to over 2,813 retail outlets, including supermarkets, within the PRC.

      Since 2001, we have been one of the "leading agricultural industrial enterprises" in the PRC. Over the past five fiscal years, we achieved a compound annual growth rate of 56% in terms of revenues and 57% in terms of net profits. We have established distribution networks in more than 24 provinces, including four cities with special legal status, in the North, East, South and South Midland of the PRC, and also have formed strategic partnerships with leading supermarket chains and the catering industry in the PRC. In addition, we export products to the European Union, Southeast Asia, Russia and South Africa.

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

      ACCOUNTS RECEIVABLE. We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an allowance for doubtful accounts equivalent to those accounts that are not collected within one year plus 5% of receivables less than one year old. As of March 31, 2007, we were successful in collecting $73,800, or approximately 36%, of doubtful accounts that were outstanding at December 31, 2006 for longer than one year. It is management's belief that the current bad debt allowance adequately reflects an appropriate estimate based on management's judgment.

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

      The goodwill impairment test is a two-step process. First, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is determined on the basis of discounted cash flow. If the carrying value exceeds fair value of the reporting unit, a second step must be completed in order to determine the amount of goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. Annual impairment testing for indefinite-lived intangible assets compares the fair value and carrying value of the intangible. The fair value of indefinite-lived intangible assets is determined on the basis of discounted cash flows. If the carrying value exceeds fair value, the indefinite-lived intangible asset is considered impaired and an impairment charge is recorded for the difference. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of long-lived assets.

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

RESULTS OF OPERATIONS

      In fiscal 2007, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last five years. In February 2006, we completed the construction of a new, fresh-chilled meat processing facility in the Zhongpin Industrial Park II. In November 2006, we added an additional processing plant by leasing a meat processing plant in Heilongjiang Province and we are currently constructing additional processing facilities in Henan Province. We also are expanding our capability in temperature-controlled, physical logistic systems. We expect to continue to expand our capital base, to scale up operations and to develop new markets, streamline our supply chain management, continue the development of our information technology systems, invest in training and human resources development and accelerate revenue and profit growth.

      In fiscal 2007, we expect the results of the pork and pork products segment of our business to remain strong. While supply is expected to be ample, live hog prices are expected to remain at their current relatively-high levels. We anticipate that our gross profit margin will decrease slightly during the remainder of fiscal 2007 due to the increase in the prices of raw materials. We anticipate strong demand for pork throughout the remainder of fiscal 2007. We also expect to increase our market share in the meat and meat products segment in our target markets in fiscal 2007.

      The following table sets forth, for the periods indicated, certain statement of operations data:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -------------------------
                                                        2007             2006
                                                        ----             ----
                                                     (U.S. dollars in thousands)

Revenues:
   Sales revenues                                     $ 55,792        $ 30,494
   Cost of sales                                        48,050          25,914
                                                      --------        --------
   Gross profit                                          7,742           4,580

Operating expenses:
   General and administrative expenses
                                                         1,405             899
   Operating expenses                                    1,126             804
                                                      --------        --------
       Total operating expenses                          2,531           1,703
                                                      --------        --------

Income from operations                                   5,211           2,876

Other income (expense):
Interest income                                             22              96
Other income                                                (4)             12
Allowance income                                            --             113
   Exchange gain                                             3              14
   Interest expense                                       (443)           (380)
                                                      --------        --------
         Total other income (expense)                     (422)           (145)
                                                      --------        --------

Net income before taxes                                  4,790           2,731
Provision for income taxes                                 217             145
                                                      --------        --------

Net income after taxes                                   4,572           2,586
Minority interest in gain (loss)                            --              11
                                                      --------        --------
Net income                                               4,572           2,575
   Foreign currency translation adjustment                 546             141
                                                      --------        --------
Comprehensive income                                  $  5,118        $  2,716
                                                      ========        ========

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

      REVENUE. Total revenue increased from $30.49 million for the three months ended March 31, 2006 to $55.79 million for the three months ended March 31, 2007, which represented an increase of $25.30 million, or approximately 83%. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from the effects of the continued increase in the amount of branded stores sales and increased sales to food service distributors. During the three months ended March 31, 2007, nine new showcase stores, 29 new "branded" retail stores and 54 new supermarket counters were opened and we expanded our marketing and sales efforts to include six additional second-tier cities and 20 additional third-tier cities domestically.

      During the three months ended March 31, 2007, revenues from sales to branded stores increased to $26.1 million, which represented an increase of $11.2 million, or approximately 75%, as compared to the three months ended March 31, 2006. During the three months ended March 31, 2007, revenues from sales to food service distributors increased to $10.5 million, which represented an increase of $5.5 million, or approximately 110%, as compared to the three months ended March 31, 2006. During the three months ended March 31, 2007, revenues from sales to restaurants and non-commercial customers increased to $14.3 million, which represented an increase of $6.6 million, or approximately 86%, as compared to the three months ended March 31, 2006. During the three months ended March 31, 2007, revenues from export sales increased to $4.9 million, which represented an increase of $2.0 million, or approximately 69%, as compared to the three months ended March 31, 2006.

      COST OF SALES. Cost of sales increased from $25.91 million for the three months ended March 31, 2006 to $48.05 million for the three months ended March 31, 2007, which represented an increase of $22.14 million, or approximately 85%. The increase of cost of sales was primarily due to the corresponding increase in sales. The gross profit margin (gross profit divided by total sales revenue) decreased from 15.02% for the three months ended March 31, 2006 to 13.88% for the three months ended March 31, 2007. The decrease in gross profit margin was primarily due to an increase in the cost of raw materials, which was offset, in part, by a slight increase in the market prices for pork products during the three months ended March 31, 2007.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $0.90 million for the three months ended March 31, 2006 to $1.40 million for the three months ended March 31, 2007, which represented an increase of $0.50 million, or approximately 56%. As a percentage of revenues, general and administrative expenses decreased from 2.95% for the three months ended March 31, 2006 to 2.52% for the three months ended March 31, 2007. The increase in the net amount of general and administrative expenses was primarily the result of the expansion of our operations and the additional expenses we incurred as a publicly-traded company that is reporting under the U.S. federal securities laws.

      OPERATING EXPENSES. Operating expenses increased from $0.80 million for the three months ended March 31, 2006 to $1.13 million for the three months ended March 31, 2007, which represented an increase of $0.33 million, or approximately 41%. As a percentage of revenue, operating expenses decreased from 2.64% for the three months ended March 31, 2006 to 2.02% for the three months ended March 31, 2007. The increase in net amount of operating expenses was primarily the result of the increased scale of our operations.

      INTEREST EXPENSE. Interest expense increased from $0.38 million for the three months ended March 31, 2006 to $0.44 million for the three months ended March 31, 2007, which represented an increase of $0.06 million, or approximately 16%. The increase in interest expense was primarily a result of increased short-term bank loans. Our average outstanding bank debt increased by approximately $9.38 million from $20.75 million for the three months ended March 31, 2006 to $30.13 million for the three months ended March 31, 2007. Our weighted average borrowing rate decreased from 7.32% for the three months ended March 31, 2006 to 5.88% for the three months ended March 31, 2007.

      INTEREST INCOME, ALLOWANCE INCOME, OTHER INCOME AND EXCHANGE GAIN (LOSS). Interest income, allowances income, other income and exchange gain (loss) decreased from $0.23 million for the three months ended March 31, 2006 to $0.02 million for the three months ended March 31, 2007, which represented a decrease of $0.21 million, or approximately 91%. This decrease was primarily due to a decrease in allowance income.

      INCOME TAXES. The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products including raw meat products and raw fruits and vegetable products. The increase of $0.07 million in the provision for income taxes for the three months ended March 31, 2007 over the three months ended March 31, 2006 resulted from an increase of $0.22 million in our income from the sale of prepared products for the three months ended March 31, 2007.

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

      The following tables set forth our revenues, sales in metric tons, operating income and production processed in metric tons by segment for the three months ended March 31, 2007 and 2006, and the percentage increases for each segment between two periods. The data for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year, for any other interim period or for any future year.

                                                                  SALES BY SEGMENT
                                                             (U.S. DOLLARS IN MILLIONS)

                                                  THREE MONTHS ENDED
                                                        MARCH 31,                                      PERCENTAGE
                                           ------------------------------             NET CHANGE         CHANGE
                                             2007                   2006               2007/2006        2007/2006
                                             ----                   ----               ---------        ---------
Pork and Pork Products
     Chilled Pork................          $ 28.48                $ 10.34               $ 18.14            175%
     Frozen Pork.................            20.29                  16.17                  4.12             25%
     Prepared Pork Products......             5.85                   3.27                  2.58             79%
Vegetables and Fruits............             1.17                   0.72                  0.45             63%
                                           -------                -------               -------
           Total.................          $ 55.79                $ 30.50               $ 25.29             83%
                                           =======                =======               =======

                                                                     SALES BY SEGMENT
                                                                     (IN METRIC TONS)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,                                      PERCENTAGE
                                             ----------------------------             NET CHANGE       CHANGE
                                              2007                  2006              2007/2006       2007/2006
                                              ----                  ----              ---------       ---------
Pork and Pork Products
  Chilled Pork...................            23,348                 9,398               13,950           148%
  Frozen Pork....................            16,803                14,783                2,020            14%
  Prepared Pork Products.........             3,338                 2,236                1,102            49%
Vegetables and Fruits............             2,183                 1,021                1,162           114%
                                             ------                ------               ------
           Total.................            45,672                27,438               18,234            66%
                                             ======                ======               ======

                                                               OPERATING INCOME BY SEGMENT
                                                               (U.S. DOLLARS IN MILLIONS)
                                                                                                OPERATING
                                             THREE MONTHS ENDED                             MARGIN THREE MONTHS
                                                  MARCH 31,                                   ENDED MARCH 31,
                                            -------------------        NET CHANGE          --------------------
                                             2007          2006        2007/2006            2007          2006
                                             ----          ----        ---------            ----          ----
Pork and Pork Products
    Chilled Pork ...................        $2.48         $0.96           $1.52             8.71%         9.28%
    Frozen Pork.....................         1.75          1.44            0.31             8.62%         8.91%
    Prepared Pork Products..........         0.85          0.41            0.44            14.53%        12.54%
Vegetables and Fruits...............         0.13          0.07            0.06            11.11%         9.72%
                                            -----         -----           -----
           Total....................        $5.21         $2.88           $2.33             9.34%         9.44%
                                            =====         =====           =====

                                                                 PRODUCTION BY SEGMENT
                                                                    (IN METRIC TONS)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,                                     PERCENTAGE
                                             ------------------------------           NET CHANGE        CHANGE
                                              2007                    2006             2007/2006      2007/2006
                                              ----                    ----             ---------      ---------
Pork and Pork Products
  Chilled Pork...................            23,154                  10,003              13,151          131%
  Frozen Pork....................            16,805                  15,683               1,122            7%
  Prepared Pork Products.........             3,357                   2,301               1,056           46%
Vegetables and Fruits............             3,117                   1,737               1,380           79%
                                             ------                  ------              ------
           Total.................            46,433                  29,724              16,709           56%
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

      The following table sets forth our revenues by sales channel for the three months ended March 31, 2007 and 2006.

                          SALES BY DISTRIBUTION CHANNEL
                           (U.S. DOLLARS IN MILLIONS)

                                                       THREE MONTHS ENDED MARCH 31,
                                          -----------------------------------------------------
        DISTRIBUTION CHANNEL                       2007                           2006
        --------------------              ----------------------         ----------------------
                                          AMOUNT         PERCENT          AMOUNT        PERCENT
                                          ------         -------          ------        -------
Branded stores......................      $ 26.1           46.8%         $  14.9          49.0%
Food services distributors..........        10.5           18.9              5.0          16.3
Restaurants and non-commercial......        14.3           25.6              7.7          25.3
Export..............................         4.9            8.7              2.9           9.4
                                          ------          -----           ------         -----
     Total..........................      $ 55.8          100.0%          $ 30.5         100.0%
                                          ======          =====           ======         =====

      The following table sets forth information with respect to the average number of products offered by our company, the average number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products for each of the three years ended December 31, 2004, 2005 and 2006 and the three months ended March 31, 2007.

                                                      YEAR ENDED DECEMBER 31,
                                               ----------------------------------           THREE MONTHS ENDED
                                               2004           2005           2006             MARCH 31, 2007
                                               ----           ----           ----             --------------
No. of products...........................      125            168            229                   235
No. of retail stores......................      978          2,100          2,721                 2,813
Expansion of Market Coverage
   No. of Provinces.......................       23             24             24                    24
   No. of first-tier cities...............       23             29             29                    29
   No. of second-tier cities..............       36             44             75                    81
   No. of third-tier cities...............      109            142            226                   246

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations over the three years ended December 31, 2006 and the three months ended March 31, 2007 primarily through cash from operating activities and borrowings under our lines of credit with various lending banks in the PRC. In January 2006, we completed a private placement of our Series A convertible preferred stock and common stock purchase warrants and received net proceeds of approximately $23.11 million. At December 31, 2004, 2005 and 2006 and at March 31, 2007 we had cash and cash equivalents of $5.20 million, $10.14 million, $21.69 million and $25.92 million, respectively.

      Net cash provided by operating activities was $4.62 million in the three months ended March 31, 2007. Net cash provided by operating activities in the three months ended March 31, 2007 consisted primarily of net profit of $4.57 million due to increased revenue and an increase of $3.16 million in accounts payable and other payables due to improved payment terms to suppliers. Net cash used in operating activities for the three months ended March 31, 2007 was primarily attributable to an increase of $3.96 million in accounts receivable and other receivable and an increase of $1.39 million in inventory. The increase in both accounts receivable and inventory levels during the period was primarily due to our increased sales. Over the past year, management has focused on reducing the average age of our accounts receivable. Our average accounts receivable turnover days decreased from approximately 36 days during the three months ended March 31, 2006 to approximately 25 days during the three months ended March 31, 2007. However, our average inventory turnover days increased from approximately 12 days during the three months ended March 31, 2006 to approximately 20 days during the three months ended March 31, 2007 because we had an unusually small inventory level at December 31, 2005.

      Net cash used in investing activities was $10.09 million in the three months ended March 31, 2007. At March 31, 2007, our investment in facility construction in progress increased by approximately $9.53 million as compared to the amount of such investment at December, 31, 2006. During the three months ended March 31, 2007, a total of $0.46 million was invested in the purchase of fixed assets. In addition, we expended an additional $0.09 million for an investment in land use rights during the three months ended March 31, 2007.

      Net cash provided by financing activities was $9.15 million in the three months ended March 31, 2007. During the three months ended March 31, 2007, cash provided by financing activities included the net proceeds from short-term loans of $11.72 million. The net cash used in financing activities included the repayment of short-term indebtedness in the aggregate amount of $2.57 million.

      At March 31, 2007, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $33.00 million with a weighted average interest rate per annum of 6.24%, and lines of credit with aggregate credit availability of $122.18 million, as follows:

                                                MAXIMUM CREDIT
BANK                                             AVAILABILITY    AMOUNT BORROWED    INTEREST RATE     MATURITY DATE
----                                             ------------    ---------------    -------------     -------------
Agriculture Bank of China....................   $  23,273,254     $  2,456,621          7.34%           09/10/2007
                                                                     2,585,917          7.34            12/25/2007
                                                                       905,071          7.34            12/29/2007

Industrial and Commercial Bank of China......      25,859,171        1,939,438          5.85%           05/24/2007
                                                                     1,939,438          5.85            05/30/2007
                                                                     1,939,438          6.12            10/11/2007

China Construction Bank......................      11,636,627        2,585,917          6.12%           01/10/2008
                                                                     2,327,325          6.12            01/17/2009

CITIC Industrial Bank........................       6,464,793        5,171,834          5.85%           07/16/2007

Agriculture Development Bank of China........      62,062,010        3,878,876          5.85%           07/03/2007
                                                                     2,585,917          5.85            07/17/2007

                                                MAXIMUM CREDIT
BANK                                             AVAILABILITY    AMOUNT BORROWED    INTEREST RATE     MATURITY DATE
----                                             ------------    ---------------    -------------     -------------
Shanghai Pudong development Bank of
   China.....................................       6,464,793          775,775          6.12%           01/18/2008
                                                                     3,878,876          6.39            03/29/2008

Bank of China................................      10,343,668               --

Commercial Bank of China.....................       5,171,834               --
Guangdong Development Bank...................       3,878,876               --

City Finance -short-term.....................              --           25,859          0.00%           Extendable
                                                -------------     ------------
                  Total......................   $ 155,155,026     $ 32,996,302
                                                =============     ============

Canadian Government Transfer Loan............                     $  1,780,440             *            05/15/2043
Canadian Government Transfer Loan
   -Current portion..........................                     $    145,671          6.02%           05/15/2008

City Finance.................................                     $    133,175          0.00%              None

----------
* 58% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free. All repayments are applied first to the interest-bearing portion of this loan.

      Of our outstanding short-term indebtedness at March 31, 2007, $4.65 million aggregate principal amount of loans was secured by our land and plants located in the PRC and $28.32 million aggregate principle amount of loans was guaranteed by Henan Zhongpin Industrial Co., Ltd.

      We believe our existing cash and cash equivalents, together with our available lines of credit, will be sufficient to finance our investment to the new facilities, operating requirements and anticipated capital expenditures of approximately $27.5 million over the next 12 months. However, we also expect to sell additional debt or equity securities in fiscal 2007 to raise funds for additional capital projects or strategic acquisitions that will enable us to strengthen our market position and accelerate our growth.

CONTRACTUAL COMMITMENTS

      The following table summarizes our contractual obligations at March 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

                                                                         PAYMENTS DUE BY PERIOD
                                                                             (IN THOUSANDS)
                                                          -----------------------------------------------------
                                                          LESS THAN                                   MORE THAN
CONTRACTUAL OBLIGATIONS                        TOTAL       1 YEAR       1-3 YEARS     3-5 YEARS        5 YEARS
-----------------------                        -----       ------       ---------     ---------        -------
Long-term debt obligations...............      $2,047        $146           $292          $292           $1,317
Capital lease obligations................          --          --             --            --               --
Operating lease obligations..............         721         250            471            --               --
Purchase obligations.....................          --          --             --            --               --
Other obligations........................          --          --             --            --               --
                                               ------        ----           ----          ----           ------
         Total...........................      $2,768        $396           $763          $292           $1,317
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

                                  ZHONGPIN INC.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 1A. RISK FACTORS

      During the three months ended March 31, 2007, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except as follows:

RECENT AMENDMENTS TO THE CORPORATE INCOME TAX LAW IN THE PRC MAY INCREASE THE INCOME TAXES PAYABLE BY OUR OPERATING SUBSIDIARIES LOCATED IN THE PRC, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.

      On March 16, 2007, the National People's Congress of the PRC adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries is subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position or operating results.

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

                                           Date: May 10, 2007


                                           By: /s/ Xianfu Zhu
                                               ---------------------------------
                                               Xianfu Zhu
                                               Chief Executive Officer


                                           By: /s/ Yuanmei Ma
                                               ---------------------------------
                                               Yuanmei Ma
                                               Chief Financial Officer

                                  EXHIBIT INDEX

 EXHIBIT
  NUMBER                            EXHIBIT TITLE
  ------       -----------------------------------------------------------------

   10.1 Amended and Restated 2006 Equity Incentive Plan of Zhongpin Inc., incorporated by reference to Annex A to our Proxy Statement dated May 7, 2007 filed with the Commission on April 30, 2007.

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

----------
*     Filed herewith