Form 10-Q
period 2007-06-30
ZHONGPIN INC.
filed 2007-08-09
CIK 1277092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________________________   to  ___________________________________

Commission File Number : 333-112111

Zhongpin Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-2100419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Changshe Road, Changge City, Henan Province, People’s Republic of China	_______________
(Address of principal executive offices)	(Zip Code)

011 86 374-6216633
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐   Accelerated filer   ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO   ☒

As of August 1, 2007, 19,236,392 shares of the registrant’s common stock, and 3,125,000 shares of the registrant’s Series A preferred stock, each such share convertible into one share of the registrant’s common stock, were outstanding.

ZHONGPIN INC.

FORM 10-Q

i

ZHONGPIN INC.

Part I - Financial Information

Item 1. Financial Statements

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive income, of changes in stockholders’ equity, and of cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$41,358,434	$21,692,814
Accounts receivable and other receivables	18,833,340	13,471,450
Purchase deposits	163,305	-
Prepaid expenses and deferred charges	513,252	200,436
Inventories	10,516,361	10,077,479
Tax refund receivables	1,938,696	1,079,002
Total current assets	73,323,388	46,521,181

Property, plant and equipment (net)	37,849,062	32,597,150

Other receivables (net)	2,079,348	2,056,642
Construction contracts	29,044,353	12,016,823
Intangible assets (net)	14,326,996	9,030,077

Total assets	$156,623,147	$102,221,873

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other payables	33,016,328	20,712,794
Accrued liabilities	1,988,137	1,597,557
Short term loans payable	38,763,049	23,845,198
Taxes payable	99,832	378,705
Deposits from clients	2,541,633	683,814
Research and development grants payable	237,613	248,572
Long term loans payable-current portion	145,671	145,671
Total current liabilities	76,792,263	47,612,311

Long term loans payable	1,842,854	1,912,343

Total liabilities	78,635,117	49,524,654

Equity
Preferred stock: par value $0.001; 25,000,000 authorized; 3,125,000 and 6,900,000 shares issued and outstanding	3,125	6,900
Common stock: par value $0.001; 100,000,000 authorized; 19,039,670 and 12,132,311shares issued and outstanding	19,040	12,133
Additional paid in capital	51,110,951	32,538,535
Retained earnings	23,636,892	18,456,884
Accumulated other comprehensive income	3,218,022	1,682,767
Total equity	77,988,030	52,697,219

Total liabilities and equity	$156,623,147	$102,221,873

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Sales revenues	$63,678,460	$31,777,348	$119,470,238	$62,270,855
Cost of sales	55,501,129	27,052,820	103,550,751	52,966,975
Gross profit	8,177,331	4,724,528	15,919,487	9,303,880

Operating expenses
General and administrative expenses	1,539,441	1,579,624	2,944,160	2,478,648
Non-cash compensation expense	4,134,573	-	4,134,573	-
Operating expenses	1,118,416	716,090	2,244,361	1,520,236
Total operating expenses	6,792,430	2,295,714	9,323,094	3,998,884

Income from operations	1,384,901	2,428,814	6,596,393	5,304,996

Other income
Interest income	105,020	149,648	126,924	245,338
Other income	135,257	23,844	130,829	36,236
Allowances income	3,449	1,113,661	3,449	1,226,845
Exchange gain	2,663	4,319	6,147	18,028
Interest expense	(628,530)	(227,587)	(1,071,341)	(607,815)
Total other income (expense)	(382,141)	1,063,885	(803,992)	918,632

Net income before taxes	1,002,760	3,492,699	5,792,401	6,223,628
Provision for income taxes	395,040	171,945	612,393	317,190

Net income after taxes	607,720	3,320,754	5,180,008	5,906,438
Minority interest	-	8,575	-	19,295

Net income	$607,720	$3,312,179	$5,180,008	$5,887,143

Foreign currency translation adjustment	$989,714	$123,941	$1,535,255	$265,091
Comprehensive income	$1,597,434	$3,436,120	$6,715,263	$6,152,234

Basic earnings per common share	$0.03	$0.18	$0.27	$0.34
Diluted earnings per common share	$0.03	$0.14	$0.26	$0.28
Basic weighted average shares outstanding	14,906,446	11,752,578	13,815,630	11,752,578
Diluted weighted average shares outstanding	20,633,233	23,137,578	20,286,545	21,248,411

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amount in U.S. dollars) ( Unaudited)

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Par value	Shares	Par value	Paid In Capital	Retained Earnings	Comprehensive Income	Total
December 31, 2006	6,900,000	$6,900	12,132,318	$12,133	$32,538,535	$18,456,884	$1,682,767	$52,697,219

Preferred stock converted to common	(3,775,000)	(3,775)	3,775,000	3,775	-	-	-	-
Increase in Common Stock	-	-	3,132,352	3,132	-	-	-	3,132
Warrant expense	-	-	-	-	19,140	-	-	19,140
One time non-cash compensation adjustment	-	-	-	-	4,134,573	-	-	4,134,573
Increase in additional paid in capital	-	-	-	-	14,418,703	-	-	14,418,703
Net income for the period	-	-	-	-	-	5,180,008	-	5,180,008
Foreign currency translation adjustment	-	-	-	-	-	-	1,535,255	1,535,255
Balance June 30, 2007	3,125,000	$3,125	19,039,670	$19,040	$51,110,951	$23,636,892	$3,218,022	$77,988,030

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars) ( Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,180,008	$5,887,143
Adjustments to reconcile net income to net cash provided by (used in) operations:
Minority interest	-	19,295
Depreciation	782,677	361,958
Amortization	153,243	51,605
Exchange gain	-	(18,027)
Provision for allowance for bad debt	-	(76)
Warrants expense	19,140	3,190
One-time non-cash compensation adjustment	4,134,573	-

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(5,384,596)	(4,101,052)
Purchase deposits	(163,305)	131,963
Prepaid expense and deferred charges	(312,815)	(41,976)
Inventories	(438,882)	(4,005,506)
Tax refunds receivable	(859,694)	(150,386)
Accounts payable and other payable	12,292,575	(249,154)
Accrued liabilities	390,580	-
Taxes payable	(278,873)	(1,112,251)
Deposits from clients	1,857,819	(519,067)
Net cash provided by (used in) operating activities	17,372,450	(3,742,341)

Cash flows from investing activities:
Construction in progress	(17,027,530)	-
Additions to fixed assets	(6,034,589)	(4,669,791)
Additions to intangible assets	(5,450,162)	(3,775,109)
Net cash used in investing activities	(28,512,281)	(8,444,900)

Cash flows from financing activities:
Repayment of Bank overdraft	-	(619,579)
Proceeds from short-term loans	19,707,990	10,492,500
Repayment of short-term loans	(4,790,139)	(16,543,734)
Repayment of long-term loans	(69,489)	(157,283)
Proceeds from preferred stock	-	23,110,703
Proceeds from common stock	14,421,835	-
Net cash provided by financing activities	29,270,197	16,282,607

Effect of rate changes on cash	1,535,254	281,279
Increase (decrease) in cash and cash equivalents	19,665,620	4,376,645
Cash and cash equivalents, beginning of period	21,692,814	10,142,394
Cash and cash equivalents, end of period	41,358,434	14,519,039

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,174,112	$636,044
Cash paid for income taxes	$669,237	$312,672

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

1.             ORGANIZATION AND NATURE OF OPERATIONS

Zhongpin Inc. (“Zhongpin”) was incorporated on February 4, 2003 as Strong Technical Inc. in the State of Delaware for the purpose of operating a personnel outsourcing service that provides skilled workers to industry. On March 30, 2005, an 82.4% controlling interest in our company was acquired by Halter Capital Corporation and all previous operations were discontinued. On January 30, 2006, we acquired Falcon Link Investment Limited (“Falcon”) in a stock exchange by issuing 11,250,000 shares of our common stock in exchange for all of the issued and outstanding capital stock of Falcon. The acquisition transaction was accounted for as a reverse acquisition resulting in the recapitalization of Falcon. Accordingly, the historical financial statements of Falcon have been retroactively restated to give effect to the recapitalization as if it had occurred at the beginning of the first period presented. Zhongpin and its subsidiaries are collectively referred to herein as “our company,” “we,” “us” and “our.”

Falcon was incorporated in the Territory of the British Virgin Islands (“BVI”) on July 21, 2005 as a holding company for the purpose of owning all of the equity interests of Henan Zhongpin Food Co., Ltd. (“HZFC”), a People’s Republic of China (“PRC”) company. Falcon acquired 100% ownership of HZFC by paying 20,940,000 Renminbi (“RMB”) ($2,528,986) to the stockholders of HZFC, who also were the stockholders of Falcon. The transaction was accounted for as a transfer of entities under common control, wherein HZFC was the continuing entity. The historical financial statements of Falcon are essentially those of HZFC and are shown as if the transfer had taken place at the beginning of the first period presented.

HZFC was established in the PRC on May 20, 2005 for the sole purpose of holding the capital stock of Henan Zhongpin Food Share Company Limited (“Food Share”) and its subsidiaries. The owners of Food Share formed HZFC by investing 16,000,000 RMB ($1,932,367). HZFC acquired Food Share by paying 15,040,000 RMB ($1,816,425) to the stockholders of Food Share, who were also the stockholders of HZFC, in exchange for 100% ownership of Food Share. The transaction was accounted for as a transfer of entities under common control, wherein Food Share was the continuing entity with an increase in registered capital of 960,000 RMB ($115,942). The historical financial statements of HZFC are essentially those of Food Share shown with an increase in capital as if the transfer had taken place at the beginning of the first period presented.

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

On January 30, 2006, we consummated an agreement with the shareholders of Falcon whereby we issued 11,250,000 shares of our common stock in exchange for all of the issued and outstanding stock of Falcon. Immediately prior to the transaction there were 502,568 shares outstanding as compared to 11,752,568 shares outstanding immediately following the transaction. Consequently, Falcon became a wholly-owned subsidiary of our company. The transaction was accounted for as a reverse acquisition resulting in a recapitalization of Falcon, wherein Falcon’s historical financial statements became those of our company, retrospectively restated to reflect the adopted capital structure of our company as if the transaction had occurred at the beginning of the first period presented. These financial statements have been adjusted to reflect such restatement.

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

On February 16, 2006, we amended our articles of incorporation to change our name from Strong Technical, Inc. to Zhongpin Inc. In the same amendment, we changed our authorized common stock to 100,000,000 shares with a par value of $0.001 per share and our authorized preferred stock to 25,000,000 shares with a par value of $0.001 per share.

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

In June 2006, Zhumadian Zhongpin Food Company Limited was registered with a registered capital of 5,000,000 RMB ($625,344), which is 100%-owned by Henan Zhongpin Food Share Company Limited. In August 2006, Anyang Zhongpin Food Company Limited was registered with a registered capital of 4,800,000 RMB ($606,927), which is 100%-owned by Henan Zhongpin Food Share Company Limited. In September 2006, Henan Zhongpin Fresh Food Logistics Company Limited, Deyang Zhongpin Food Company Limited and Henan Zhongpin Business Development Company Limited were registered with the registered capitals of 1,500,000 RMB ($189,665), 1,000,000 RMB ($126,443) and 5,000,000 RMB ($632,215), respectively, which are all 100%-owned by Henan Zhongpin Food Share Company Limited. In October 2006, Heilongjiang Zhongpin Food Company Limited was registered with a registered capital of 1,000,000 RMB ($126,406), which is 100%-owned by Henan Zhongpin Food Share Company Limited. In April 2007, Luoyang Zhongpin Food Company Limited was registered with a registered capital of 5,000,000 RMB ($647,677), which is 100%-owned by Henan Zhongpin Food Share Company Limited. In June 2007, Yongcheng Zhongpin Food Company Limited was registered with a registered capital of 1,000,000 RMB ($130,724), which is 100%-owned by Henan Zhongpin Food Share Company Limited.

Details of Food Share’s subsidiaries are as follows:

NAME	DOMICILE/DATE OF INCORPORATION	REGISTERED CAPITAL	PERCENTAGE OF OWNERSHIP

Henan Zhongpin Industrial Company Limited	PRC/Jan. 17, 2004	18,000,000 RMB	100.00%
		($2,173,913)

Henan Zhongpin Import and Export Trading Company	PRC/Aug. 11, 2004	5,060,000 RMB ($611,111)	100.00%

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

NAME	DOMICILE/DATE OF INCORPORATION	REGISTERED CAPITAL	PERCENTAGE OF OWNERSHIP

Zhumadian Zhongpin Food Company Limited	PRC/June 7, 2006	5,000,000 RMB ($625,344)	100.00%

Anyang Zhongpin Food Company Limited	PRC/Aug. 21, 2006	4,800,000 RMB ($606,927)	100.00%

Henan Zhongpin Fresh Food Logistics Company Limited	PRC/Sept. 14, 2006	1,500,000 RMB ($189,665)	100.00%

Deyang Zhongpin Food Company Limited	PRC/Sept. 25, 2006	1,000,000 RMB ($126,443)	100.00%

Henan Zhongpin Business Development Company Limited	PRC/Sept. 27, 2006	5,000,000 RMB ($632,215)	100.00%

Heilongjiang Zhongpin Food Company Limited	PRC/Oct.17, 2006	1,000,000 RMB ($126,406)	100.00%

Luoyang Zhongpin Food Company Limited	PRC/April 26, 2007	5,000,000 RMB ($647,677)	100.00%

Yongcheng Zhongpin Food Company Limited	PRC/June 1, 2007	1,000,000 RMB ($130,724)	100.00%

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Zhongpin Inc. (formerly Strong Technical, Inc.), Falcon Link Investment Limited, Henan Zhongpin Food Co., Ltd., Henan Zhongpin Food Share Company Limited, Henan Zhongpin Industrial Company Limited, Henan Zhongpin Import and Export Trading Company Zhumadian Zhongpin Food Company Limited, Anyang Zhongpin Food Company Limited, Henan Zhongpin Business Development Company Limited, Henan Zhongpin Fresh Food Logistics Company Limited, Deyang Zhongpin Food Company Limited, Heilongjiang Zhongpin Food Company Limited, Luoyang Zhongpin Food Company Limited and Yongcheng Zhongpin Food Company Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. U.S. GAAP differs from that used in the statutory financial statements of our PRC subsidiaries, which were prepared in accordance with the relevant accounting principles and financial reporting regulations as established by the Ministry of Finance of the PRC.

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Renminbi of the People’s Republic of China (RMB) has been determined to be our functional currency. The balance sheets of our company and our subsidiaries were translated at year end exchange rates. Expenses were translated at moving average exchange rates in effect during the year. The effects of rate changes on assets and liabilities are recorded as accumulated other comprehensive income.

FISCAL YEAR

Our financial statements have been prepared using December 31 as the fiscal year end.

MINORITY INTEREST IN SUBSIDIARIES

We record minority interest expense, which reflects the minority shareholders’ portion of the earnings of Henan Zhongpin Industrial Company Limited and Henan Zhongpin Import and Export Trading Company. During 2004, Henan Zhongpin Industrial Company Limited increased its registered capital from 5,000,000 RMB ($603,864) to 18,000,000 RMB ($2,173,913), which required the minority holders to increase their investment by 1,560,000 RMB ($188,406), effectively increasing the minority interest shown on our balance sheet by $188,406. In November 2006, Henan Zhongpin Food Share Co. Limited acquired the minority interest shares of Henan Zhongpin Industrial Company Limited and Henan Zhongpin Import and Export Trading Company and became the 100% owner of Henan Zhongpin Industrial Company Limited and Henan Import and Export Trading Company.

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

START-UP COSTS

In accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities,” we expense all start-up and organizational costs as they are incurred.

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

LAND USE RIGHTS

We adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. We have performed the requisite annual impairment tests on intangible assets and determined that no impairment adjustments were necessary.

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

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS PER SHARE

Basic earnings per common share (“EPS”) are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Our Series A convertible preferred stock is a participating security. Consequently, the two-class method of income allocation is used in determining net income available to common stockholders.

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$607,720	$3,312,179	$5,180,008	$5,887,143
Net income allocated to preferred stock	(146,217)	(1,225,248)	(1,480,307)	(1,934,062)
Net income to common stockholders (Basic)	$461,503	$2,086,931	$3,699,701	$3,953,081

DENOMINATORS FOR BASIC AND DILUTED EPS
Common stock outstanding	14,906,446	11,752,578	13,815,630	11,752,578
DENOMINATOR FOR BASIC EPS	14,906,446	11,752,578	13,815,630	11,752,578
Add: Weighted average preferred as if converted	4,722,794	6,900,000	5,527,846	5,750,000
Add: Weighted average stock warrants outstanding	1,003,993	4,485,000	943,069	3,737,500
DENOMINATOR FOR DILUTED EPS	20,633,233	23,137,578	20,286,545	21,248,411

EPS - Basic	$0.03	$0.18	$0.27	$0.34
EPS - Diluted	$0.03	$0.14	$0.26	$0.28

SHIPPING AND HANDLING COSTS

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. Direct shipping costs are included in operating expenses, which were approximately $542,000 and $483,500 for the three months ended June 30, 2007 and 2006, respectively, and $1,117,000 and $711,500 for the six months ended June 30, 2007 and 2006, respectively. Handling costs are included in costs of sales, which were approximately $342,000 and $101,800 for the three months ended  June 30, 2007 and 2006, respectively, and $603,000 and $276,800 for the six months ended June 30, 2007 and 2006, respectively.

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expenses were approximately $293,000 and $26,000 for the three months ended June 30, 2007 and 2006, respectively, and $500,000 and $94,700 for the six months ended June 30, 2007 and 2006, respectively.

RESEARCH AND DEVELOPMENT COSTS

The PRC government has made a cash grant to our company specifically to fund research and development. We have recorded this grant as a liability titled “Research & development grants payable” on our balance sheet. Qualifying research and development costs reduce the liability while non-qualifying research and development costs are expensed as incurred. Research and development costs were approximately $432,000 and $147,000 for the three months ended June 30, 2007 and 2006, respectively, and $817,000 and $472,000 for the six months ended June 30, 2007 and 2006, respectively.

PROPERTY AND EQUIPMENT

Impairment of long-lived assets is recognized when events or changes in circumstances indicate the carrying amount of an asset, or related groups of assets, may not be recoverable. Under the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” we recognize an “impairment charge” when the expected net undiscounted future cash flows from an asset’s use and eventual disposition are less than the asset’s carrying value and the asset’s carrying value exceeds its fair value. Measurement of fair value for an asset, or related group of assets, may be based on appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset or assets.

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

INCOME TAXES

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” these deferred taxes are measured by applying currently-enacted tax laws. We recorded income tax expenses of $395,000 and $172,000 for the three months ended June 30, 2007 and 2006, respectively, and $612,000 and $317,000 for the six months ended June 30, 2007 and 2006, respectively.

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We withhold and pay income taxes on our employees’ wages, which fund the Chinese government’s sponsored health and retirement programs for all of our employees. For our employees, we were obligated to make contributions to the social insurance bureau under the laws of the PRC for pension and retirement benefits.

3.              BUSINESS ACQUISITIONS

On August 11, 2004, Food Share formed Henan Zhongpin Import and Export Trading Company as a joint venture with Li Jun Wei, an individual, to facilitate exporting of our goods. Initially, Food Share owned 88.93% of Henan Zhongpin Import and Export Trading Company. In November 2006, Food Share acquired Li Jun Wei’s share interest in, and became the 100% owner of, Henan Zhongpin Import and Export Trading Company.

During 2001, Food Share acquired Yanlin Meat Factory and established Zhongpin Industrial Company Limited as a joint venture with three individuals. Initially, Food Share owned 88% of Zhongpin Industrial Company Limited. In November 2006, Food Share acquired the three individuals’ share interests in, and became the 100% owner of, Zhongpin Industrial Company Limited.

4.              ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

We accrue an allowance for bad debts related to our receivables. The receivable and allowance balances at June 30, 2007 and 2006 were as follows:

	June 30, 2007	December 31, 2006
Accounts receivable	$19,132,553	$13,763,260
Other receivables	2,202,614	2,176,858
Allowance for bad debts	(422,479)	(412,026)
	$20,912,688	$15,528,092

Current	$18,833,340	$13,471,450
Non-current	2,079,348	2,056,642
	$20,912,688	$15,528,092

 Other receivables consist primarily of cash advances to suppliers to ensure preferential pricing and delivery. These advances bear no interest and are expected to be repaid in cash. Repayment is typically required to be made in less than one year. Advances that are not expected to be repaid within one year are classified as non-current.

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

5.          INVENTORIES

Inventories at June 30, 2007 and December 31, 2006 consisted of:

	June 30, 2007	December 31, 2006
Raw materials	$1,815,525	$307,202
Low value consumables & packaging	893,586	401,177
Work-in-progress	1,323,109	487,930
Finished goods	6,484,141	8,881,170
Net inventories	$10,516,361	$10,077,479

6.             PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment at cost at June 30, 2007 and December 31, 2006 consisted of:

	June 30, 2007	December 31, 2006
Machinery and equipment	$14,247,680	$12,453,177
Furniture and office equipment	581,231	434,128
Motor vehicles	647,199	416,479
Buildings	26,529,969	22,584,113
Subtotal	42,006,079	35,887,897
Less: Acquisition gain	(84,357)	(92,510)
Less: accumulated depreciation	(4,072,660)	(3,198,237)
Net property and equipment	$37,849,062	$32,597,150
Depreciation expense	$782,677	$973,618

7.             INTANGIBLE ASSETS

Intangible assets consist of prepaid land use rights. According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, we paid in advance for certain land use rights. Prepaid land use rights are being amortized and recorded as lease expense using the straight-line method over the use terms of 20 to 50 years. Intangible assets at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Land use rights	$14,708,105	$9,250,410
Accumulated amortization	(381,109)	(220,333)
	$14,326,996	$9,030,077
Amortization expense	$153,243	$127,449

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

8.              CONSTRUCTION IN PROGRESS

 Construction in progress at June 30, 2007 and December 31, 2006 consisted of:

Construction Project	Completion or Estimated Completion Date	June 30, 2007	December 31, 2006

Production line for chilled and frozen pork (in Zhumadian)	June 2007	$13,625,297	$9,313,544
Production line for chilled and frozen pork (in Anyang)	September 2007	10,428,853	1,161,339
Land use right of Industrial Park No.4 land	December 2007	1,122,412	970,147
Production line for prepared pork (in industrial plant)	April 2007	2,570,055	542,493
Logistic Software	July 2007	30,044	29,300
Production Line for chilled and frozen pork (in Luoyang)	June 2008	58,281	-
Logistic Hub and Cooling Storage	December 2007	1,209,411	-
		$29,044,353	$12,016,823

9.              LOANS PAYABLE

SHORT-TERM LOANS

Short-term loans are due within one year. Of the $38.76 million aggregate principal amount of short-term loans at June 30, 2007, loans in the principal amount of $10.50 million were secured by our land and plants located in the PRC and loans in the aggregate principal amount of $24.82 million were guaranteed by Henan Zhongpin Industry Co., Ltd. These loans bear interest at prevailing lending rates in the PRC ranging from 5.85% to 8.40% per annum. At June 30, 2007, there was approximately $118.84 million in available unused lines of credit.

LONG-TERM LOANS

Our long-term loan bears interest at the rate of 6.02% per annum.

The balances of loans payable at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
Short-Term Loans Payable	$38,763,049	$23,845,198
Total Long-Term Loans Payable	1,988,525	2,058,014
	$40,751,574	$25,903,212

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

9.              LOANS PAYABLE (continued)

 Long-Term Repayment Schedule

Payments due in 2007 - current portion	$72,836
Payments due in 2008 - current portion	$72,835
Payments due in 2008	72,836
Payments due in 2009	145,671
Payments due in 2010	145,671
Payments due in 2011	145,671
Payments due thereafter	1,333,006
$1,988,526

10.            COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of our business. As of June 30, 2007, there was no material legal proceeding to which we were a party or to which any of our property was subject that will have a material adverse effect on our financial condition.

REGISTRATION RIGHTS AGREEMENT

In connection with the issuance of our Series A convertible preferred stock and warrants on January 30, 2006, we entered into a registration rights agreement with certain investors. The agreement requires us to effect the registration of our common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrants. If such registration was not effected by June 29, 2006, we were required to pay the investors liquidated damages in an amount equal to 1-1/2% per month times the amount paid by the investors for the purchase of our Series A convertible preferred stock and warrants (approximately $414,000 per month) until the registration statement we filed with the
Securities and Exchange Commission (the “SEC”) to effect such registration was declared effective by the SEC. On June 29, 2006, such registration statement had not become effective, and in July 2006 we began to accrue a liability in the amount of $414,000 per month for this contingency because a loss was reasonably possible and a loss amount could reasonably be estimated.

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

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

11.            ALLOWANCES INCOME

“Allowances income” consists of grants from the government of the PRC for our participation in specific programs, such as import and export, branding, and city maintenance and construction. We received allowances income for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Allowance income	$3,449	$1,113,661	$3,449	$1,226,845

In addition to paying our company for our participation in ongoing programs, the PRC government has made a cash grant to our company specifically to fund research and development. We recorded this grant as a liability titled “Research & development grants payable” on our balance sheet rather than as revenue. As qualifying research and development costs are incurred, we reduce the liability rather than recording an expense.

12.           FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the six months ended June 30, 2007 or during fiscal 2006.

13.            NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We expect the Statement will have no material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan  (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We expect the Statement will have no material impact on our consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

13.            NEW ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We expect the Statement will have no material impact on our consolidated financial statements.

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

Preference on Liquidation. In the event of our merger or consolidation or the sale of all or substantially all of our assets or other liquidation of our company, holders of our Series A convertible preferred stock shall get a priority in payment over all other classes of stock. In such event, the Series A convertible preferred stock would be entitled to receive the greater of (i) the original purchase price of the Series A convertible preferred stock or (ii) the amount the holder would get if such holder converted all of such holder’s Series A convertible preferred stock into common stock.

Voting. The holder of each share of Series A convertible preferred stock (i) shall be entitled to the number of votes with respect to such share equal to the number of shares of common stock into which such share of Series A convertible preferred stock could be converted on the record date for the subject vote or written consent (or, if there is no such record date, then on the date that such vote is taken or consent is effective) and (ii) shall be entitled to notice of any stockholders’ meeting in accordance with our by-laws.

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

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

14.            PREFERRED STOCK (continued)

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

Protective Provisions. So long as at least 1,750,000 shares of Series A convertible preferred stock are outstanding (subject to adjustment for stock splits, combinations and the like), the holders of a majority of the outstanding shares of Series A convertible preferred stock shall be required (in addition to any consent or approval otherwise required by law) for us to take certain actions, including (1) the liquidation, dissolution or wind up of our company, (2) the amendment, alteration or repeal of any provision of our certificate of incorporation so as to affect the rights, preferences or privileges of the Series A convertible preferred stock, (3) the creation of a new class of preferred stock or any increase in the number of shares of Series A convertible preferred stock that can be issued, (4) the purchase or redemption, or the payment or declaration of any dividend or the making of any distribution on, any securities junior in priority to the Series A convertible preferred stock, or (5) making any change in the size of our board of directors.

15.            WARRANTS

 In conjunction with the issuance of preferred stock discussed in Note 14, we issued warrants for the purchase of 3,450,000 shares of our common stock. As of June 30, 2007, 2,613,687 common stock purchase warrants had been exercised.

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

On June 15, 2006, in conjunction with a one-year consulting agreement, we issued three-year warrants to purchase 100,000 shares of common stock at a price of $6.50 per share. The warrants vest monthly over a one-year period. These warrants were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period of one year. Consulting expense related to the warrants amounted to $9,570 and $19,140 for the three and six months ended June 30, 2007, respectively.

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

15.  WARRANTS (continued)

On December 22, 2006, in conjunction with an amendment to a registration rights agreement, we issued to investors warrants to purchase 884,796 shares of common stock at a price of $5.50 per share, of which 518,672 common stock purchase warrants had been exercised as of June 30, 2007. The warrants were accounted for using the fair value method. Penalty expense related to the warrants amounted to $4,461,775 for the year ended December 31, 2006. There was no penalty expense accrued for the three and six months ended June 30, 2007.

The following table provides certain information with respect to the above-referenced warrants outstanding at June 30, 2007:

	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Life - Years
Warrants	$4.00 - $6.50	2,337,437	$4.85	3.66

The following table provides certain information with respect to warrants exercisable at June 30, 2007:

	Exercise Price	Number Outstanding	Weighted Average Exercise Price
Warrants	$4.00 - $6.50	2,337,437	$4.85

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

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

16.            SEGMENT REPORTING (continued)

	Sales by Segment (U.S. dollars in millions)
	Three Months Ended June 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Park	$32.88	$10.59	$22.29	210%
Frozen pork	22.20	16.22	5.98	37%
Prepared Pork Products	5.98	3.49	2.49	71%
Vegetables and Fruits	2.62	1.48	1.14	77%
Total	$63.68	$31.78	$31.90	100%

	Sales by Segment (U.S. dollars in millions)
	Six Months Ended June 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Park	$61.36	$20.93	$40.43	193%
Frozen pork	42.49	32.39	10.10	31%
Prepared Pork Products	11.83	6.76	5.07	75%
Vegetables and Fruits	3.79	2.20	1.59	72%
Total	$119.47	$62.28	$57.19	92%

	Operating Income by Segment (U.S. dollars in millions)
	Three Months Ended June 30,		Change	Operating Margin Three Months Ended June 30,
	2007	2006	2007/2006	2007	2006
Pork and Pork Products
Chilled Pork	$0.45	$0.77	$(0.32)	1.36%	7.27%
Frozen Pork	0.29	1.10	(0.81)	1.32%	6.78%
Prepared Pork Product	0.50	0.39	0.11	8.36%	11.17%
Vegetables and Fruits	0.15	0.16	(0.01)	5.73%	10.81%
Total	$1.39	$2.42	$(1.03)	2.18%	7.61%

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

16.            SEGMENT REPORTING (continued)

	Operating Income by Segment (U.S. dollars in millions)
	Six Months Ended June 30,		Change	Operating Margin Six Months Ended June 30,
	2007	2006	2007/2006	2007	2006
Pork and Pork Products
Chilled Pork	$2.93	$1.73	$1.20	4.78%	8.27%
Frozen Pork	2.04	2.54	(0.50)	4.80%	7.84%
Prepared Pork Product	1.35	0.80	0.55	11.41%	11.83%
Vegetables and Fruits	0.28	0.23	0.05	7.39%	10.45%
Total	$6.60	$5.30	$1.30	5.52%	8.51%

Item 2. Management’s Discussion and Analysis of  Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

The statements contained in this Report with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this Report is a statement of our intention as of the date of this Report and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

General

During the period from March 31, 2005 to January 30, 2006, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities. On January 30, 2006, in exchange for a controlling interest in our publicly-held “shell” corporation, we acquired all of the issued and outstanding capital stock of Falcon Link Investment Limited (“Falcon Link”). This transaction is commonly referred to as a “reverse acquisition.” For financial reporting purposes, Falcon Link was considered the acquirer in such transaction. As a result, our historical financial statements for all periods prior to January 30, 2006 included in this Report are those of Falcon Link.

Overview

We are principally engaged in the meat and food processing and distribution business in the PRC. Currently, we have eight processing plants located in Henan, Heilongjiang and Sichuan Provinces in the PRC, with a total of 13 production lines. Our current total production capacity for chilled pork and frozen pork, including the average production capacity from OEM partners, is 755 metric tons per day, including the average production capacity of approximately 104 metric tons per day from OEM partners, based on an eight-hour working day, or approximately 271,800 metric tons on an annual basis. We also have production capacity for prepared meats of 70 metric tons per eight-hour day (or approximately 25,200 metric tons on an annual basis) and for fruits and vegetables, including the average production capacity from OEM partners, of 43 metric tons per eight-hour day, including the average production capacity of approximately eight metric tons per day supplied by OEM partners (or approximately 15,480 metric tons on an annual basis). We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

On August 21, 2006, our subsidiary, Henan Zhongpin, formed a new wholly-owned subsidiary, Anyang Zhongpin Food Company Limited, through which we plan to invest approximately $13.5 million to construct a new facility in northern Henan Province with a production capacity of 175 metric tons per eight-hour working day, or approximately 63,000 metric tons on an annual basis. Approximately 60% of the production capacity will be designed for the production of chilled pork and approximately 40% will be designed for the production of frozen pork. We plan to put the new plant into operation in the third quarter of fiscal 2007.

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

On June 30, 2007, Henan Zhongpin formed a wholly-owned subsidiary, Yongcheng Zhongpin Food Company Limited, through which we plan to invest approximately $15 million to construct a new production facility in eastern Henan Province that will be designed with a production capacity for chilled or frozen pork of 222 metric tons per 8-hour working day, or approximately 80,000 metric tons on an annual basis. Approximately 75% of the production capacity will be designed for the production of chilled pork and approximately 25% will be designed for the production of frozen pork. We plan to put this new plant into production in the second quarter of fiscal 2008.

Our products are sold under the “Zhongpin” brand name. Our customers include over 17 international or domestic fast food companies in the PRC, over 39 export-registered processing factories and over 1,569 school cafeterias, factory canteens, army posts and national departments. We also sell directly to over 2,863 retail outlets, including supermarkets, within the PRC.

Since 2001, we have been one of the “leading agricultural industrial enterprises” in the PRC. Over the past five fiscal years, we achieved a compound annual growth rate of 56% in terms of revenues and 57% in terms of net profits. We have established distribution networks in more than 24 provinces, including four cities with special legal status, in the North, East, South and South Midland of the PRC, and also have formed strategic partnerships with leading supermarket chains and the catering industry in the PRC. In addition, we export products to the European Union, Southeast Asia, Russia and South Africa.

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

Accounts Receivable. We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an allowance for doubtful accounts equivalent to those accounts that are not collected within one year plus 5% of receivables less than one year old. As of June 30, 2007, we were successful in collecting $123,100, or approximately 60%, of doubtful accounts that were outstanding at December 31, 2006 for longer than one year. It is management’s belief that the current bad debt allowance adequately reflects an appropriate estimate based on management’s judgment.

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

The goodwill impairment test is a two-step process. First, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is determined on the basis of discounted cash flow. If the carrying value exceeds fair value of the reporting unit, a second step must be completed in order to determine the amount of goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. Annual impairment testing for indefinite-lived intangible assets compares the fair value and carrying value of the intangible. The fair value of indefinite-lived intangible assets is determined on the basis of discounted cash flows. If the carrying value exceeds fair value, the indefinite-lived intangible asset is considered impaired and an impairment charge is recorded for the difference. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of long-lived assets.

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

Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” We compute our provision for income taxes based on the statutory tax rates and tax planning opportunities available to us in the PRC. Significant judgment is required in evaluating our tax positions and determining our annual tax position.

Results of Operations

In fiscal 2007, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last four years. In February 2006, we completed the construction of a new, fresh-chilled meat processing facility in Zhongpin Industrial Park II, in November 2006, we added an additional processing plant by leasing a meat processing plant in Heilongjiang Province, in June 2007, we acquired a meat processing facility in Sichuan Province and completed the construction of a new meat processing facility in Zhumadian, a city in southern Henan Province, and we are currently constructing additional processing facilities in Henan Province. We also are expanding our capability in temperature-controlled, physical logistic systems. We expect to continue to expand our capital base, to scale up operations and to develop new markets, streamline our supply chain management, continue the development of our information technology systems, invest in training and human resources development and accelerate revenue and profit growth.

In fiscal 2007, we expect the results of the pork and pork products segment of our business to remain strong. While supply is expected to be ample, live hog prices are expected to remain at their current relatively-high levels. We anticipate that our gross profit margin will not change significantly during the remainder of fiscal 2007. We anticipate strong demand for pork throughout the remainder of fiscal 2007. We also expect to increase our market share in the meat and meat products segment in our target markets in fiscal 2007.

The following table sets forth, for the periods indicated, certain statement of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(U.S. dollars in thousands)

Revenues:
Sales revenues	$63,678	$31,777	$119,470	$62,271
Cost of sales	55,501	27,053	103,551	52,967
Gross profit	8,177	4,724	15,919	9,304

Operating expenses:
General and administrative expenses	1,539	1,580	2,944	2,479
One time non-cash compensation adjustment	4,135	—	4,135	—
Operating expenses	1,118	716	2,244	1,520
Total operating expenses	6,792	2,295	9,323	3,999

Income from operations	1,385	2,429	6,596	5,305

Other income (expense):
Interest income	105	150	127	245
Other income	135	24	131	36
Allowance income	3	1,114	3	1,227
Exchange gain	3	4	6	18
Interest expense	(628)	(228)	(1,071)	(608)
Total other income (expense)	(382)	1,064	(804)	918

Net income before taxes	1,003	3,493	5,792	6,223
Provision for income taxes	395	172	612	317

Net income after taxes	608	3,321	5,180	5,906
Minority interest in gain	—	9	—	19
Net income	608	3,312	5,180	5,887
Foreign currency translation adjustment	989	124	1,535	265
Comprehensive income	$1,597	$3,436	$6,715	$6,152

Comparison of Three Months Ended June 30, 2007 and June 30, 2006

Revenue. Total revenue increased from $31.78 million for the three months ended June 30, 2006 to $63.68 million for the three months ended June 30, 2007, which represented an increase of $31.90 million, or approximately 100%. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from the effects of the continued increase in the number of branded stores sales and increased sales to food service distributors, combined with an increase in the price of pork products. During the three months ended June 30, 2007, the average selling price for pork and pork products increased approximately 37% compared to the average selling price during the three months ended June 30, 2006. During the three months ended June 30, 2007, two new showcase stores, 16 new “branded” retail stores and 32 new supermarket counters were opened, as compared to seven new showcase stores, 21 new “branded” retail stores and nine new supermarket counters opened during the three months ended June 30, 2006. As of June 30, 2007, our total number of showcase stores, “branded” retail stores and supermarket counters were 107, 901 and 1,855, respectively, compared to 79, 579 and 1,639, respectively, as of June 30, 2006. In addition, during the three months ended June 30, 2007, we expanded our marketing and sales efforts to include three additional second-tier cities (to the total of 84 second-tier cities at June 30, 2007) and nine additional third-tier cities (to the total of 255 third-tier cities at June 30, 2007) compared to the six additional second-tier cities (to the total of 64 second-tier cities at June 30, 2006) and 13 additional third-tier cities (to the total of 205 third-tier cities at June 30, 2006) during the three months ended June 30, 2006.

During the three months ended June 30, 2007, revenues from sales to branded stores increased to $29.8 million, which represented an increase of $14.2 million, or approximately 91%, as compared to the three months ended June 30, 2006. During the three months ended June 30, 2007, revenues from sales to food service distributors increased to $11.5 million, which represented an increase of $6.7 million, or approximately 140%, as compared to the three months ended June 30, 2006. During the three months ended June 30, 2007, revenues from sales to restaurants and non-commercial customers increased to $18.3 million, which represented an increase of $9.5 million, or approximately 108%, as compared to the three months ended June 30, 2006. During the three months ended June 30, 2007, revenues from export sales increased to $4.1 million, which represented an increase of $1.6 million, or approximately 64%, as compared to the three months ended June 30, 2006.

Cost of sales. Cost of sales increased from $27.05 million for the three months ended June 30, 2006 to $55.50 million for the three months ended June 30, 2007, which represented an increase of $28.45 million, or approximately 105%. The increase of cost of sales was primarily due to the corresponding increase in sales. The gross profit margin (gross profit divided by total sales revenue) decreased from 14.87% for the three months ended June 30, 2006 to 12.84% for the three months ended June 30, 2007. The decrease in gross profit margin was primarily due to an increase in the cost of raw materials, which was offset, in part, by a slight increase in the market prices for pork products during the three months ended June 30, 2007.

General and administrative expenses. General and administrative expenses decreased from $1.58 million for the three months ended June 30, 2006 to $1.54 million for the three months ended June 30, 2007, which represented a decrease of $0.04 million, or approximately 3%. As a percentage of revenues, general and administrative expenses decreased from 4.97% for the three months ended June 30, 2006 to 2.42% for the three months ended June 30, 2007. The decrease in the net amount of general and administrative expenses was primarily the result of the accrual of a liability in the amount of $0.55 million in three months ended June 30, 2006 because of our failure to register in a timely manner for resale under the Securities Act of 1933, as amended, the shares of our common stock issuable upon the conversion or exercise of such securities.

Non-cash compensation adjustment. During the three months ended June 30, 2007, we incurred a one-time, non-cash compensation expense in the amount of $4.1 million in connection with the release from escrow to certain of our employees of shares of common stock that had been deposited into escrow by such employees in connection with our January 2006 private placement, as described below. No such compensation expense was recorded during the three months ended June 30, 2006.

On January 31, 2006, we completed a private placement in which we sold for an aggregate purchase price of $27.6 million, 3.45 million units, each unit consisting of two shares of our Series A convertible preferred stock and a warrant to purchase one share of our common stock. In connection with this financing, nine individuals, including six of our employees, including Mr. Xianfu Zhu, our Chairman of the Board, Chief Executive Officer and President, and Mr. Baoke Ben, our Executive Vice President and a director of our company, deposited into escrow an aggregate of 1,125,056 shares of our common stock. Under the terms of such escrow arrangement, 50% of such shares were to be released to the investors in the private placement if our audited net income for the fiscal year ended December 31, 2006, subject to certain adjustments, was less than $7.927 million, and the remaining 50% are to be released to such investors if our audited net income for the fiscal year ended December 31, 2007, subject to certain adjustments, is less than $15 million. Under U.S. generally accepted accounting principles, the release of any of such escrow shares to any of our employees based on our fulfillment of stated performance thresholds constitutes a compensatory plan to such employees, which requires us to record a corresponding compensation expense in our financing statements. As we satisfied the performance threshold for fiscal 2006 for the release of 50% of the escrowed shares, and a portion of such shares were released to employee stockholders in April 2007, a $4.1 million non-cash expense was recorded at that time.

Operating expenses. Operating expenses increased from $0.72 million for the three months ended June 30, 2006 to $1.12 million for the three months ended June 30, 2007, which represented an increase of $0.40 million, or approximately 56%. As a percentage of revenue, operating expenses decreased from 2.25% for the three months ended June 30, 2006 to 1.76% for the three months ended June 30, 2007. The increase in net amount of operating expenses was primarily the result of the increased scale of our operations.

Interest expense. Interest expense increased from $0.23 million for the three months ended June 30, 2006 to $0.63 million for the three months ended June 30, 2007, which represented an increase of $0.40 million, or approximately 174%. The increase in interest expense was primarily a result of increased short-term bank loans. Our average outstanding bank debt increased by approximately $25.55 million from $15.20 million for the three months ended June 30, 2006 to $40.75 million for the three months ended June 30, 2007, primarily due to our increased working capital requirements and our investment in the new facilities. Our weighted average borrowing rate increased from 6.00% for the three months ended June 30, 2006 to 6.45% for the three months ended June 30, 2007, primarily due to an increase in interest rates, including the interest rate issued by the People’s Bank of China.

Interest income, allowance income, other income and exchange gain. Interest income, allowances income, other income and exchange gain decreased from $1.29 million for the three months ended June 30, 2006 to $0.25 million for the three months ended June 30, 2007, which represented a decrease of $1.04 million, or approximately 81%. This decrease was primarily due to a decrease of $1.11 million in allowance income.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products including raw meat products and raw fruits and vegetable products. The increase of $0.23 million in the provision for income taxes for the three months ended June 30, 2007 over the three months ended June 30, 2006 resulted from an increase of $0.70 million in our income from the sale of prepared products for the three months ended June 30, 2007.

Comparison of Six Months Ended June 30, 2007 and June 30, 2006

Revenue. Total revenue increased from $62.27 million for the six months ended June 30, 2006 to $119.47 million for the six months ended June 30, 2007, which represented an increase of $57.20 million, or approximately 92%. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from the effects of the continued increase in the amount of branded stores sales and increased sales to food service distributors, combined with an increase in the price of pork products. During the six months ended June 30, 2007, the average selling price for pork and pork products increased approximately 23% compared to the average selling price during the six months ended June 30, 2006. During the six months ended June 30, 2007, 11 new showcase stores, 45 new “branded” retail stores and 86 new supermarket counters were opened, as compared to ten new showcase stores, 59 new “branded” retail stores and 65 new supermarket counters opened during the six months ended June 30, 2006. As of June 30, 2007, our total number of showcase stores, “branded” retail stores and supermarket counters were 107, 901 and 1,855, respectively, compared to 79, 579 and 1,639, respectively, as of June 30, 2006. In addition, during the six months ended June 20, 2007, we expanded our marketing and sales efforts to include nine additional second-tier cities (to the total of 84 second-tier cities at June 30, 2007) and 29 additional third-tier cities (to the total of 255 third-tier cities at June 30, 2007), compared to the 20 additional second-tier cities (to the total of 64 second-tier cities at June 30, 2006) and 63 additional third-tier cities (to the total of 205 third-tier cities at June 30, 2006) during the six months ended June 30, 2006.

During the six months ended June 30, 2007, revenues from sales to branded stores increased to $55.9 million, which represented an increase of $25.4 million, or approximately 83%, as compared to the six months ended June 30, 2006. During the six months ended June 30, 2007, revenues from sales to food service distributors increased to $22.0 million, which represented an increase of $12.2 million, or approximately 124%, as compared to the six months ended June 30, 2006. During the six months ended June 30, 2007, revenues from sales to restaurants and non-commercial customers increased to $32.6 million, which represented an increase of $16.1 million, or approximately 98%, as compared to the six months ended June 30, 2006. During the six months ended June 30, 2007, revenues from export sales increased to $9.0 million, which represented an increase of $3.6 million, or approximately 67%, as compared to the six months ended June 30, 2006. Within these four distribution channels, the percentage of growth was highest for food service distributors.

Cost of sales. Cost of sales increased from $52.97 million for the six months ended June 30, 2006 to $103.55 million for the six months ended June 30, 2007, which represented an increase of $50.58 million, or approximately 95%. The gross profit margin (total sales revenue divided by cost of sales) decreased from 14.94% for the six months ended June 30, 2006 to 13.33% for the six months ended June 30, 2007. The decrease of gross profit margin was primarily due to an increase in average raw material costs for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

General and administrative expenses. General and administrative expenses increased from $2.48 million for the six months ended June 30, 2006 to $2.94 million for the six months ended June 30, 2007, which represented an increase of $0.46 million, or approximately 19%. As a percentage of revenues, general and administrative expenses decreased from 3.98% for the six months ended June 30, 2006 to 2.46% for the six months ended June 30, 2007. The increase in the net amount of general and administrative expenses was primarily the result of the expansion of our operations.

Non-cash compensation adjustment. As discussed above, in connection with our January 2006 private placement certain of our stockholders, including six of our employees, deposited into escrow an aggregate of 1,125,056 shares of our common stock, of which 50% of such shares were to be released to the investors in the private placement if our audited net income for the fiscal year ended December 31, 2006, subject to certain adjustments, was less than $7.5 million. During the six months ended June 30, 2006, we incurred a one-time, non-cash compensation expense of $4.1 million in connection with the release from escrow in April 2007 to certain of our employees of shares of common stock that had been deposited into escrow by such employees. No such compensation expense was recorded during the six months ended June 30, 2006.

Operating expenses. Operating expenses increased from $1.52 million for the six months ended June 30, 2006 to $2.24 million for the six months ended June 30, 2007, which represented an increase of $0.72 million, or approximately 47%. As a percentage of revenue, operating expenses decreased from 2.44% for the six months ended June 30, 2006 to 1.88% for the six months ended June 30, 2007. The increase in net amount of operating expenses was primarily the result of the increased scale of our operations.

Interest expense. Interest expense increased from $0.61 million for the six months ended June 30, 2006 to $1.07 million for the six months ended June 30, 2007, which represented an increase of $0.46 million, or approximately 75%. The increase in interest expense was primarily a result of increased short-term bank loans. Our average outstanding bank debt increased by approximately $17.08 million from $17.47 million for the six months ended June 30, 2006 to $34.55 million for the six months ended June 30, 2007, primarily due to our increased working capital requirements and our investment in new facilities. Our weighted average borrowing rate decreased from 6.96% for the six months ended June 30, 2006 to 6.20% for the six months ended June 30, 2007, primarily due to the high-interest-rate loans that were outstanding during the fiscal quarter ended March 31, 2006, which were repaid during that quarter with a portion of the net proceeds of our equity private placement that was completed during that quarter.

Interest income, allowance income, other income and exchange gain. Interest income, allowances income, other income and exchange gain decreased from $1.53 million for the six months ended June 30, 2006 to $0.27 million for the six months ended June 30, 2007, which represented a decrease of $1.26 million or approximately 82%. This decrease was primarily the result of a decrease of $1.22 million in allowance income.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products including raw meat products and raw fruits and vegetable products. The increase of $0.30 million in the provision for income taxes for the six months ended June 30, 2007 over the six months ended June 30, 2006 resulted from an increase of $0.91 million in our income from the sale of prepared products during the six months ended June 30, 2007.

Non-Gaap Pro Forma Results of Operations

As discussed above, during the three- and six-month periods ended June 30, 2007, we incurred a non-cash compensation expense of $4.1 million in connection with the release from escrow in April 2007 to certain of our employees of shares of common stock that had been deposited into escrow by such employees. Excluding such non-cash charge, our non-gaap pro forma income from operations and non-gaap pro forma net income for the three months ended June 30, 2007 would have been $5,519,474 and $4,742,293, respectively, and for the six months ended June 30, 2007 would have been $10,730,966 and $9,314,581, respectively. In addition, excluding such charge, our non-gaap pro forma basic earnings per common share and non-gaap pro forma diluted earnings per common share for the three months ended June 30, 2007 would have been $0.24 and $0.23, respectively, and for the six months ended June 30, 2007 would have been $0.48 and $0.46, respectively.

Set forth below is certain pro forma statement of operations data for the three- and six-month periods ended June 30, 2006 and 2007 assuming no compensation expense relating to the release of escrowed shares to our employees in April 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(U.S. dollars in thousands)

Revenues:
Sales revenues	$63,678	$31,777	$119,470	$62,271
Cost of sales	55,501	27,053	103,551	52,967
Gross profit	8,177	4,724	15,919	9,304

Operating expenses:
General and administrative expenses	1,539	1,023	2,944	1,922
Operating expenses	1,119	716	2,244	1,520
Total operating expenses	2,658	1,739	5,188	3,442

Income from operations	5,519	2,985	10,731	5,862

Other income (expense):
Interest income	105	150	127	245
Other income	135	24	131	36
Allowance income	3	1,114	3	1,227
Exchange gain (loss)	3	4	6	18
Interest expense	(628)	(228)	(1,071)	(608)
Total other income (expense)	(382)	1,064	(804)	918

Net income before taxes	5,137	4,049	9,927	6,780
Provision for income taxes	395	172	612	317

Net income after taxes	4,742	3,877	9,315	6,463
Minority interest in gain (loss)	—	9	—	19
Net income	4,742	3,868	9,315	6,444
Foreign currency translation adjustment	989	124	1,535	265
Comprehensive income	$5,731	$3,992	$10,850	$6,709

Basic earnings per common share	$0.24	$0.21	$0.48	$0.37
Diluted earnings per common share	$0.23	$0.17	$0.46	$0.30
Basic weighted average shares outstanding	14,906,446	11,752,578	13,815,630	11,752,578
Diluted weighted average shares outstanding	20,633,233	23,137,578	20,286,545	21,240,078

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

The following tables set forth our revenues, sales in metric tons, operating income and production processed in metric tons by segment for the three and six months ended June 30, 2007 and 2006, and the percentage increases for each segment between two periods. The data for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year, for any other interim period or for any future year.

	Sales by Segment (U.S. dollars in millions)
	Three Months Ended June 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Park	$32.88	$10.59	$22.29	210%
Frozen pork	22.20	16.22	5.98	37%
Prepared Pork Products	5.98	3.49	2.49	71%
Vegetables and Fruits	2.62	1.48	1.14	77%
Total	$63.68	$31.78	$31.90	100%

	Sales by Segment (in metric tons)
	Three Months Ended June 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	20,395	9,316	11,079	119%
Frozen Pork	14,185	14,183	2	0%
Prepared Pork Products	3,348	2,267	1,081	48%
Vegetables and Fruits	2,487	1,450	1,037	72%
Total	40,415	27,216	13,199	48%

	Operating Income by Segment (U.S. dollars in millions)
	Three Months Ended June 30,		Change	Operating Margin Three Months Ended June 30,
	2007	2006	2007/2006	2007	2006
Pork and Pork Products
Chilled Pork	$0.45	$0.77	$(0.32)	1.36%	7.27%
Frozen Pork	0.29	1.10	(0.81)	1.32%	6.78%
Prepared Pork Product	0.50	0.39	0.11	8.36%	11.17%
Vegetables and Fruits	0.15	0.16	(0.01)	5.73%	10.81%
Total	$1.39	$2.42	$(1.03)	2.18%	7.61%

	Production by Segment (in metric tons)
	Three Months Ended June 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	20,589	9,314	11,275	121%
Frozen Pork	14,320	15,428	(1,108)	(7%)
Prepared Pork Products	3,588	2,307	1,281	56%
Vegetables and Fruits	2,334	1,135	1,199	106%
Total	40,831	28,184	12,647	45%

	Sales by Segment (U.S. dollars in millions)
	Six Months Ended June 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Park	$61.36	$20.93	$40.43	193%
Frozen pork	42.49	32.39	10.10	31%
Prepared Pork Products	11.83	6.76	5.07	75%
Vegetables and Fruits	3.79	2.20	1.59	72%
Total	$119.47	$62.28	$57.19	92%

	Sales by Segment (in metric tons)
	Six Months Ended June 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	43,743	18,714	25,029	134%
Frozen Pork	30,988	28,966	2,022	7%
Prepared Pork Products	6,686	4,503	2,183	48%
Vegetables and Fruits	4,670	2,471	2,199	89%
Total	86,087	54,655	31,432	58%

	Operating Income by Segment (U.S. dollars in millions)
	Six Months Ended June 30,		Change	Operating Margin Six Months Ended June 30,
	2007	2006	2007/2006	2007	2006
Pork and Pork Products
Chilled Pork	$2.93	$1.73	$1.20	4.78%	8.27%
Frozen Pork	2.04	2.54	(0.50)	4.80%	7.84%
Prepared Pork Product	1.35	0.80	0.55	11.41%	11.83%
Vegetables and Fruits	0.28	0.23	0.05	7.39%	10.45%
Total	$6.60	$5.30	$1.30	5.52%	8.51%

	Production by Segment (in metric tons)
	Six Months Ended June 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	43,743	19,317	24,426	126%
Frozen Pork	31,125	31,111	14	0%
Prepared Pork Products	6,945	4,608	2,337	51%
Vegetables and Fruits	5,451	2,872	2,579	90%
Total	87,264	57,908	29,356	51%

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth our revenues by sales channel for the three-month and six-month periods ended June 30, 2007 and 2006.

	Sales by Distribution Channel (U.S. dollars in millions)
	Three Months Ended June 30,				Six Months Ended June 30,
Distribution Channel	2007		2006		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Branded stores	$29.8	46.9%	$15.6	49.2%	$55.9	46.8%	$30.5	49.0%
Food services distributors	11.5	18.0	4.8	15.1	22.0	18.4	9.8	15.7
Restaurants and non-commercial	18.3	28.7	8.8	27.8	32.6	27.3	16.5	26.5
Export	4.1	6.4	2.5	7.9	9.0	7.5	5.5	8.8
Total	$63.7	100.0%	$31.7	100.0%	$119.5	100.0%	$62.3	100.0%

The following table sets forth information with respect to the average number of products offered by our company, the average number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products for each of the three years ended December 31, 2004, 2005 and 2006 and the six months ended June 30, 2007.

	Six Months Ended	Year Ended December 31,
	June 30, 2007	2006	2005	2004
No. of products	281	229	168	125
No. of retail stores	2,863	2,721	2,100	978
Expansion of Market Coverage
No. of Provinces	24	24	24	23
No. of first-tier cities	29	29	29	23
No. of second-tier cities	84	75	44	36
No. of third-tier cities	255	226	142	109

Liquidity and Capital Resources

We have financed our operations over the three years ended December 31, 2006 and the six months ended June 30, 2007 primarily through cash from operating activities and borrowings under our lines of credit with various lending banks in the PRC and the exercise of certain of our outstanding stock purchase warrants. In January 2006, we completed a private placement of our Series A convertible preferred stock and common stock purchase warrants and received net proceeds of approximately $23.11 million. At December 31, 2004, 2005 and 2006 and at June 30, 2007 we had cash and cash equivalents of $5.20 million, $10.14 million, $21.69 million and $41.36 million, respectively.

Net cash provided by operating activities was $17.37 million in the six months ended June 30, 2007. Net cash provided by operating activities in the six months ended June 30, 2007 consisted primarily of net profit of $5.18 million due to increased revenue, an increase of $4.13 million non-cash compensation expense adjustment, an increase of $12.29 million in accounts payable and other payables due to improved payment terms to suppliers and an increase of $1.86 million deposits from clients. Net cash used in operating activities for the six months ended June 30, 2007 was primarily attributable to an increase of $5.38 million in accounts receivable and other receivables and an increase of $0.44 million in inventory. The increase in both accounts receivable and inventory levels during the period was primarily due to our increased sales. Over the past year, management focused on reducing the average age of our accounts receivable. Our average accounts receivable turnover days decreased from approximately 36 days during the six months ended June 30, 2006 to approximately 25 days during the six months ended June 30, 2007. However, our average inventory turnover days increased from approximately 14 days during the six months ended June 30, 2006 to approximately 18 days during the six months ended June 30, 2007 because we had a relatively higher inventory level during the six months ended June 30, 2007.

Net cash used in investing activities was $28.51 million in the six months ended June 30, 2007. At June 30, 2007, our investment in facility construction in progress increased by approximately $17.02 million as compared to the amount of such investment at December 31, 2006. During the six months ended June 30, 2007, a total of $6.03 million was invested in the purchase of fixed assets. In addition, we expended an additional $5.45 million for an investment in land use rights during the six months ended June 30, 2007.

Net cash provided by financing activities was $29.27 million in the six months ended June 30, 2007. During the six months ended June 30, 2007, cash provided by financing activities included the net proceeds from short-term loans of $19.44 million and the net proceeds of $14.42 from the exercise of certain of our outstanding stock purchase warrants. The net cash used in financing activities included the repayment of short-term indebtedness in the aggregate amount of $4.52 million.

At June 30, 2007, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $38.76 million with a weighted average interest rate per annum of 6.47%, and lines of credit with aggregate credit availability of $118.84 million, as follows:

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date

Agriculture Bank of China	$23,636,006	$2,494,912	7.34%	09/10/2007
		2,626,223	7.34	12/25/2007
		919,178	7.34	12/29/2007

Industrial and Commercial Bank of China	26,262,228	1,969,667	5.85%	07/23/2007
		1,969,667	6.12	10/11/2007
		1,969,667	5.85	01/23/2008

China Construction Bank	11,818,003	2,626,223	6.12%	01/10/2008
		2,363,601	6.12	01/17/2008

CITIC Industrial Bank	6,565,557	5,252,446	5.85%	07/16/2007
		2,626,223	8.40	10/28/2007

Agriculture Development Bank of China	63,029,348	3,939,333	5.85%	07/03/2007
		2,626,223	5.85	07/17/2007

Shanghai Pudong Development Bank of China	6,565,557	787,867	6.12%	01/18/2008
		3,939,333	6.39	03/29/2008

Bank of China	13,131,114	-

Commercial Bank of China	2,626,223	2,626,223	6.57%	06/19/2008
Guangdong Development Bank	3,939,334	-

City Finance -short-term	-	26,262	0.00%	Extendable
Total	$157,573,370	$38,763,048

Canadian Government Transfer Loan		$1,707,605	*	05/15/2043
Canadian Government Transfer Loan - Current portion		$145,671	6.02%	05/15/2008

City Finance		$135,250	0.00%	None

* 58% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free. All repayments are applied first to the interest-bearing portion of this loan.

Of our outstanding short-term indebtedness at June 30, 2007, $10.50 million aggregate principal amount of loans was secured by our land and plants located in the PRC and $24.82 million aggregate principal amount of loans was guaranteed by Henan Zhongpin Industrial Co., Ltd.

We believe our existing cash and cash equivalents, together with our available lines of credit, will be sufficient to finance our investment to the new facilities, operating requirements and anticipated capital expenditures of approximately $30 million over the next 12 months. However, we also expect to sell additional debt or equity securities in fiscal 2007 to raise funds for additional capital projects or strategic acquisitions that will enable us to strengthen our market position and accelerate our growth.

Contractual Commitments

The following table summarizes our contractual obligations at June 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$1,989	$146	$292	$292	$1,259
Capital lease obligations	-	-	-	-	-
Operating lease obligations	670	263	407	-	-
Purchase obligations	-	-	-	-	-
Other obligations	-	-	-	-	-
Total	$2,659	$409	$699	$292	$1,259

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

Substantially all of our revenues and expenses are denominated in Renminbi. However, we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there can be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

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

ZHONGPIN INC.

Part II - Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

During the six months ended June 30, 2007, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except as follows:

Recent amendments to the corporate income tax law in the PRC may increase the income taxes payable by our operating subsidiaries located in the PRC, which could adversely affect our profitability.

On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries is subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position or operating results.

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

ZHONGPIN INC. (Company)

Date: August 9, 2007

By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

By:	/s/ Yuanmei Ma
Yuanmei Ma
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.