Form 10-Q
period 2007-09-30
ZHONGPIN INC.
filed 2007-11-09
CIK 1277092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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

As of November 1, 2007, 25,751,613 shares of the registrant’s common stock, and 3,125,000 shares of the registrant’s Series A preferred stock, each such share convertible into one share of the registrant’s common stock, were outstanding.

ZHONGPIN INC.

FORM 10-Q

i

ZHONGPIN INC.

Part I – Financial Information

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

The results of operations for the three-and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$36,714,734	$21,692,814
Accounts receivable and other receivables	21,716,853	13,471,450
Purchase deposits	373,723	-
Prepaid expenses and deferred charges	465,308	200,436
Inventories	16,396,917	10,077,479
Tax refund receivables	1,574,021	1,079,002
Total current assets	77,241,556	46,521,181

Property, plant and equipment (net)	45,964,124	32,597,150
Other receivables	4,054,827	2,056,642
Construction contracts	32,732,747	12,016,823
Intangible assets	16,849,397	9,030,077

Total assets	$176,842,651	$102,221,873

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other payables	30,598,365	20,712,794
Accrued liabilities	2,808,814	1,597,557
Short term loans payable	48,756,457	23,845,198
Taxes payable	61,346	378,705
Deposits from clients	5,770,544	683,814
Research and development grants payable	236,958	248,572
Long term loans payable-current portion	145,671	145,671
Total current liabilities	88,378,155	47,612,311

Long term loans payable	1,844,740	1,912,343

Total liabilities	90,222,895	49,524,654

Equity
Preferred stock: par value $0.001; 25,000,000 authorized; 3,125,000 and 6,900,000 shares issued and outstanding	3,125	6,900
Common stock: par value $0.001; 100,000,000 authorized; 19,386,769 and 12,132,311shares issued and outstanding	19,387	12,133
Additional paid in capital	52,724,502	32,538,535
Retained earnings	29,492,558	18,456,884
Accumulated other comprehensive income	4,380,184	1,682,767
Total equity	86,619,756	52,697,219

Total liabilities and equity	$176,842,651	$102,221,873

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Sales revenues	$71,312,992	$33,829,525	$190,783,230	$96,100,380
Cost of sales	61,641,917	28,674,782	165,192,668	81,641,757
Gross profit	9,671,075	5,154,743	25,590,562	14,458,623

Operating expenses
General and administrative expenses	1,857,047	2,528,877	4,801,207	5,007,525
Non-cash compensation expenses	-	-	4,134,573	-
Operating expenses	1,067,048	883,696	3,311,409	2,403,932
Total operating expenses	2,924,095	3,412,573	12,247,189	7,411,457

Income from operations	6,746,980	1,742,170	13,343,373	7,047,166

Other income (expense)
Interest income	42,932	23,456	169,856	268,794
Other income (expenses)	78,591	(724)	209,420	35,512
Allowances income	36,540	6,664	39,989	1,233,509
Exchange gain	22,748	15,020	28,895	33,048
Interest expense	(701,616)	(300,855)	(1,772,957)	(908,670)
Total other income (expense)	(520,805)	(256,439)	(1,324,797)	662,193

Net income before taxes	6,226,175	1,485,731	12,018,576	7,709,359
Provision for income taxes	370,509	124,625	982,902	441,815

Net income after taxes	5,855,666	1,361,106	11,035,674	7,267,544
Minority interest	-	2,390	-	21,685

Net income	$5,855,666	$1,358,716	$11,035,674	$7,245,859

Foreign currency translation adjustment	$1,162,162	$479,389	$2,697,417	$744,480
Comprehensive income	$7,017,828	$1,838,105	$13,733,091	$7,990,339

Basic earnings per common share	$0.26	$0.07	$0.55	$0.41
Diluted earnings per common share	$0.25	$0.06	$0.52	$0.33
Basic weighted average shares outstanding	19,259,575	11,752,568	15,604,355	11,752,568
Diluted weighted average shares outstanding	23,421,587	23,237,568	21,259,956	21,911,457

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amount in U.S. dollars) ( Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Par value	Shares	Par value	Capital	Earnings	Income	Total
December 31, 2006	6,900,000	$6,900	12,132,311	$12,133	$32,538,535	$18,456,884	$1,682,767	$52,697,219

Preferred stock converted to common	(3,775,000)	(3,775)	3,775,000	3,775	-	-	-	-
Increase in common stock - warrant exercise	-	-	3,479,458	3,479	16,007,032	-	-	16,010,511
Warrant expense	-	-	-	-	15,950	-	-	15,950
One time non-cash compensation adjustment	-	-	-	-	4,134,573	-	-	4,134,573
Stock option compensation expense	-	-	-	-	28,412	-	-	28,412
Net income for the period	-	-	-	-	-	11,035,674	-	11,035,674
Foreign currency translation adjustment	-	-	-	-	-	-	2,697,417	2,697,417
Balance September 30, 2007	3,125,000	$3,125	19,386,769	$20,587	$52,724,502	$29,492,558	$4,380,184	$86,619,756

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars) ( Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$11,035,674	$7,245,859
Adjustments to reconcile net income to net cash provided by (used in) operations:
Minority interest	-	21,685
Depreciation	1,318,451	650,132
Amortization	247,493	84,246
Exchange gain (loss)	-	(33,048)
Provision for allowance for bad debt	-	(76)
Warrants issued for services	15,950	12,760
One-time non-cash compensation adjustments	4,134,573	-
Non-cash compensation adjustment	28,412	-

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(9,431,574)	(3,482,695)
Purchase deposits	(366,173)	(275,523)
Prepaid expense and deferred charges	(254,292)	(33,237)
Inventories	(5,799,057)	(7,782,998)
Tax refunds receivable	(443,004)	(279,514)
Accounts payable and Other payable	8,933,316	96,754
Accrued liabilities	1,130,281	-
Taxes payable	(325,604)	(973,392)
Deposits from clients	4,956,464	(82,716)
Net cash provided by (used in) operating activities	15,180,910	(4,831,763)

Cash flows from investing activities:
Construction in progress	(27,345,849)	(6,725,968)
Additions to fixed assets	(5,627,248)	(5,070,015)
Additions to intangible assets	(7,556,552)	(3,976,049)
Net cash used in investing activities	(40,529,649)	(15,772,032)

Cash flows from financing activities:
Repayment of bank overdraft	-	(619,579)
Repayment of bank notes	(65,214)	-
Proceeds from short-term loans	44,214,892	24,390,081
Repayment of short-term loans	(20,737,958)	(21,435,425)
Repayment of long-term loans	(146,188)	(154,497)
Proceeds from preferred stock	-	23,110,703
Proceeds from exercise of warrants	16,010,511	-
Net cash provided by financing activities	39,276,043	25,291,283

Effect of rate changes on cash	1,094,616	777,605
Increase (decrease) in cash and cash equivalents	15,021,920	5,465,093
Cash and cash equivalents, beginning of period	21,692,814	10,142,394
Cash and cash equivalents, end of period	$36,714,734	$15,607,487

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,791,177	$901,642
Cash paid for income taxes	$673,165	$313,540

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

In June 2006, Zhumadian Zhongpin Food Company Limited was registered with a registered capital of 5,000,000 RMB ($625,344), which is 100%-owned by Henan Zhongpin Food Share Company Limited. In August 2006, Anyang Zhongpin Food Company Limited was registered with a registered capital of 4,800,000 RMB ($606,927), which is 100%-owned by Henan Zhongpin Food Share Company Limited. In September 2006, Henan Zhongpin Fresh Food Logistics Company Limited, Deyang Zhongpin Food Company Limited and Henan Zhongpin Business Development Company Limited were registered with the registered capitals of 1,500,000 RMB ($189,665), 1,000,000 RMB ($126,443) and 5,000,000 RMB ($632,215), respectively, which are all 100%-owned by Henan Zhongpin Food Share Company Limited. In October 2006, Heilongjiang Zhongpin Food Company Limited was registered with a registered capital of 1,000,000 RMB ($126,406), which is 100%-owned by Henan Zhongpin Food Share Company Limited. In April 2007, Luoyang Zhongpin Food Company Limited was registered with a registered capital of 5,000,000 RMB ($647,677), which is 100%-owned by Henan Zhongpin Food Share Company Limited. In June 2007, Yongcheng Zhongpin Food Company Limited was registered with a registered capital of 1,000,000 RMB ($130,724), which is 100%-owned by Henan Zhongpin Food Share Company Limited. In September 2007, Tianjin Zhongpin Food Company Limited was registered with a registered capital of 5,000,000 RMB ($664,699), which is 100%-owned by Henan Zhongpin Food Share Company Limited.

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of Food Share’s subsidiaries are as follows:

NAME	DOMICILE/DATE OF INCORPORATION	REGISTERED CAPITAL	PERCENTAGE OF OWNERSHIP

Henan Zhongpin Industrial Company Limited	PRC/Jan. 17, 2004	18,000,000 RMB	100.00%
		($2,173,913)

Henan Zhongpin Import and Export Trading Company	PRC/Aug. 11, 2004	5,060,000 RMB ($611,111)	100.00%

Zhumadian Zhongpin Food Company Limited	PRC/June 7, 2006	5,000,000 RMB ($625,344)	100.00%

Anyang Zhongpin Food Company Limited	PRC/Aug. 21, 2006	4,800,000 RMB ($606,927)	100.00%

Henan Zhongpin Fresh Food Logistics Company Limited	PRC/Sept. 14, 2006	1,500,000 RMB ($189,665)	100.00%

Deyang Zhongpin Food Company Limited	PRC/Sept. 25, 2006	1,000,000 RMB ($126,443)	100.00%

Henan Zhongpin Business Development Company Limited	PRC/Sept. 27, 2006	5,000,000 RMB ($632,215)	100.00%

Heilongjiang Zhongpin Food Company Limited	PRC/Oct.17, 2006	1,000,000 RMB ($126,406)	100.00%
Luoyang Zhongpin Food Company Limited	PRC/April 26, 2007	5,000,000 RMB ($647,677)	100.00%

Yongcheng Zhongpin Food Company Limited	PRC/June 1, 2007	1,000,000 RMB ($130,724)	100.00%

Tianjin Zhongpin Food Company Limited	PRC/Sept. 14, 2007	5,000,000 RMB ( $664,699 )	100.00%

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Zhongpin Inc. (formerly Strong Technical, Inc.), Falcon Link Investment Limited, Henan Zhongpin Food Co., Ltd., Henan Zhongpin Food Share Company Limited, Henan Zhongpin Industrial Company Limited, Henan Zhongpin Import and Export Trading Company, Zhumadian Zhongpin Food Company Limited, Anyang Zhongpin Food  Company Limited, Henan Zhongpin Business Development Company Limited, Henan Zhongpin Fresh Food Logistics Company Limited, Deyang Zhongpin Food Company Limited ,Heilongjiang Zhongpin Food Company Limited, Luoyang Zhongpin Food Company Limited, Yongcheng Zhongpin Food Company Limited and Tianjin Zhongpin Food Company Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

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

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$5,855,666	$1,358,716	$11,035,674	$7,245,859
Net income allocated to preferred stock	(819,793)	(502,619)	(2,410,191)	(2,484,708)
Net income to common stockholders (Basic)	$5,035,873	$856,097	$8,625,483	$4,761,151

DENOMINATORS FOR BASIC AND DILUTED EPS
Common stock outstanding after recapitalization and 1:35.349 reverse stock split	19,259,575	11,752,568	15,604,355	11,752,568
DENOMINATOR FOR BASIC EPS	19,259,575	11,752,568	15,604,355	11,752,568
Add: Weighted average preferred as if converted	3,125,000	6,900,000	4,359,249	6,133,333
Add: Weighted average stock warrants outstanding	1,037,012	4,585,000	915,331	4,025,556
DENOMINATOR FOR DILUTED EPS	23,421,587	23,237,568	21,259,956	21,911,457

EPS – Basic	$0.26	$0.07	$.055	$0.41
EPS – Diluted	$0.25	$0.06	$0.52	$0.33

SHIPPING AND HANDLING COSTS

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. Direct shipping costs are included in operating expenses, which were approximately $419,500 and $518,600 for the three months ended September 30, 2007 and 2006, respectively, and $1,536,100 and $1,224,100 for the nine months ended September 30, 2007 and 2006, respectively. Handling costs are included in costs of sales, which were approximately $550,400 and $385,100 for the three months ended September 30, 2007 and 2006, respectively, and $1,153,400 and $661,900 for the nine months ended September 30, 2007 and 2006, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expenses were approximately $202,700 and $105,200 for the three months ended September 30, 2007 and 2006, respectively, and $703,100 and $199,700 for the nine months ended September 30, 2007 and 2006, respectively.

RESEARCH AND DEVELOPMENT COSTS

The PRC government has made a cash grant to our company specifically to fund research and development. We have recorded this grant as a liability titled “Research & development grants payable” on our balance sheet. Qualifying research and development costs reduce the liability while non-qualifying research and development costs are expensed as incurred. Research and development costs were approximately $416,600 and $423,600 for the three months ended September 30, 2007 and 2006, respectively, and $1,233,000 and $895,600 for the nine months ended September 30, 2007 and 2006, respectively.

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

INCOME TAXES

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” these deferred taxes are measured by applying currently-enacted tax laws. We recorded income tax expenses of $370,500 and $124,600 for the three months ended September 30, 2007 and 2006, respectively, and $982,900 and $441,800 for the nine months ended September 30, 2007 and 2006, respectively.

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

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

3.	BUSINESS ACQUISITIONS (continued)

During 2001, Food Share acquired Yanlin Meat Factory and established Zhongpin Industrial Company Limited as a joint venture with three individuals. Initially, Food Share owned 88% of Zhongpin Industrial Company Limited. In November 2006, Food Share acquired the three individuals’ share interests in, and became the 100% owner of, Zhongpin Industrial Company Limited.

4.	ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

We accrue an allowance for bad debts related to our receivables. The receivable and allowance balances at September 30, 2007 and 2006 were as follows:

	September 30, 2007	December 31, 2006
Accounts receivable	$22,020,236	$13,763,260
Other receivables	4,179,811	2,176,858
Allowance for bad debts	(428,367)	(412,026)
	$25,771,680	$15,528,092

Current	$21,716,853	$13,471,450
Non-current	4,054,827	2,056,642
	$25,771,680	$15,528,092

Other receivables consist primarily of cash advances to suppliers to ensure preferential pricing and delivery. These advances bear no interest and are expected to be repaid in cash. Repayment is typically required to be made in less than one year. Advances that are not expected to be repaid within one year are classified as non-current.

5.	INVENTORIES

Inventories at September 30, 2007 and December 31, 2006 consisted of:

	September 30, 2007	December 31, 2006
Raw materials	$1,383,132	$307,202
Low value consumables & packaging	1,009,466	401,177
Work-in-progress	2,764,851	487,930
Finished goods	11,239,468	8,881,170
Net inventories	$16,396,917	$10,077,479

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost at September 30, 2007 and December 31, 2006 consisted of:

	September 30, 2007	December 31, 2006
Machinery and equipment	$17,912,945	$12,453,177
Furniture and office equipment	639,787	434,128
Motor vehicles	881,792	416,479
Buildings	31,286,109	22,584,113
Subtotal	$50,720,633	35,887,897
Less: Acquisition gain	(85,533)	(92,510)
Less: accumulated depreciation	(4,670,976)	(3,198,237)
Net property and equipment	$45,964,124	$32,597,150
Depreciation expense	$1,329,342	$973,618

7.	INTANGIBLE ASSETS

Intangible assets consist of prepaid land use rights. According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, we paid in advance for certain land use rights. Prepaid land use rights are being amortized and recorded as lease expense using the straight-line method over the use terms of 20 to 50 years. Intangible assets at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Land use rights	$17,331,112	$9,250,410
Accumulated amortization	(481,715)	(220,333)
	$16,849,397	$9,030,077
Amortization expense	$247,493	$127,449

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

8.	CONSTRUCTION IN PROGRESS

Construction in progress at September 30, 2007 and December 31, 2006 consisted of:

Construction Project	Date or Estimated Date Put in Service(1)	September 30, 2007	December 31, 2006

Production line for chilled and frozen pork (in Zhumadian)	December 2007	$6,787,073	$9,313,544
Production line for chilled and frozen pork (in Anyang)	March 2008	12,175,845	1,161,339
Land use right of Industrial Park No.4 land	March 2008	1,413,967	970,147
Production line for prepared pork (in industrial plant)	November 2007	2,764,381	542,493
Logistic Software	December 2007	30,463	29,300
Production Line for chilled and frozen pork (in Luoyang)	December 2008	5,923,171	-
Logistic Hub and Cooling Storage	May 2008	3,637,847	-
		$32,732,747	$12,016,823
___________________

(1)
Represents the date on which all regulatory permits and approvals have been, or are expected to be, received and the project has been, or is expected to be, placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

9. LOANS PAYABLE

SHORT-TERM LOANS

Short-term loans are due within one year. Of the $48.90 million aggregate principal amount of short-term loans at September 30, 2007, loans in the principal amount of $12.78 million were secured by our land and plants located in the PRC and loans in the aggregate principal amount of $35.95 million were guaranteed by Henan Zhongpin Industry Co., Ltd. These loans bear interest at prevailing lending rates in the PRC ranging from 5.85% to 8.40% per annum. At September 30, 2007, there was approximately $113.70 million in available unused lines of credit.

LONG-TERM LOANS

Our long-term loan bears interest at the rate of 6.02% per annum.

The balances of loans payable at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
Short-Term Loans Payable	$48,756,457	$23,845,198
Total Long-Term Loans Payable	1,990,411	2,058,014
	$50,746,868	$25,903,212

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

9.	LOANS PAYABLE (continued)

Long-Term Repayment Schedule

Payments due in 2007 – current portion	$72,836
Payments due in 2008 – current portion	72,835
Payments due in 2008	72,836
Payments due in 2009	145,671
Payments due in 2010	145,671
Payments due in 2011	145,671
Payments due thereafter	1,334,891
$1,990,411

10.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of our business. As of September 30, 2007, there was no material legal proceeding to which we were a party or to which any of our property was subject that will have a material adverse effect on our financial condition.

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

On December 22, 2006, we amended the registration rights agreement and agreed to pay an aggregate of $1,044,357 in cash and to issue an aggregate of 379,743 shares of our common stock to settle in full our obligations under such agreement to have the registration statement required thereunder declared effective by the SEC in an timely manner. At the same time, in order to obtain the consent of investors to remove from such registration statement certain shares of common stock underlying our stock purchase warrants, we issued to such investors warrants to purchase an aggregate of 884,796 shares of common stock with an exercise price of $5.50 per share. The total expenses related to the penalty were $1,044,357 in cash, $2,848,073 related to the shares of common stock and $4,461,775 related to the warrants. In February and May 2007, the registration statements we filed pursuant to the registration rights agreement to register in full all shares required to be registered pursuant to the registration rights agreement were declared effective by SEC.

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

11.	ALLOWANCES INCOME

“Allowances income” consists of grants from the government of the PRC for our participation in specific programs, such as import and export, branding, and city maintenance and construction. We received allowances income for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Allowance income	$36,540	$6,664	$39,989	$1,233,509

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

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the nine months ended September 30, 2007 or during fiscal 2006 or 2005.

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

In September 2006, Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We expect the Statement will have no material impact on our consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

13.	NEW ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We expect the Statement will have no material impact on our consolidated financial statements.

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

On June 15, 2006, in conjunction with a one-year consulting agreement, we issued three-year warrants to purchase 100,000 shares of common stock at a price of $6.50 per share. The warrants vest monthly over a one-year period. These warrants were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period of one year. Consulting expense related to the warrants amounted to $9,570 for the nine months ended September 30, 2007.

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS
15.	WARRANTS (continued)

On December 22, 2006, in conjunction with an amendment to a registration rights agreement, we issued to investors warrants to purchase 884,796 shares of common stock at a price of $5.50 per share. The warrants were accounted for using the fair value method. Penalty expense related to the warrants amounted to $4,461,775 for the year ended December 31, 2006. There was no penalty expense accrued for the nine months ended September 30, 2007.

On August 23, 2007, we issued stock purchase options to an executive officer to purchase 100,000 shares of common stock and to a director to purchase 30,000 shares of common stock, in each case at an initial exercise price of $9.20 per share. These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (three years for the executive officer and one year for the director). The compensation expense for these options amounted to $28,412 for the nine months ended September 30, 2007.

On September 30, 2007, in conjunction with a one-year consulting agreement, we issued three-year warrants to purchase 50,000 shares of common stock at an initial exercise price per share of $10.00. The warrants vest monthly over a one-year period. These warrants were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period of one year. Consulting expense related to the warrants amounted to $536 for the nine months ended September 30, 2007.

The following table provides certain information with respect to the above-referenced warrants outstanding at September 30, 2007:

	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Life - Years
Warrants	$4.00 - $10.00	2,040,338	$4.91	3.34
Options	$9.20	130,000	$9.20	4.90

The following table provides certain information with respect to warrants exercisable at September 30, 2007:

	Exercise Price	Number Outstanding	Weighted Average Exercise Price
Warrants	$4.00 - $10.00	2,040,338	$4.91
Options	N/A	None	N/A

The weighted average fair value at date of grant for warrants and options granted during 2007 and 2006 was $4.09 and $0.38, respectively, and was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected life in years	3 - 5
Interest rate	4% - 4.52%
Volatility	6.1% - 68.5%
Dividend yield	0%

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

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

	Sales by Segment (U.S. dollars in millions)
	Three Months Ended September 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	$37.01	$11.98	$25.03	209%
Frozen Pork	24.78	15.88	8.90	56%
Prepared Pork Products	6.72	3.72	3.00	81%
Vegetables and Fruits	2.80	2.25	0.55	24%
Total	$71.31	$33.83	$37.48	111%

	Sales by Segment (U.S. dollars in millions)
	Nine months Ended September 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	$98.37	$32.91	$65.46	199%
Frozen Pork	67.27	48.27	19.00	39%
Prepared Pork Products	18.55	10.47	8.08	77%
Vegetables and Fruits	6.59	4.45	2.14	48%
Total	$190.78	$96.10	$94.68	99%

ZHONGPIN INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

16.	SEGMENT REPORTING (continued)

	Operating Income by Segment (U.S. dollars in millions)
	Three Months Ended September 30,		Change	Operating Margin Three Months Ended September 30,
	2007	2006	2007/2006	2007	2006
Pork and Pork Products
Chilled Pork	$3.45	$0.59	$2.86	9.33%	4.95%
Frozen Pork	1.99	0.69	1.30	8.01%	4.33%
Prepared Pork Product	0.97	0.30	0.67	14.43%	8.06%
Vegetables and Fruits	0.34	0.16	0.18	12.14%	7.11%
Total	$6.75	$1.74	$5.01	9.47%	5.14%

	Operating Income by Segment (U.S. dollars in millions)
	Nine Months Ended September 30,		Change	Operating Margin Nine Months Ended September 30,
	2007	2006	2007/2006	2007	2006
Pork and Pork Products
Chilled Pork	$6.38	$2.32	$4.06	6.49%	7.05%
Frozen Pork	4.03	3.23	0.80	5.99%	6.69%
Prepared Pork Product	2.32	1.10	1.22	12.51%	10.51%
Vegetables and Fruits	0.62	0.39	0.23	9.41%	8.76%
Total	$13.35	$7.04	$6.31	7.00%	7.33%

17.	SUBSEQUENT EVENTS

On October 9, 2007, we completed a private placement in which we sold for an aggregate purchase price of $50.0 million, 6,250,000 shares of our common stock at a purchase price of $8.00 per share. We received net proceeds from the offering in the amount of approximately $46.4 million. In connection with this offering, we issued to the placement agents warrants to purchase an aggregate of 437,500 shares of common stock that are exercisable for a period of five years at an exercise price of $8.00 per share, subject to adjustment for certain antidilutive events.

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

Overview

We are principally engaged in the meat and food processing and distribution business in the PRC. Currently, we have nine processing plants located in Henan, Heilongjiang and Sichuan Provinces in the PRC, with a total of 15 production lines. Our current total production capacity for chilled pork and frozen pork, including the average production capacity from OEM partners, is 997 metric tons per day, including the average production capacity of approximately 104 metric tons per day from OEM partners, based on an eight-hour working day, or approximately 359,000 metric tons on an annual basis. We also have production capacity for prepared meats of 70 metric tons per eight-hour day (or approximately 25,200 metric tons on an annual basis) and for fruits and vegetables, including the average production capacity from OEM partners, of 73 metric tons per eight-hour day, including the average production capacity of approximately eight metric tons per day supplied by OEM partners (or approximately 26,280 metric tons on an annual basis). We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

On April 26, 2007, Henan Zhongpin formed a new wholly-owned subsidiary, Luoyang Zhongpin Food Company Limited, for the purpose of constructing a production facility to be located in western Henan Province. We plan to invest approximately $14.5 million to construct this facility, which is planned to have a production capacity of 195 metric tons per eight-hour working day, or approximately 70,000 metric tons on an annual basis. Approximately 60% of the production capacity will be designed for the chilled pork and the remaining approximately 40% will be designed for the frozen pork. We plan to put the new facility into operation in the third quarter of fiscal 2008.

On June 30, 2007, Henan Zhongpin formed a wholly-owned subsidiary, Shangqiu Zhongpin Food Company Limited, through which we plan to invest approximately $15 million to construct a new production facility in eastern Henan Province that will be designed with a production capacity for chilled or frozen pork of 222 metric tons per eight-hour working day, or approximately 80,000 metric tons on an annual basis. Approximately 75% of the production capacity will be designed for the production of chilled pork and approximately 25% will be designed for the production of frozen pork. We plan to put this new plant into production in the third quarter of fiscal 2008.

On September 14, 2007, Henan Zhongpin formed a wholly-owned subsidiary, Tianjin Zhongpin Food Company Limited, for the purpose of running a leased production facility located in the Special Economic Development Zone in Tianjin City. The total production capacity for chilled and frozen pork at the leased facility is 147 metric tons per day, based on an eight-hour working day, or approximately 53,000 metric tons on an annual basis. Approximately 80% of the facility’s production capacity will be dedicated to the production of chilled pork and approximately 20% will be dedicated to the production of frozen pork. We began production at the leased facility in September 2007.

Our products are sold under the “Zhongpin” brand name. Our customers include over 17 international or domestic fast food companies in the PRC, over 39 export-registered processing factories and over 1,592 school cafeterias, factory canteens, army posts and national departments. We also sell directly to over 2,902 retail outlets, including supermarkets, within the PRC.

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

Accounts Receivable. We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an allowance for doubtful accounts equivalent to those accounts that are not collected within one year plus 5% of receivables less than one year old. As of September 30, 2007, we were successful in collecting $147,200, or approximately 72%, of doubtful accounts that were outstanding at December 31, 2006 for longer than one year. It is management’s belief that the current bad debt allowance adequately reflects an appropriate estimate based on management’s judgment.

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

Results of Operations

In fiscal 2007, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last five years. In February 2006, we completed the construction of a new, fresh-chilled meat processing facility in the Zhongpin Industrial Park II, in November 2006, we added an additional processing plant by leasing a meat processing plant in Heilongjiang Province, in June 2007, we completed the construction of a new fresh meat processing facility in Zhumadian, Henan Province and acquired a meat processing facility in Sichuan Province and in September 2007, we added an additional processing plant by leasing a meat processing plant in the Special Economic Development Zone in Tianjin City and we completed the construction of a new fresh meat processing facility in Anyang, Henan Province. In addition, and we are currently constructing additional processing facilities in Henan Province. We also are expanding our capability in temperature-controlled, physical logistic systems. We expect to continue to scale up operations and to develop new markets, streamline our supply chain management, continue the development of our information technology systems, invest in training and human resources development and accelerate revenue and profit growth.

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

The following table sets forth, for the periods indicated, certain statement of operations data:

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
	(U.S. dollars in thousands)

Revenues:
Sales revenues	$71,313	$33,830	$190,783	$96,100
Cost of sales	61,642	28,675	165,193	81,642
Gross profit	9,671	5,155	25,590	14,458

Operating expenses:
General and administrative expenses	1,857	2,529	4,801	5,007
One time non-cash compensation adjustment	—	—	4,135	—
Operating expenses	1,607	884	3,311	2,404
Total operating expenses	2,924	3,413	12,247	7,411

Income from operations	6,747	1,742	13,343	7,047

Other income (expense):
Interest income	43	24	170	269
Other income	79	(1)	210	35
Allowance income	36	7	40	1,234
Exchange gain (loss)	23	15	29	33
Interest expense	(702)	(301)	(1,773)	(909)
Total other income (expense)	(521)	(256)	(1,324)	662

Net income before taxes	6,226	1,486	12,019	7,709
Provision for income taxes	370	125	983	441

Net income after taxes	5,856	1,361	11,036	7,268
Minority interest in gain	—	2	--	22
Net income	5,856	1,359	11,036	7,246
Foreign currency translation adjustment	1,162	479	2,697	744
Comprehensive income	$7,018	$1,838	$13,733	$7,990

Comparison of Three Months Ended September 30, 2007 and September 30, 2006

Revenue. Total revenue increased from $33.83 million for the three months ended September 30, 2006 to $71.31 million for the three months ended September 30, 2007, which represented an increase of $37.48 million, or approximately 111%. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from the effects of the continued increase in the number of branded stores sales and increased sales to restaurants and non-commercial customers and to increased market prices for pork products in the PRC during the three months ended September 30, 2007. During the three months ended September 30, 2007, two new showcase stores, 11 new “branded” retail stores and 26 new supermarket counters were opened, as compared to nine new showcase stores, 72 new “branded” retail stores and 106 new supermarket counters opened during the three months ended September 30, 2006. As of September 30, 2007, our total number of showcase stores, “branded” retail stores and supermarket counters were 109, 912 and 1,881, respectively, compared to 88, 651 and 1,745, respectively, as of September 30, 2006. In addition, during the three months ended September 30, 2007, we expanded our marketing and sales efforts to include five additional second-tier cities (for a total of 89 second-tier cities at September 30, 2007) and 12 additional third-tier cities (for a total of 267 third-tier cities at September 30, 2007) compared to the six additional second-tier cities (for a total of 64 second-tier cities at September 30, 2006) and 13 additional third-tier cities (for a total of 205 third-tier cities at September 30, 2006) during the three months ended September 30, 2006.

During the three months ended September 30, 2007, revenues from sales to branded stores increased to $32.52 million, which represented an increase of $16.79 million, or approximately 107%, as compared to the three months ended September 30, 2006. During the three months ended September 30, 2007, revenues from sales to food service distributors increased to $13.12 million, which represented an increase of $6.93 million, or approximately 112%, as compared to the three months ended September 30, 2006. During the three months ended September 30, 2007, revenues from sales to restaurants and non-commercial customers increased to $20.89 million, which represented an increase of $11.62 million, or approximately 125%, as compared to the three months ended September 30, 2006. During the three months ended September 30, 2007, revenues from export sales increased to $4.78 million, which represented an increase of $2.14 million, or approximately 81%, as compared to the three months ended September 30, 2006.

Cost of sales. Cost of sales increased from $28.67 million for the three months ended September 30, 2006 to $61.64 million for the three months ended September 30, 2007, which represented an increase of $32.97 million, or approximately 115%. The increase of cost of sales was primarily due to the corresponding increase in sales. The gross profit margin (gross profit divided by total sales revenue) decreased from 15.24% for the three months ended September 30, 2006 to 13.56% for the three months ended September 30, 2007. The decrease in gross profit margin was primarily due to an increase in the cost of raw materials, which was offset, in part, by an increase in the market prices for pork products during the three months ended September 30, 2007.

General and administrative expenses. General and administrative expenses decreased from $2.53 million for the three months ended September 30, 2006 to $1.86 million for the three months ended September 30, 2007, which represented a decrease of $0.67 million, or approximately 26%. As a percentage of revenues, general and administrative expenses decreased from 7.48% for the three months ended September 30, 2006 to 2.60% for the three months ended September 30, 2007. The decrease in the net amount of general and administrative expenses was primarily the result of the accrual of a liability in the amount of $1.27 million in three months ended September 30, 2006 because of our failure to register in a timely manner for resale under the Securities Act of 1933, as amended, the shares of our common stock issuable upon the conversion or exercise of such securities.

Operating expenses. Operating expenses increased from $0.88 million for the three months ended September 30, 2006 to $1.07 million for the three months ended September 30, 2007, which represented an increase of $0.19 million, or approximately 22%. As a percentage of revenue, operating expenses decreased from 2.61% for the three months ended September 30, 2006 to 1.50% for the three months ended September 30, 2007. The increase in operating expenses was primarily the result of the increased scale of our operations.

Interest expense. Interest expense increased from $0.30 million for the three months ended September 30, 2006 to $0.70 million for the three months ended September 30, 2007, which represented an increase of $0.40 million, or approximately 133%. The increase in interest expense was primarily a result of increased short-term bank loans. Our average outstanding bank debt increased by approximately $19.95 million from $23.35 million for the three months ended September 30, 2006 to $43.30 million for the three months ended September 30, 2007, primarily due to our increased working capital requirements and our investment in new facilities. Our weighted average borrowing rate increased from 5.16% for the three months ended September 30, 2006 to 6.48% for the three months ended September 30, 2007, primarily due to an increase in interest rates, including the interest rate issued by the People’s Bank of China.

Interest income, allowance income, other income and exchange gain. Interest income, allowance income, other income and exchange gain increased from $0.04 million for the three months ended September 30, 2006 to $0.18 million for the three months ended September 30, 2007, which represented an increase of $0.14 million, or approximately 350%. This increase was primarily due to a increase of $0.08 million in other income and $0.03 million in allowance income.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products including raw meat products and raw fruits and vegetable products. The increase of $0.25 million in the provision for income taxes for the three months ended September 30, 2007 over the three months ended September 30, 2006 resulted from an increase of $0.74 million in our income from the sale of prepared products for the three months ended September 30, 2007.

Comparison of Nine months Ended September 30, 2007 and September 30, 2006

Revenue. Total revenue increased from $96.10 million for the nine months ended September 30, 2006 to $190.78 million for the nine months ended September 30, 2007, which represented an increase of $94.68 million, or approximately 99%. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from the effects of the continued increase in the amount of branded stores sales and increased sales to food service distributors and to increased market prices for pork products in the PRC during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, 13 new showcase stores, 56 new “branded” retail stores and 112 new supermarket counters were opened, as compared to 19 new showcase stores, 131 new “branded” retail stores and 171 new supermarket counters opened during the nine months ended September 30, 2006. As of September 30, 2007, our total number of showcase stores, “branded” retail stores and supermarket counters were 109, 912 and 1,881, respectively, compared to 88, 651 and 1,745, respectively, as of September 30, 2006. In addition, during the nine months ended September 30, 2007, we expanded our marketing and sales efforts to include 14 additional second-tier cities (for a total of 89 second-tier cities at September 30, 2007) and 41 additional third-tier cities (for a total of 267 third-tier cities at September 30, 2007), compared to the 28 additional second-tier cities (for a total of 72 second-tier cities at September 30, 2006) and 76 additional third-tier cities (for a total of 218 third-tier cities at September 30, 2006) during the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, revenues from sales to branded stores increased to $88.4 million, which represented an increase of $42.2 million, or approximately 91%, as compared to the nine months ended September 30, 2006. During the nine months ended September 30, 2007, revenues from sales to food service distributors increased to $35.1 million, which represented an increase of $19.1 million, or approximately 119%, as compared to the nine months ended September 30, 2006. During the nine months ended September 30, 2007, revenues from sales to restaurants and non-commercial customers increased to $53.5 million, which represented an increase of $27.7 million, or approximately 107%, as compared to the nine months ended September 30, 2006. During the nine months ended September 30, 2007, revenues from export sales increased to $13.8 million, which represented an increase of $5.7 million, or approximately 70%, as compared to the nine months ended September 30, 2006. Within these four distribution channels, the percentage of growth was highest for food service distributors.

Cost of sales. Cost of sales increased from $81.64 million for the nine months ended September 30, 2006 to $165.19 million for the nine months ended September 30, 2007, which represented an increase of $83.55 million, or approximately 102%. The gross profit margin (total sales revenue divided by cost of sales) decreased from 15.05% for the nine months ended September 30, 2006 to 13.41% for the nine months ended September 30, 2007. The decrease in gross profit margin was primarily due to an increase in the cost of raw materials, which was offset, in part, by an increase in the market prices for pork products, during the nine months ended September 30, 2007.

General and administrative expenses. General and administrative expenses decreased from $5.01 million for the nine months ended September 30, 2006 to $4.80 million for the nine months ended September 30, 2007, which represented a decrease of $0.21 million, or approximately 4%. As a percentage of revenues, general and administrative expenses decreased from 5.21% for the nine months ended September 30, 2006 to 2.52% for the nine months ended September 30, 2007. As discussed above, the decrease in the net amount of general and administrative expenses was primarily the result of the accrual of a liability in the amount of $1.82 million in nine months ended September 30, 2006 because of our failure to register in a timely manner for resale under the Securities Act of 1933, as amended, the shares of our common stock issuable upon the conversion or exercise of such securities.

Non-cash compensation adjustment. During the nine months ended September 30, 2007, we incurred a one-time, non-cash compensation expense in the amount of $4.1 million in connection with the release from escrow to certain of our employees of shares of common stock that had been deposited into escrow by such employees in connection with our January 2006 private placement, as described below. No such compensation expense was recorded during the nine months ended September 30, 2006.

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

Operating expenses. Operating expenses increased from $2.40 million for the nine months ended September 30, 2006 to $3.31 million for the nine months ended September 30, 2007, which represented an increase of $0.91 million, or approximately 40%. As a percentage of revenue, operating expenses decreased from 2.50% for the nine months ended September 30, 2006 to 1.74% for the nine months ended September 30, 2007. The increase in operating expenses was primarily the result of the increased scale of our operations.

Interest expense. Interest expense increased from $0.91 million for the nine months ended September 30, 2006 to $1.77 million for the nine months ended September 30, 2007, which represented an increase of $0.86 million, or approximately 95%. The increase in interest expense was primarily a result of increased short-term bank loans. Our average outstanding bank debt increased by approximately $17.14 million from $20.26 million for the nine months ended September 30, 2006 to $37.40 million for the nine months ended September 30, 2007, primarily due to our increased working capital requirements and our investment in new facilities. Our weighted average borrowing rate increased from 6.00% for the nine months ended September 30, 2006 to 6.23% for the nine months ended September 30, 2007, primarily due to the high-interest-rate loans that were outstanding during the fiscal quarter ended March 31, 2006, which were repaid during that quarter with a portion of the net proceeds of our equity private placement that was completed during that quarter.

Interest income, allowance income, other income and exchange gain. Interest income, allowance income, other income and exchange gain decreased from $1.57 million for the nine months ended September 30, 2006 to $0.45 million for the nine months ended September 30, 2007, which represented a decrease of $1.12 million or approximately 71%. This decrease was primarily the result of a decrease of $1.19 million in allowance income.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products including raw meat products and raw fruits and vegetable products. The increase of $0.54 million in the provision for income taxes for the nine months ended September 30, 2007 over the nine months ended September 30, 2006 resulted from an increase of $1.62 million in our income from the sale of prepared products during the nine months ended September 30, 2007.

Pro Forma Results of Operations

As discussed above, during the nine-month period ended September 30, 2007, we incurred a one-time, non-cash compensation expense of $4.1 million in connection with the release from escrow in April 2007 to certain of our employees of shares of common stock that had been deposited into escrow by such employees. Excluding such non-cash charge, our pro forma income from operations and pro forma net income for the nine months ended September 30, 2007 would have been $17,477,946 and $15,170,247, respectively. In addition, excluding such charge, our pro forma basic earnings per common share and pro forma diluted earnings per common share for the nine months ended September 30, 2007 would have been $0.76 and $0.71, respectively.

Set forth below is certain pro forma statement of operations data for the nine month periods ended September 30, 2006 and 2007 assuming no compensation expense relating to the release of escrowed shares to our employees in April 2007.

	Nine Months Ended September 30,
	2007	2006
	(U.S. dollars in thousands)

Revenues:
Sales revenues	$190,783	$96,100
Cost of sales	165,193	81,642
Gross profit	25,590	14,458

Operating expenses:
General and administrative expenses	4,801	5,007
Operating expenses	3,311	2,404
Total operating expenses	8,112	7,411

Income from operations	17,478	7,047

Other income (expense):
Interest income	170	269
Other income	290	36
Allowance income	40	1,234
Exchange gain (loss)	29	33
Interest expense	(1,773)	(909)
Total other income (expense)	(1,325)	662

Net income before taxes	16,153	7,209
Provision for income taxes	9,831	442

Net income after taxes	15,170	7,267
Minority interest in gain (loss)	—	22
Net income	15,170	7,245
Foreign currency translation adjustment	2,697	744
Comprehensive income	17,867	7,989

Basic earnings per common share	$0.76	$0.41
Diluted earnings per common share	$0.71	$0.33
Basic weighted average shares outstanding	15,604,355	11,752,568
Diluted weighted average shares outstanding	21,259,956	21,911,457

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

The following tables set forth our revenues, sales in metric tons, operating income and production processed in metric tons by segment for the three and nine months ended September 30, 2007 and 2006, and the percentage increases for each segment between two periods. The data for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year, for any other interim period or for any future year.

	Sales by Segment (U.S. dollars in millions)
	Three Months Ended September 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	$37.01	$11.98	$25.03	209%
Frozen Pork	24.78	15.88	8.90	56%
Prepared Pork Products	6.72	3.72	3.00	81%
Vegetables and Fruits	2.80	2.25	0.55	24%
Total	$71.31	$33.83	$37.48	111%

	Sales by Segment (in metric tons)
	Three Months Ended September 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	$21,348	$9,727	$11,621	119%
Frozen Pork	15,039	13,409	1,630	12%
Prepared Pork Products	3,756	2,416	1,340	55%
Vegetables and Fruits	5,257	4,347	910	21%
Total	$45,400	$29,899	$15,501	52%

	Operating Income by Segment (U.S. dollars in millions)
	Three Months Ended September 30,		Change	Operating Margin Three Months Ended September 30,
	2007	2006	2007/2006	2007	2006
Pork and Pork Products
Chilled Pork	$3.45	$0.59	$2.86	9.33%	4.95%
Frozen Pork	1.99	0.69	1.30	8.01%	4.33%
Prepared Pork Product	0.97	0.30	0.67	14.43%	8.06%
Vegetables and Fruits	0.34	0.16	0.18	12.14%	7.11%
Total	$6.75	$1.74	$5.01	9.47%	5.14%

	Production by Segment (in metric tons)
	Three Months Ended September 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	21,700	9,693	12,007	124%
Frozen Pork	16,721	13,475	3,246	24%
Prepared Pork Products	3,779	2,458	1,321	54%
Vegetables and Fruits	5,948	4,226	1,722	41%
Total	48,148	29,852	18,296	61%

	Sales by Segment (U.S. dollars in millions)
	Nine Months Ended September 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	$98.37	$32.91	$65.46	199%
Frozen Pork	67.27	48.27	19.00	39%
Prepared Pork Products	18.55	10.47	8.08	77%
Vegetables and Fruits	6.59	4.45	2.14	48%
Total	$190.78	$96.10	$94.68	99%

	Sales by Segment (in metric tons)
	Nine Months Ended September 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	65,091	28,441	36,650	129%
Frozen Pork	46,027	42,375	3,652	9%
Prepared Pork Products	10,442	6,919	3,523	51%
Vegetables and Fruits	9,927	6,818	3,109	46%
Total	131,487	84,553	46,934	56%

	Operating Income by Segment (U.S. dollars in millions)
	Nine Months Ended September 30,		Change	Operating Margin Nine Months Ended September 30,
	2007	2006	2007/2006	2007	2006
Pork and Pork Products
Chilled Pork	$6.38	$2.32	$4.06	6.49%	7.05%
Frozen Pork	4.03	3.23	0.80	5.99%	6.69%
Prepared Pork Product	2.32	1.10	1.22	12.51%	10.51%
Vegetables and Fruits	0.62	0.39	0.23	9.41%	8.76%
Total	$13.35	$7.04	$6.31	7.00%	7.33%

	Production by Segment (in metric tons)
	Nine Months Ended September 30,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	65,443	29,010	36,433	126%
Frozen Pork	47,846	44,586	3,260	7%
Prepared Pork Products	10,724	7,066	3,658	52%
Vegetables and Fruits	11,399	7,098	4,301	61%
Total	135,412	87,760	47,652	54%

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth our revenues by sales channel for the three-month and nine-month periods ended September 30, 2007 and 2006.

	Sales by Distribution Channel (U.S. dollars in millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
Distribution Channel	2007		2006		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Branded stores	$32.5	45.6%	$15.7	46.5%	$88.4	46.4%	$46.2	48.1%
Food services distributors	13.1	18.4	6.2	18.3	35.1	18.4	16.0	16.6
Restaurants and non-commercial	20.9	29.3	9.3	27.4	53.5	28.0	25.8	26.8
Export	4.8	6.7	2.6	7.8	13.8	7.2	8.1	8.5
Total	$71.3	100.0%	$33.8	100.0%	$190.8	100.0%	$96.1	100.0%

The following table sets forth information with respect to the average number of products offered by our company, the average number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products for each of the three years ended December 31, 2004, 2005 and 2006 and the nine months ended September 30, 2007.

	Year Ended December 31,			Nine Months Ended
	2004	2005	2006	September 30, 2007
No. of products	125	168	229	298
No. of retail stores	978	2,100	2,721	2,902
Expansion of Market Coverage
No. of Provinces	23	24	24	24
No. of first-tier cities	23	29	29	29
No. of second-tier cities	36	44	75	89
No. of third-tier cities	109	142	226	267

Liquidity and Capital Resources

We have financed our operations over the three years ended December 31, 2006 and the nine months ended September 30, 2007 primarily through cash from operating activities and borrowings under our lines of credit with various lending banks in the PRC and the exercise of certain of our outstanding stock purchase warrants. In January 2006, we completed a private placement of our Series A convertible preferred stock and common stock purchase warrants and received net proceeds of approximately $23.11 million. At December 31, 2004, 2005 and 2006 and at September 30, 2007, we had cash and cash equivalents of $5.20 million, $10.14 million, $21.69 million and $36.71 million, respectively. In October 2007, we completed a private placement of our common stock and received net proceeds of approximately $46.40 million.

Net cash provided by operating activities was $15.18 million in the nine months ended September 30, 2007. Cash provided by operating activities in the nine months ended September 30, 2007 consisted primarily of net profit of $11.04 million due to increased revenue, an increase of $4.13 million in non-cash compensation expense adjustment, an increase of $8.93 million in accounts payable and other payables due to improved payment terms to suppliers, an increase of $4.96 million in deposits from clients, an increase of $1.13 million in accrued liability and the $1.32 million depreciation expense. Cash used in operating activities for the nine months ended September 30, 2007 was primarily attributable to an increase of $9.43 million in accounts receivable and other receivables and an increase of $5.80 million in inventory. The increase in both accounts receivable and inventory levels during the period was primarily due to our increased sales. Over the past year, management focused on reducing the average age of our accounts receivable. Our average accounts receivable turnover days decreased from approximately 33 days during the three months ended September 30, 2006 to approximately 23 days during the three months ended September 30, 2007. At the same time, our average inventory turnover days decreased from approximately 20 days during the three months ended September 30, 2006 to approximately 19 days during the three months ended September 30, 2007. Our average accounts receivable turnover days decreased from approximately 34 days during the nine months ended September 30, 2006 to approximately 24 days during the nine months ended September 30, 2007. However, our average inventory turnover days increased from approximately 15 days during the nine months ended September 30, 2006 to approximately 19 days during the nine months ended September 30, 2007 because we had a relatively higher inventory level during the nine months ended September 30, 2007.

Net cash used in investing activities was $40.53 million in the nine months ended September 30, 2007. At September 30, 2007, our investment in facility construction in progress increased by approximately $27.35 million as compared to the amount of such investment at December 31, 2006. During the nine months ended September 30, 2007, a total of $5.63 million was invested in the purchase of fixed assets. In addition, we expended an additional $7.56 million for an investment in land use rights during the nine months ended September 30, 2007.

Net cash provided by financing activities was $39.28 million in the nine months ended September 30, 2007. During the nine months ended September 30, 2007, cash provided by financing activities included the net proceeds from short-term loans of $44.21 million and the net proceeds of $16.01 from the exercise of certain of our outstanding stock purchase warrants. The net cash used in financing activities included the repayment of indebtedness in the aggregate amount of $20.95 million.

At September 30, 2007, our subsidiary, Henan Zhongpin, had short-term bank and governmental loans in the aggregate amount of $48.76 million with a weighted average interest rate per annum of 6.90%, and lines of credit with aggregate credit availability of $113.70 million, as follows:

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date
Agriculture Bank of China	$23,965,490	$2,662,832	7.34%	12/25/2007
		931,991	7.34	12/29/2007

Industrial and Commercial Bank of China	26,628,322	1,997,124	6.12%	10/11/2007
		1,997,124	6.12	01/23/2008
		1,997,124	5.85	01/23/2008

China Construction Bank	11,982,745	2,662,832	6.12%	01/10/2008
		2,396,549	6.12	01/17/2008

CITIC Industrial Bank	6,657,080	2,662,832	8.40	10/28/2007

Agriculture Development Bank of China	63,907,973	7,988,497	7.29%	06/26/2008
		13,314,161	7.29	06/28/2008

Shanghai Pudong development Bank of China	6,657,080	798,850	6.12%	01/18/2008
		3,994,248	6.39	03/29/2008

Bank of China	13,314,161	-

Commercial Bank of China	2,662,832	2,662,832	6.57%	06/19/2008
Guangdong Development Bank	3,994,248	-

China Communication Bank	2,662,832	2,662,832	6.52%	11/22/2007

City Finance – short-term	-	26,628	0.00%	Extendable
Total	$162,432,763	$48,756,457

Canadian Government Transfer Loan		$1,707,604	*	05/15/2043
Canadian Government Transfer Loan – Current portion		$145,671	6.02%	05/15/2008

City Finance		$137,136	0.00%	None

* 58% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free. All repayments are applied first to the interest-bearing portion of this loan.

Of our outstanding short-term indebtedness at September 30, 2007, $12.78 million aggregate principal amount of loans was secured by our land and plants located in the PRC and $35.95 million aggregate principal amount of loans was guaranteed by Henan Zhongpin Industrial Co., Ltd.

We believe our existing cash and cash equivalents, including the net proceeds we received from the private placement of our common stock in October 2007, together with our available lines of credit, will be sufficient to finance our operating requirements and anticipated capital expenditures of approximately $39 million over the next 12 months. We also intend to use a portion of such funds over the next 12 months to fund additional acquisitions of operating assets or complementary businesses.

Contractual Commitments

The following table summarizes our contractual obligations at September 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$1,990	$146	$292	$292	$1,260
Capital lease obligations	-	-	-	-	-
Operating lease obligations	604	263	341	-	-
Purchase obligations	-	-	-	-	-
Other obligations	-	-	-	-	-
Total	$2,594	$409	$633	$292	$1,260

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

ZHONGPIN INC.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

During the nine months ended September 30, 2007, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except as follows:

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

Zhongpin Inc.
(Company)

Date:	November 9, 2007

By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

By:	/s/ Yuanmei Ma
Yuanmei Ma
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.