Form 10-K
period 2007-12-31
ZHONGPIN INC.
filed 2008-03-28
CIK 1277092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to                                       .

Commission File No. 333-112111

Zhongpin Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-2100419
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

21Changshe Road, Changge City, Henan Province
The People’s Republic of China
(Address of Principal Executive Offices)	(Zip Code)

011 86 374-6216633
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

On March 20, 2008, 26,274,470 shares of the registrant’s common stock, and 3,125,000 shares of the registrant’s Series A preferred stock, each such share convertible into one share of the registrant’s common stock, were outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $112,287,689 as of June 30, 2007. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2008 annual meeting of stockholders, which the registrant expects to file with the Securities and Exchange Commission within 120 days after December 31, 2007, are incorporated by reference into Part III of this report.

The statements contained in this Report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this Report.

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

PART I

In this Annual Report on Form 10-K, we will refer to Zhongpin Inc., a Delaware corporation, as “our company,” “we,” “us” and “our.”

Item 1. – Business

Overview

We are principally engaged in the meat and food processing business in The People’s Republic of China (the “PRC”). Our product line includes over 270 unique meat products, including chilled pork, frozen pork, pig by-products and prepared meats, that are sold on a wholesale basis and on a retail basis through an exclusive network of showcase stores, network stores and supermarket counters under our “Zhongpin” brand. Our nine processing plants, which are located in Henan, Heilongjiang and Sichuan Provinces and in the Economic Development Zone in Tianjin City in the PRC, have a total of 15 production lines with an aggregate processing capacity of approximately 963 metric tons per day, based on an eight-hour working day, or approximately 346,680 metric tons on an annual basis. We also produce and sell vegetables and fruits, and have contracts with more than 100 farms in Henan Province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes. Our products are sold under the “Zhongpin” brand name.

According to an October 2006 report of the United States Department of Agriculture, the PRC is the largest food consuming nation in the world and is the world’s largest pork producer and consumer. The meat and meat processing industry in the PRC is regarded by the central government as a “key” industry and certain participants in the industry, including our company, receive special tax incentives and technology subsidies. According to a market analysis of the fresh and processed meat industry in the PRC published in June 2005 by Access Asia Limited, an independent research organization (“Access Asia”):

•	In 2004, domestic demand for meat and related products in the PRC totaled 72,360,000 metric tons and such demand is expected to reach 100,000,000 metric tons by 2010;

•	The total domestic production value of meat and related products in the PRC in 2004 was US$84 billion and the estimated production value in 2010 is expected to reach US$120 billion;

•	Domestic per capita meat consumption in the PRC was estimated to be approximately 49 kg in 2004 and is expected to increase to 70-80 kg by 2010; and

•	Per capita consumption of meat in urban areas in the PRC is twice the amount of the national average.

At December 31, 2007, our customers included 17 international or domestic fast food companies in the PRC, 39 export-registered processing factories and 1,621 school cafeterias, factory canteens, army posts and national departments. At such date, we also sold directly to 2,939 retail outlets, including supermarkets, within the PRC.

To differentiate our company from other market incumbents, we also have successfully implemented a unique retail strategy that includes the establishment of a network of showcase stores, branded network stores and supermarket counters that are exclusive retailers of our product lines. At December 31, 2007, we had a total of 113 showcase stores, 927 network stores and 1,899 supermarket counter locations.

We believe we are a market leader in the meat and meat products industry in the PRC and that the principal strengths of our company are as follows:

•	We have a vertically-integrated fresh meat, meat products, fresh produce and fruit supply chain from farming, slaughtering, cutting, processing and wholesaling to retailing;

•	We have a wide distribution network through major areas of the PRC;

•	The “Zhongpin” brand name is well recognized in major areas of the PRC as an established and leading brand;

•	We have advanced production equipment for the packaging of meat and food;

•	Our customers include some of the largest supermarket chains, such as Lianhua Supermarket Group, Carrefour China and Metro (China) Group;

•
We have implemented a comprehensive logistics management program and have an efficient delivery system that, at December 31, 2007, utilized 259 temperature-controlled container trucks and public railway services;

•	Based upon our historical growth rates, we believe our experienced management team, led by our founder and Chairman, Mr. Zhu Xianfu, has the ability to grow and expand our business;

•	We have an emphasis on quality assurance systems;

•	We have a comprehensive brand building strategy and brand equity management;

•	We have an innovative product development program, with approximately 166 new products under development at December 31, 2007; and

•
We experienced compound annual revenue growth of 77% (cumulative growth of 985%) and compound annual profit growth of 86% (cumulative growth of 1,206%) during the five-year period ended December 31, 2007.

Development of Business

We are a holding company and conduct substantially all of our production, marketing, finance, research and development, and administrative activities through our indirect subsidiaries located in the PRC. In 1993, Changge Meat Factory was established in the PRC as a state-owned meat processing factory from a spin off of a larger state-owned enterprise. In 1997, certain members of our current management team purchased the business in connection with a privatization scheme and restructured the enterprise under the name Changge Zhongpin Food Industry Co., Ltd. as a privately-held entity with six shareholders. In 2000, Changge Zhongpin Food Industry Co., Ltd. changed its corporate name to “Henan Zhongpin Food Share Co., Ltd.” (“Henan Zhongpin”) and, in order to comply with regulations under Chinese law regarding the use of the word “Share” in Henan Zhongpin’s corporate name, Henan Zhongpin Food Co., Ltd. was incorporated as a wholly-owned foreign enterprise (“WOFE”). In 2001, Henan Zhongpin purchased Yanling Meat Factory and established a share-holding subsidiary company, Henan Zhongpin Industry Co., Ltd. In 2004, Henan Zhongpin established a subsidiary company, Henan Zhongpin Imports and Exports Trade Co., Ltd., to conduct its international business operations.

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

Various regulatory bodies in the PRC have issued regulations restricting foreign investment in domestic enterprises. Pursuant to the “Notice of Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purposes Vehicles,” or SAFE Circular No. 75, issued by the PRC State Administration of Foreign Exchange (“SAFE”) on October 21, 2005, (i) a PRC citizen residing in the PRC (a “PRC Resident”) must register with the local branch of SAFE before it establishes or controls an overseas special purpose vehicle (an “SPV”) for the purposes of overseas equity financing (including convertible debts financing); (ii) when a PRC Resident contributes the assets of or its equity interests in a domestic enterprise into an SPV, or engages in overseas financing after contributing assets or equity interests into an SPV, such PRC Resident must register his or her interest in the SPV and the change thereof with the local branch of SAFE; and (iii) when the SPV undergoes a material event outside of the PRC, such as a change in share capital or merger and acquisition, the PRC Resident must, within 30 days from the occurrence of such event, register such change with the local branch of SAFE. PRC Residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006.

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

We were incorporated in the State of Delaware under the name “Strong Technical, Inc.” on February 4, 2003. Prior to March 30, 2005, we had been engaged in the business of supplying skilled workers and engineering professionals (engineers, designers and draftspersons) to businesses on a temporary basis. From March 30, 2005 to January 30, 2006, we did not generate any significant revenue and we accumulated no significant assets as we explored business opportunities as a publicly-held “shell” corporation.

On January 30, 2006, we acquired all of the outstanding shares of Falcon Link in exchange for the issuance by us of an aggregate of 11,250,005 restricted shares of our common stock to the shareholders of Falcon Link. In connection with such share exchange, all of our officers and directors at that time resigned as officers and directors of our company, and new directors and executive officers were appointed. As a result of our share exchange with Falcon Link, which is commonly referred to as a “reverse acquisition,” Falcon Link became our wholly-owned subsidiary and we changed our corporate name to Zhongpin Inc.

Our corporate organizational chart is set forth below.

[1]
Under the laws of the PRC, Henan Zhongpin is required to have at least five individual shareholders to use the word “share” in its corporate name. In connection with the formation of Henan Zhongpin, each of the individual shareholders of Henan Zhongpin (Xianfu Zhu (7.16%), Baoke Ben (0.74%), Shuichi Si (0.53%), Qinghe Wang (0.54%), Chaoyang Liu (0.55%) and Juanjuan Wang (0.47%)) entered into an agreement with Henan Zhongpin Food Co., Ltd., the controlling shareholder of Henan Zhongpin, pursuant to which such individual shareholders irrevocably assigned to Henan Zhongpin Food Co., Ltd. all of the economic benefits to which he is or may be entitled as a shareholder of Henan Zhongpin. As a result of such agreements, Henan Zhongpin Food Co., Ltd., which is a wholly-owned indirect subsidiary of our company, is entitled to 100% of any cash dividends declared and paid by Henan Zhongpin and to vote all outstanding shares of capital stock of Henan Zhongpin in any action by the shareholders of Henan Zhongpin.

Industry Overview

The Meat Industry in the PRC. According to an October 2006 report of the United States Department of Agriculture, the market for pork in the PRC is the largest in the world, accounting for approximately 53% of global production and consumption. In value terms, the PRC’s overall meat industry is the second largest sector in the country’s entire retail food market basket. Historically, the vast majority of meat sales in the PRC have taken place in free wet markets, most of which are to be found in open-air markets or on streets. These markets provide a venue through which the customer can buy live poultry or freshly slaughtered meat produce direct from local farmers. However, as a result of new hygiene regulations that were introduced by the Chinese government in 1995, governmental agencies recently have encouraged the replacement of open air markets by supermarkets and convenience stores, and the market share of open air markets has continued to decline. We believe this trend will favorably impact our wholesale business and will add additional customers for the network of showcase stores, branded network stores and supermarket counters that retail our products on an exclusive basis.

The meat industry in the PRC is characterized by fragmentation, sanitation and hygiene issues, as well as social demographic trends. The meat industry is highly fragmented, and supply is extremely localized with limited distribution capability. The PRC’s vast geography and under-developed transport infrastructure have made it difficult to create national or even regional level competition in the industry and thus, there are no genuine market leaders.

According to a market analysis of the fresh and processed meat industry in the PRC prepared in June 2005 by Access Asia,

•	In 2004, the meat sector (fresh, frozen and processed) made up 13.23% of the total value of the PRC’s retail food market basket, a proportion that has remained relatively constant;

•	The total retail value of the PRC’s fresh meat sector was approximately RMB313.33 billion (US$37.86 billion) in 2004; and

•
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

According to Access Asia, factors that initiated this structural change include:

•
Increasing demand and ownership in the PRC of household appliances, especially refrigerators and microwave ovens. By the early 1990’s, the penetration rate for household ownership of refrigerators was close to 100% in many major cities, depending on the economic prosperity of the region.

•
Improvements in hygiene and sanitation, and the establishment of the cold chain infrastructure, in the PRC have elongated the wholesale and retail process. The cold chain infrastructure refers to the complex network of processes and services used to transport and preserve edible products in a controlled temperature environment. Modern preparation and storage methods in the PRC have resulted in longer life cycles for frozen and fresh/chilled meat products. Superior taste and nutrition, aided by the cold chain infrastructure have allowed fresh/chilled and frozen meat products to become preferences for today’s consumers in the PRC, at the expense of highly processed meat products.

•
Increases in per capita income in the PRC, as well as a proportionate share of such increase spent on food. In the PRC, roughly one-third of every new dollar of income is spent on food, and meat is a major target for much of the new spending.

•
The PRC’s new middle class, defined as those with annual incomes of at least 40,000 RMB (US$5,000), numbered approximately 60 million people in 2002 and, according to Access Asia, is expected to climb sharply to 160 million by 2010.

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

•
Increased consumer spending power, which has lead to raised consumer aspirations and the ability of consumers to make more frequent purchases of fresh and processed meat and meat products, as well as purchases of more expensive products;

•	Rationalization and consolidation of the PRC’s domestic industry has improved industry productivity and profitability, and has raised the level of market supply;

•	Development of more integrated distribution systems and infrastructure throughout the PRC, which has lead to better distribution around the country from manufacturer to retailer; and

•
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

Increase our brand recognition. We believe sustainable growth can best be achieved through a recognizable brand name, and we are focused on building the best nationally-known brand name in the food business in the PRC. We intend to invest heavily in building our “Zhongpin” brand as a unique identity and to position our brand platform to create the perception and image of “health, nutrition, freshness and quality” in the minds of our customers.

We intend to build our brand by building a comprehensive brand awareness program that will focus on advertising and promotion, pricing strategies, distribution channels and packaging design and functionality. In addition, in order to differentiate the quality of our products from those of our competitors and to help foster strong brand recognition with consumers, we have supplemented our wholesale distribution channels by establishing and implementing a network of specialty, high-end boutique grocery stores to showcase our meat, vegetable and fruit products. At December 31, 2007, we had 113 showcase stores, 927 network stores and 1,899 “Zhongpin” supermarket counters. We believe our retail stores will help create additional brand awareness that will benefit our wholesale customers and will showcase all of our products in a manner that will provide the consumer with a broader view of our strategies and goals.

Expand our market presence. In the PRC, the pork industry is highly fragmented and supply is extremely localized with limited distribution capability. The vast geography and under-developed transportation infrastructure in the PRC have made it difficult to create national or even regional competition in the meat and fresh foods industry, and no genuine market leaders have emerged.

We regard our logistics capabilities as the keystone to our growth strategy and believe our comprehensive plan for logistics management, which includes the integration and coordination of our transportation, warehouse management and inventory control systems, as well as the integration of our marketing and manufacturing efforts, will enable us to accelerate our growth by expanding our operations across the PRC and internationally. At December 31, 2007, we operated sales offices in 64 cities in the PRC and had warehouses in 52 of such cities, including Shanghai, Beijing, Guangzhou, Zhengzhou, Wuhan and Xi’an. We plan to expand our network of sales offices and warehouses in up to 16 additional cities in the PRC by the end of 2008, and are targeting cities with more than 500,000 and less than 1,000,000 residents, annual per capita income exceeding 10,000 RMB ($1,369) and good infrastructure, including transportation, telecommunications and a positive commercial environment.

We may also pursue an acquisition strategy to increase the number or type of products we offer, increase our manufacturing or production capabilities, acquire animal or agricultural farms to strengthen our sources of supply, or broaden our geographic reach and our ability to sell and distribute products in domestic and overseas regions in which we do not currently transact business. We believe the industry in which we operate is highly fragmented and that significant opportunities are available to a business that can consolidate production and sales capabilities and the resources of a number of existing producers in the fresh meat and produce markets, including the cost savings that are inherent in a vertically integrated business. In June 2007, we completed the acquisition of the assets of Deyang East China Food Company Limited, including a chilled and frozen pork processing facility in Sichuan Province with an annual production capacity of approximately 45,000 metric tons. The purchase price for the assets acquired was approximately $6.6 million.

Expand our product lines. At December 31, 2007, our product line included 270 unique meat products and over 20 different categories of vegetables and fresh fruits. In 2000, we established a research and development center to help us develop new processing technologies and food products. We also work with 21 unaffiliated scientists and experts who act as our outside technical consultants in the development of new processes and products. Our strategic planning and marketing departments also conduct market studies, seek to spot developing trends in the meat and fresh foods industries and evaluate the ever-changing consumer consumption patterns in the PRC. We intend to strengthen our market position and accelerate our growth by introducing new lines of low temperature meat products with a view to maintaining customer interest and creating new demand. We also believe the introduction of new products will broaden our product range and make it more difficult for new competitors to enter the market or to attain significant sales or market share upon entry into the market. At December 31, 2007, we had approximately 166 new products under development.

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

Frozen Pork. In the production of our frozen pork, the meat is frozen at –31oF (–35oC) to –40oF (–40oC) for 48 hours, after which it is stored or transported at a constant temperature of between –0.4 oF (–18oC) to –13oF (–25oC). Generally, frozen pork can be kept for about six months from the time of slaughter. Frozen pork is cheaper relative to chilled pork at the retail level. Food and food processing companies usually require frozen pork in their production of processed meats such as luncheon meat and canned, stewed meat. In the PRC, most of the pork sold in markets, supermarkets and restaurants is frozen. The domestic customers for our frozen pork include food processing companies and food distributors.

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

Prepared Meats. We also produce a line of prepared meats, such as sausages, hams and Chinese cured hams, that includes more than 150 items that are marketed under our “Zhongpin” brand.

Our Fruit and Vegetable Products. We contract with more than 100 farms in Henan Province and nearby areas to produce high quality vegetable varieties and fruits suitable for export purposes. We have contracted with farms close in proximity to our operations to ensure freshness from harvest to processing. The farms are relatively small, ranging in size from less than 25 acres to 123.5 acres (10-50 hectares), with the largest being approximately 1,358.5 acres (550 hectares). We contract to grow more than 20 categories of vegetables and fruit, including asparagus, sweet corn, broccoli, mushrooms, lima beans, strawberries and capsicum. In recent years, we have worked closely with the Henan Academy of Agricultural Sciences in the PRC to improve the yield and quality of crops.

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

Manufacturing and Production

For each of the years ended December 31, 2005, 2006 and 2007 substantially all of our assets, including all of our material assets, were located in the PRC.

We own and operate four abattoirs, one in Changge City, Henan Province, one in Zhumadian City, Henan Province, one in Anyang City, Henan Province and one in Cangshan County, Sichuan Province, and we lease and operate two additional abattoirs, one in Hailun City, Heilongjiang Province and one in the Economic Development Zone in Tianjin City, to carry out the business of slaughtering pigs and the production and sale of chilled and frozen pork products. Our facilities include nine processing plants, with a total of 15 production lines. Our current total production capacity for chilled pork and frozen pork is 893 metric tons per day, based on an eight-hour working day, or approximately 321,480 metric tons on an annual basis. We also have production capacity for prepared meats of 70 metric tons per eight-hour day (or approximately 25,200 metric tons on an annual basis) and for fruits and vegetables of 65 metric tons per eight-hour day (or approximately 23,400 metric tons on an annual basis). We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

We plan to increase our production capacity as follows:

•
We are investing approximately $14.5 million to construct a new facility in western Henan Province with a production capacity of 195 metric tons per eight-hour working day, or approximately 70,000 metric tons on an annual basis. Approximately 60% of the production capacity will be designed for the production of chilled pork and approximately 40% will be designed for the production of frozen pork. We plan to put this new plant into operation in the second quarter of fiscal 2008.

•
We are investing approximately $15 million to construct a new production facility in eastern Henan Province. This facility is designed with a production capacity for chilled and frozen pork of 222 metric tons per eight-hour working day, or approximately 80,000 metric tons on an annual basis, of which 75% of production capacity is designed for the production of chilled pork and 25% for the production of frozen pork. We plan to put this new plant into operation by the end of the third quarter of fiscal 2008.

•
We plan to invest approximately $13.2 million to expand the production line for prepared meat products at our production facilities in Changge City, Henan Province. The new production line will be designed with a production capacity of 80 metric tons per eight-hour working day, or approximately 28,800 metric tons on an annual basis. We plan to put this new production line into operation in the third quarter of fiscal 2008.

•
We plan to invest approximately $11.0 million to expand our production line for fruits and vegetables at our production facilities in Changge City, Henan Province. This new production line will be designed to expand our production capacity for fruits and vegetables by 83 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis, and is expected to be put into operation in the fourth quarter of fiscal 2008.

To supplement our existing production capacity, we purchase chilled and frozen pork from third party suppliers. During the year ended December 31, 2007, we supplemented our production by an average production capacity by approximately 104 metric tons per day, based on an eight-hour working day, which equates to approximately 37,440 metric tons on an annual basis. During such period, we also used OEM relationships to supplement our production of fruits and vegetables by an average production capacity of eight metric tons per eight-hour working day, which equates to approximately 2,880 metric tons on an annual basis.

We procure pigs from local pig farms and breeders located in close proximity to our abattoirs. All the pigs we purchase for slaughtering in our abattoirs must have all the health certificates issued by the relevant authorities in the PRC to ensure that the pigs have been under strict and consistent supervision during the rearing period and are in good health when they are purchased by us. In addition, the pigs slaughtered in our abattoirs are also subject to inspections by our own team of certified veterinarians.

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

Quality control checks are conducted at all production stages to detect and remove meat that is spoiled or has been infected by bacteria. The appearance of the skin, internal organs and the meat itself is subject to physical observation and laboratory testing to see if the pig is diseased. Every pig that is slaughtered in our abattoirs is assigned a serial number so that a trace can be run on any processed pig. All of these quality control checks are conducted by our veterinarians and quality control staff.

A high level of hygiene is maintained at our abattoirs. All staff and visitors who enter the abattoirs must first put on protective clothing and be sterilized with disinfectant. All packaging materials used for meat also must be sterilized.

At December 31, 2007, a total of 168 employees worked in our quality assurance program, of which 31 were quality control engineers and 137 were staff. The quality control laboratory meets and exceeds all standards set by the authorities and relevant agencies in the PRC.

Storage and Transportation of Pork Products. The pork products from freshly slaughtered pigs at our abattoirs are blast frozen after slaughtering to prevent deterioration of the meat caused by bacteria or chemical changes. Frozen meat is stored in cold storage facilities at a temperature of between –9.4oF (–23oC) and –0.4oF (–18oC) for 24 hours before being transported. Chilled meat is chilled to between 32oF (0oC) and 39.2oF (4oC) before being transported to customers. The chilled and frozen pork is maintained within the requisite temperature ranges during subsequent handling, transportation and distribution to retain freshness and to prevent deterioration of the meat.

Sales, Marketing and Distribution

Our key customers are principally supermarkets and large retailers in the PRC. For the years ended December 31, 2005, 2006 and 2007, sales to our five largest customers amounted in the aggregate to approximately $15.5 million, $28.76 million and $48.37 million, respectively, accounting for approximately 22%, 20% and 17%, respectively, of our total revenue. For the years ended December 31, 2005, 2006 and 2007, no customer accounted for 10% or more of our consolidated revenues. No material amount of our business is dependent on government contracts.

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

At December 31, 2007, we had sales offices in 64 cities in the PRC, extending from Henan Province, in which our headquarters is located, to South China, East China, North China and the South midland of the PRC, and had warehouses in 52 of such cities. We plan to further expand our network of sales offices and warehouses to 16 other cities in the PRC by the end of 2008 in order to meet consumer demand.

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

Our sales teams travel to major cities in the PRC, such as Shanghai, Beijing, Wuhan and Zhengzhou, to market and sell our pork products to wholesale markets and selected retail chains in those cities. We usually transport pork products by refrigerated trucks. Railroads are used for transporting pork products to those cities that are located at a distance from our operations centers in Changge City, Zhumadian City and Anyang City in Henan Province, our facility in Cangshan County in Sichuan Province and our leased facilities in Hailun City in Heilongjiang Province and in the Economic Development Zone in Tianjin City.

In addition, our sales teams travel and market pork products, vegetables and fruits to potential customers in Europe, Russia, Hong Kong and selected countries in Asia and South Africa. During the years ended December 31, 2005, 2006 and 2007, we exported approximately 4,011 tons (4,076 metric tons), 5,031 tons (5,111 metric tons) and 5,334 tons (5,419 metric tons), respectively, of pork products, and 1,102 tons (1,120 metric tons), 4,653 tons (4,727 metric tons) and 10,099 tons (10,261 metric tons), respectively, of vegetables and fruits.

The following table sets forth for the three years ended December 31, 2007 the amount and percentage of our revenues derived from our sales of products to customers located in the United States, the PRC and all foreign countries other than the PRC based upon the locations to which our products were shipped.

	Year Ended December 31,
	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(U.S. dollars in millions)
The People’s Republic of China	$275.31	94.5%	$131.59	91.5%	$65.91	89.8%
Other foreign countries	16.06	5.5	12.22	8.5	7.49	10.2
United States of America	—	—	—	—	—	—
Totals	$291.37	100.0%	$143.81	100.0%	$73.40	100.0%

We also sell directly to selected chains and independent resellers. Some of the major selection criteria we employ to screen resellers are as follows:

•	Market potential of the reseller’s location;

•	Competitiveness of the local market;

•	Location and coverage;

•	Traffic density; and

•	Credibility of the operator and market development capacity.

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

Our advertising also generally promotes our brands rather than a particular store, in an effort to drive business to every retailer that carries our products and not just to our network of retail stores. The Company’s marketing goals are not designed to take business from the supermarkets or other partners of our company, but to increase the overall number of buyers of our branded products.

Showcase Stores. Based on market research and evolving consumption trends, we have taken a customer-driven marketing approach and have focused on a core customer segment that consists of the new middle class in the PRC, which generally includes the rapidly increasing number of middle class households with annual income above RMB40,000 (U.S.$5,476). We believe this consumer segment has disposable income and a willingness to spend on quality goods and services. A study conducted by MasterCard International concluded the middle-class segment of the PRC numbered approximately 60 million people in 2002 and is expected to climb sharply to 160 million people by 2010. As a result, we are pursuing a first-mover advantage and have developed the concept of high-end specialty boutique grocery chain stores to offer our products and other merchandise for the convenience of a typical two-income, middle-class family that shops daily after work.

The showcase stores are designed to highlight all of our products, as well as to provide customers with a broad view of our strategies and goals. At December 31, 2007, there were 113 showcase stores, most of which were located at “Main & Main” locations in major cities within Henan Province. The showcase stores are owned and operated by independent operators, but share the same design and physical layout, and are managed in accordance with our operating procedures. All employees of these stores are required to undergo our vigorous three-month training program. In addition, we establish the merchandising and pricing policies of these stores. On average, approximately 84% of all revenues generated in these stores are derived from sales of our products.

Network Stores. In addition to the showcase stores, we sell products through network stores that are owned and operated by independent operators. At December 31, 2007, there were 927 network stores that were generally located in the larger cities in Henan Province and adjoining provinces. We provide the operators of the network stores standardized physical designs and layouts for each store, and the operators of the network stores manage the business following our management guidelines and pricing policies. Each store has the right to use “Zhongpin” logos and brands. On average, approximately 73% of the revenues generated from such stores are derived from the sale of our branded products.

Zhongpin Supermarket Counters. We also have established “Zhongpin” supermarket counters in supermarkets and local markets. At December 31, 2007, there were 1,899 Zhongpin supermarket counters. The counters are exclusive purveyors of our meats and meat products. These counters are owned and operated by the supermarkets and local markets. A majority of the “Zhongpin” counters at supermarkets use our standardized physical design and layout in addition to related rules and guidelines provided by the supermarket partners.

Research and Development

Research and development continues to be a significant component of our strategy to extend our existing brands and product lines and expand into new branded items and product lines. In 1999, Henan Zhongpin founded Zhongpin Technology Research and Development Center, a food research institute in Changge City, Henan Province. In 2000, Henan Zhongpin established a technology center, which has evolved into the technical research center for the entire meat industry in Henan Province. At December 31, 2007, the research center employed 64 scientists and technicians. The mission of the research center is to develop new processing technologies and food products. In addition, our product development team works with the China Meat Processing Research Center, the premier research institute for meat processing technology in the PRC, and we have jointly established a research center in Beijing. We also work with scientists and researchers from Beijing University, China Agricultural University, the Chinese Academy of Agricultural Science, Henan Agricultural University and other universities to develop production technologies and innovative meat products. At December 31, 2007, we had relationships with 21 scientists and experts who act as our outside technical consultants.

The meat and meat processing industry in the PRC is regarded by the central government as a “key” industry and certain participants in the industry, including our company, receive special technology subsidies and research grants for undertaking “technologies plan projects” for the government. To receive these subsidies and grants, the recipients must complete the research and development objectives assigned by the government, and all funds must be used to pay project-related costs, such as training fees, laboratory costs or the costs of importing technology. As a qualified company, we are undertaking research and development projects for both the central government and the Henan provincial government.

During 2007, we launched 19 new products that were developed in our technology center and, at December 31, 2007, we had approximately 166 new products under development. Our expenditures for research and development for the years ended December 31, 2005, 2006 and 2007 were approximately $723,000, $1,057,000 and $1,822,000, respectively.

Intellectual Property

We regard brand positioning as the core of our competitive strategy. Since the ultimate aim of our business strategy is to satisfy the customer, gaining a valued position in the minds of customers is of paramount importance. Our branding process seeks to create a unique identity and to properly position our brand platform. We intend to position our “Zhongpin” brand, and to protect our brand identity, in order to create the perception and image of “health, nutrition, freshness and quality” in the minds of our customers.

We have registered our “Zhongpin” trademark in the PRC, Australia, Belgium, France, Germany, Holland, Japan, Luxemburg, Russia, Singapore, South Korea, Spain, the United Kingdom and the United States. We have applied, or are in the process of applying, to register this mark in a number of other significant jurisdictions around the world, including Canada and the Philippines.

We believe we have the right to use our “Zhongpin” trademark for the product categories for which it is currently used. However, there can be no assurance that any application we make to register such mark, or any other tradename or trademark we may seek to register, will be approved and/or that the right to the use of any such trademarks outside of their respective current areas of usage will not be claimed by others. If trademarks are issued, there can be no assurance as to the extent of the protection that will be granted to us as a result of having such trademarks or that we will be able to afford the expenses of any complex litigation that may be necessary to enforce our trademark rights. Our failure to enforce successfully our trademark rights may have a material adverse impact on our business.

Competition

The production and sale of meat and food products in the PRC and internationally are highly competitive. There are numerous producers of processed meat products in the PRC, a number of which market their products under different brand names. We believe most of these producers have only one or two lines of production facilities and sell their products primarily in the areas surrounding their facilities. Due to the lack of logistics capabilities, we believe there are no national market leaders in the meat industry in the PRC. As a result, our products compete with different brands in different areas of the PRC. A number of our competitors, including Henan Shuanghui (Shineway) Food Co., Ltd., Yurun Food Group Limited and People’s Food Holdings Limited, have greater resources, own or control more processing plants and equipment, or offer a larger product line than we do. In addition, a number of the world’s largest food processing companies have recently established joint ventures with food manufacturers or producers in the PRC, and we expect competition from these ventures to increase in the future.

We believe all food segments in the PRC compete on the basis of price, product quality, brand identification and customer service. Through our aggressive marketing and strong quality assurance programs, our competitive strategy is to provide a higher quality of products that possess strong brand recognition, which will in turn support higher value perceptions from customers.

Government Regulation

The PRC government is actively promulgating a plan for “safe meat” and is expected to raise the proportion of slaughtering automation to over 70% of all meat and actively enforce authorized slaughtering and quarantine. Special grants, subsidized financing, preferential tax policies, governmental funding and other subsidies are provided to enterprises in order to acquire state-of-the-art technology and equipment in meat processing. Such government incentives provide competitive advantages and opportunities to well-performing companies because such policies work to raise the bar for entering the industry and to eliminate inefficient companies in the industry. We expect such government support for the processing of agricultural products to continue for a number of years in the foreseeable future. However, the determination as to whether we can continue to benefit from such government programs in the future will depend on how the government administers its incentive programs and how well we perform. If we maintain the current trend in our performance, it is possible we may obtain further government support through such incentive programs.

The 10th Five-Year Development Programming of the China Meat Industry, promulgated in 2001, set the following guidelines.

•
Encourage comprehensive improvements in automation of abattoirs in “First-Tier” and “Second-Tier” cities and key provinces to improve the sanitary condition and the safety of meat products consumption. In the PRC, First-Tier cities refer to provincial capitals, municipalities directly under the Central Government (such as Beijing, Shanghai, Tianjin, and Chongqing), and municipalities directly linked with the Central Government in taxation (i.e., such cities do not need to send revenues to the provincial government) (such as Shenzhen, Ningbo, Qingdao, Dalian and Xiamen), whereas Second-Tier cities refer to cities with a population above 500,000, not including First-Tier cities.

•	Develop efficient scale production of pork, beef, mutton, poultry and eggs;

•	Develop processed meat and poultry products, with emphasis on chilled fresh meat, packaged meat and ready-to-eat meat products;

•	Encourage consolidation of fragmented producers and distributors to form scale enterprises;

•	Foster quality brands and modern chain distribution networks with emphasis on developing cold storage chains;

•	Support the development of a competitive and quality domestic market; and

•	Develop exports to international markets.

Employees

As of December 31, 2007, we employed 3,600 employees, of whom 2,513 were operating personnel, 762 were sales personnel, 64 were research and development personnel and 261 were administrative personnel. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

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

We have a limited operating history. While Henan Zhongpin was established as a state-owned meat processing factory in 1993, the current management team purchased the business via a privatization scheme and commenced a restructuring of the enterprise in 1997. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the growing market for fresh meats and processed meat products in the PRC. Some of these risks and uncertainties relate to our ability to:

•	offer additional food products to attract and retain a larger customer base;

•	attract additional customers and increased spending per customer;

•	increase awareness of our brand and continue to develop customer loyalty;

•	respond to competitive market conditions;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business;

•	attract, retain and motivate qualified personnel; and

•	upgrade our technology to support additional research and development of new food products.

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

We purchase agricultural products, such as live pigs, raw pork and a wide variety of fruits and vegetables, for use in our production process and for resale. The price of such raw materials is subject to fluctuations that are attributable to a number of factors, such as the price of animal feed, diseases and infections, and weather conditions. For example, during 2006 and 2007, prices of live pigs rose sharply. The average selling price of live pigs purchased by our company rose by approximately 8% and 41% in 2006 and 2007, respectively. If the costs of raw materials or other costs of production and distribution of our products increase further, and we are unable to entirely offset these increases by raising prices of our products, our profit margins and financial condition could be adversely affected.

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

For the three years ended December 31, 2005, 2006 and 2007, revenue attributable to our export business as a percentage of our total revenue was approximately 10.2%, 8.5% and 5.5%, respectively. We must maintain certain licenses from applicable foreign governments in order to continue to export to those jurisdictions. In addition, we must apply for licenses from applicable foreign governments should we desire to export our products to countries with which we currently do not have business relations. We cannot assure you that we can maintain our current licenses for export or obtain licenses to export to countries with which we do not currently have business relations. The loss of any licenses or the inability to obtain new licenses to export may adversely affect the aggregate amount of our export sales and the profitability of our business.

The loss of senior management or key research and development personnel or our inability to recruit additional personnel may harm our business.

We are highly dependent on our senior management to manage our business and operations and our key research and development personnel for the development of new processing technologies and food products and the enhancement of our existing products. In particular, we rely substantially on our chairman and chief executive officer, Mr. Xianfu Zhu, and our executive vice president, Mr. Baoke Ben, to manage our operations. We also depend on our key research personnel. In addition, we also rely on information technology and logistics personnel for the production, storage and shipment of our products and on marketing and sales personnel, engineers and other personnel with technical and industry knowledge to transport, market and sell our products. We do not maintain key man life insurance on any of our senior management or key personnel. The loss of any one of them, in particular Mr. Zhu or Mr. Ben, would have a material adverse effect on our business and operations. Competition for senior management and research and development personnel is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key research and development personnel that we lose. In addition, if any member of our senior management or key research and development personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company. Although each of our senior management and key research and development personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key research and development personnel.

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

In November 2006, we leased a production facility located in Hailun City, Heilongjiang Province in the PRC, in June 2007, we acquired a production facility located in Deyang City, Sichuan Province and in September 2007, we leased a production facility located in the Economic Development Zone in Tianjin City in the PRC. Our growth strategy also includes the expansion of our manufacturing operations to include new production plants located within Henan Province. In addition, we intend to expand our network of sales offices and warehouses to additional cities in the PRC and may include acquisitions of additional products, manufacturing or production capabilities or sources of supply. The implementation of such strategy may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly-hired employees, assumption of unknown liabilities and potential disputes. We also could experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware.

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

We may need to obtain additional debt or equity financing to fund future capital expenditures. Additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

•	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

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

In addition to our sales to wholesale customers, we sell our products through showcase stores, network stores and supermarket brand counters. All of these retail-based stores exclusively sell our pork products and display the Zhongpin logo on the fascia of the stores. For the years ended December 31, 2005, 2006 and 2007, these retail outlets accounted for approximately 48.0%, 45.0% and 44.0%, respectively, of our total revenue. Any significant deterioration in the sales performance of our retail-based stores could adversely affect our financial results. In addition, any sanitation, hygiene or food quality problems that might arise from the retail-based stores could adversely affect our brand image and lead to a loss of sales. We do not own or franchise any of the retail-based stores.

We rely on the performance of our wholesale retailer and mass merchant customers for the success of our sales, and should they perform poorly or give priority to our competitors’ products, our sales performance and branding image could be materially and adversely affected.

In addition to our retail sales channel, we sell our products to supermarkets and large retailers, which in turn sell the products to end consumers. Any significant deterioration in the sales performance of our wholesale customers could adversely affect the performance of our products. Furthermore, our wholesale customers also carry products that directly compete with our products for retail space and consumer purchases. There is a risk that our wholesale customers may give higher priority to products of, or form alliances with, our competitors. If our wholesale customers do not continue to purchase our products, or provide our products with similar levels of promotional support, our sales performance and brand imaging could be adversely affected.

The loss of any of our significant customers could reduce our revenues and our profitability.

Our key customers are principally supermarkets and large retailers in the PRC. For the years ended December 31, 2005, 2006 and 2007, sales to our five largest customers amounted in the aggregate to approximately $15.5 million, $28.76 million and $48.37 million, respectively, accounting for approximately 22%, 20% and 17%, respectively, of our total revenue. We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

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

Our largest stockholder has significant influence over our management and affairs and could exercise this influence against your best interests.

At March 1, 2008, Mr. Xianfu Zhu, our founder, Chairman of the Board and Chief Executive Officer and our largest stockholder, beneficially owned approximately 24.2% of our outstanding shares of common stock (22.0% including shares of common stock issuable upon conversion of our outstanding shares of Series A convertible preferred stock), and our other executive officers and directors collectively beneficially owned an additional 5.5% of our outstanding shares of common stock (5.0% including shares of common stock issuable upon conversion of our outstanding shares of Series A convertible preferred stock). As a result, pursuant to our By-laws and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our Company, including, but not limited to, any stockholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our By-laws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have only recently undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the national securities exchanges and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

In addition, prior to the entry of the PRC into the World Trade Organization (“WTO”), high barriers to entry existed for many potential competitors in our business through the use of tariffs and restrictive import licensing and distribution practices. The admission of the PRC to the WTO has lowered some of the tariffs and other barriers to entry so we can expect that competition will increase.

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

The outbreak of animal diseases, including the recent outbreak affecting those in contact with streptococcus suis-infected pigs in Sichuan and Guangdong Provinces, PRC, or other epidemics could adversely affect our operations.

An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations and turnover. Recently, there has been an outbreak of streptococcus suis in pigs, principally in Sichuan Province, PRC, with a large number of cases of human infection following contact with diseased pigs. There also have been unrelated reports of diseased pigs in Guangdong Province, PRC. Our procurement and production facilities are located in Henan Province, PRC and were not affected by the streptococcus suis infection. However, there can be no assurance that our facilities or products will not be affected by an outbreak of this disease or similar ones in the future, or that the market for pork products in the PRC will not decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.

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

We regard brand positioning as the core of our competitive strategy, and intend to position our “Zhongpin” brand to create the perception and image of “health, nutrition, freshness and quality” in the minds of our customers. There have been frequent occurrences of counterfeiting and imitation of products in the PRC in the past. We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could impact negatively upon our corporate and brand image, particularly if the counterfeit or imitation products cause sickness, injury or death to consumers. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues or an increase in our administrative expenses in respect of detection or prosecution.

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

Our business operations may be adversely affected by the political and economic environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. As such, the economy of the PRC differs from the economies of most developed countries in many respects, including, but not limited to:

•	structure	•	capital re-investment
•	government involvement	•	allocation of resources
•	level of development	•	control of foreign exchange
•	growth rate	•	rate of inflation

In recent years, however, the government has introduced measures aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Nonetheless, a substantial portion of productive assets in the PRC is still owned by the PRC government. Changes in the political leadership of the PRC may have a significant affect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces in the PRC than in others, and the continuation or increases of such disparities could affect the political or social stability in the PRC.

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

On August 8, 2006, the PRC Ministry of Commerce, the State Assets Supervision and Administration of Commerce, the State Administration of Taxation, the State Administration of Industry and Commerce, the China Securities Regulatory Commission and the State Administration of Foreign Exchange jointly promulgated a new rule entitled “Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors” (the “M&A Rules”), which became effective on September 8, 2006, relating to acquisitions by foreign investors of businesses and entities in the PRC. The M&A Rules provide the basic framework in the PRC for the approval and registration of acquisitions of domestic enterprises in the PRC by foreign investors.

In general, the M&A Rules provide that if an offshore company controlled by PRC residents intends to acquire or take control of a PRC company, such acquisition or transaction will be subject to strict examination by the relevant foreign exchange authorities. The M&A Rules also state that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

The M&A Rules also stress the necessity of protecting national economic security in the PRC in the context of foreign acquisitions of domestic enterprises. Foreign investors must comply with comprehensive reporting requirements in connection with acquisitions of domestic companies in key industrial sectors that may affect the security of the “national economy” or in connection with acquisitions of domestic companies holding well-known trademarks or traditional brands in the PRC. Failure to comply with such reporting requirements that cause, or may cause, significant impact on national economic security may be terminated by the relevant ministries or be subject to other measures as are deemed necessary to mitigate any adverse impact.

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

At present, almost all of our domestic sales are denominated in Renminbi and our export sales are denominated primarily in U.S. dollars. In addition, we incur a portion of our cost of sales in Euros, U.S. dollars and Japanese yen in the course of our purchase of imported production equipment and raw materials. Since 1994, the conversion of the Renminbi into foreign currencies has been based on rates set by the People’s Bank of China, and the exchange rate for the conversion of the Renminbi to U.S. dollars had generally been stable. However, starting from July 21, 2005, the PRC government moved the Renminbi to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. As a result, the Renminbi is no longer directly pegged to the U.S. dollar. On December 31, 2007, the exchange rate of the U.S. dollar against the Renminbi was RMB 7.30 per U.S. dollar. The exchange rate may become volatile, the Renminbi may be revalued further against the U.S. dollar or other currencies or the Renminbi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

Governmental control of currency conversion may affect the ability of our company to obtain working capital from our subsidiaries located in the PRC and the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of the PRC. We receive substantially all of our revenues in Renminbi. Under our current structure, our income is primarily derived from the operations of Henan Zhongpin. Shortages in the availability of foreign currency may restrict the ability of Henan Zhongpin to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Henan Zhongpin is subject to restrictions on making payments to us, which could adversely affect our cash flow and our ability to pay dividends on our capital stock.

We are a holding company incorporated in the State of Delaware and do not have any assets or conduct any business operations other than our investment in our operating subsidiary in the PRC, Henan Zhongpin. As a result of our holding company structure, we will rely entirely on contractual payments or dividends from Henan Zhongpin for our cash flow to fund our corporate overhead and regulatory obligations. The PRC government imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC. As a result, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Further, as Henan Zhongpin has in the past, and Henan Zhongpin and our other subsidiaries in the PRC may in the future, incur debt on its or their own, the instruments governing such debt may restrict such subsidiary’s ability to make contractual or dividend payments to any parent corporation or other affiliated entity. If we are unable to receive all of the funds we require for our operations through contractual or dividend arrangements with our PRC subsidiaries, we may not have sufficient cash flow to fund our corporate overhead and regulatory obligations in the United States and may be unable to pay dividends on our shares of capital stock.

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

Our operations are conducted and our assets are located within the PRC. In addition, a majority of our directors and all of our senior management personnel reside in the PRC, where substantially all of their assets are located. You may experience difficulties in effecting service of process upon us, our directors or our senior management as it may not be possible to effect such service of process outside the PRC. In addition, our PRC counsel, DeHeng Law Office, has advised us that the PRC does not have treaties with the United States and many other countries providing for reciprocal recognition and enforcement of court judgments. Therefore, recognition and enforcement in the PRC of judgments of a court in the United States or certain other jurisdictions may be difficult or impossible.

Recent amendments to the corporate income tax law in the PRC may increase the income taxes payable by our operating subsidiaries located in the PRC, which could adversely affect our profitability.

On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law in its fifth plenary session that became effective on January 1, 2008. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. According to the new corporate income tax law, we continuously benefited from income tax free policy for agricultural products initial processing and the tax rate decreased from 33% to 25% for the prepared meat products.

Recent changes in the PRC’s labor law restricts our ability to reduce our workforce in the PRC in the event of an economic downturn and may increase our productions costs.

In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law, which became effective on January 1, 2008. It formalizes workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. Considered one of the strictest labor laws in the world, among other things, this new law provides for specific standards and procedures for the termination of an employment contract and places the burden of proof on the employer. In addition, the law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including the case of the expiration of a fixed-term employment contract. Further, the law requires an employer to conclude an “employment contract without a fixed-term” with any employee who either has worked for the same employer for 10 consecutive years or more or has had two consecutive fixed term contracts with the same employer. An “employment contract without a fixed term” can no longer be terminated on the ground of the expiration of the contract, although it can still be terminated pursuant to the standards and procedures set forth under the new law. Because of the lack of implementing rules for the new law and the precedents for the enforcement of such a law, the standards and procedures set forth under the law in relation to the termination of an employment contract have raised concerns among foreign investment enterprises in the PRC that such “employment contract without a fixed term” might in fact become a “lifetime, permanent employment contract.” Finally, under the new law, downsizing of either more than 20 people or more than 10% of the workforce may occur only under specified circumstances, such as a restructuring undertaken pursuant to the PRC’s Enterprise Bankruptcy Law, or where a company suffers serious difficulties in production and/or business operations, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract not possible. Again, there has been very little guidance and precedents as to how such specified circumstances for downsizing will be interpreted and enforced by the relevant PRC authorities. All of our employees working for us exclusively within the PRC are covered by the new law and thus, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns may be curtailed. Accordingly, if we face future periods of decline in business activity generally or adverse economic periods specific to our business, this new law can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

Risk Relating to an Investment in Our Securities

While cash dividends were paid by a deemed predecessor to our company in 2003 and 2002, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

Henan Zhongpin, a deemed predecessor to our company and our subsidiary in the PRC, paid cash dividends to its stockholders in 2002 and 2003. However, we do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay, or may be unable to pay, any dividends. We intend to retain all earnings for our company’s operations.

The market price for our stock may be volatile and subject to wide fluctuations, which may adversely affect the price at which you can sell our shares.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operations results;

•	changes in financial estimates by securities research analysts;

•	conditions in foreign or domestic meat processing or agricultural markets;

•	changes in the economic performance or market valuations of other meat processing companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between the RMB and the U.S. dollar;

•	intellectual property litigation; and

•	general economic or political conditions in the PRC.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

Future sales of shares of our common stock may decrease the price for such shares.

In 2007, our four registration statements on Form S-1 were declared effective by the Securities and Exchange Commission registering the resale from time to time in the open market an aggregate of 22,619,385 shares of our common stock, some of which shares have since been sold. Actual sales of such shares, or the prospect of sales of such shares by the holders of such shares, may have a negative effect on the market price of the shares of our common stock. We may also register for resale additional outstanding shares of our common stock or shares that are issuable upon exercise of outstanding warrants or reserved for issuance under our stock option plan. Once such shares are registered, they can be freely sold in the public market. If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

Item 1B. Unresolved Staff Comments

None.

Item 2. – Properties

Properties

The following table sets forth certain information relating to our corporate offices and other facilities.

Location	Approximate Floor Area (Square Feet)	Ownership Status(1)	Principal Uses
21 Changshe Road Changge City, Henan Province	221,241	Owned	Corporate headquarters

South Part, Changxing Road Changge City, Henan Province	622,650	Owned	Meat products processing plant

South Part, Changxing Road Changge City, Henan Province	676,804	Owned	Meat, fruit and vegetable products processing plant

South Part, Changxing Road Changge City, Henan Province	545,325	Owned	Logistic center and warehouse

South of National Road 311 Yanling, Henan Province	161,204	Owned	Fruits and vegetable products processing plant

Food Industrial Park, Tangyin County Anyang, Henan Province	1,684,589	Owned	Meat products processing plant

No. 8 North Ring Road Hailun City, Heilongjiang Province	894,491	Leased(2)	Meat products processing plant

17 Luogui Road, Cangshan County Zhongjiang City, Sichuan Province	717,604	Owned	Meat products processing plant

Industrial Park Suiping City, Henan Province	1,771,483	Owned	Meat products processing plant

Jinghai Economic Development Zone, Tianjin City	933,339	Leased(3)	Meat products processing plant

(1)
According to the laws of the PRC, the government owns all of the land in the PRC and companies or individuals are authorized to use the land only through land use rights granted by the PRC government. We have long-term leases with the PRC government affording us the right to use the land on which our production facilities are located. With respect to those properties in this table for which our ownership status is “owned,” we own all of the buildings and other land improvements on the land.

(2)
This facility is leased pursuant to a three-year lease that expires in November 2009 and provides for aggregate rental payments of 1,900,000 RMB ($251,116.75) for the first year and 2,100,000 RMB ($266,497.46) per year for the second and third years of the lease term.

(3)	This facility is leased pursuant to a three-year lease that expires in September 2010 and provides for aggregate rental payments of 5,600,000 RMB ($750,638.48) per year for the lease term.

Item 3. – Legal Proceedings

Neither our company nor any of our subsidiaries is a party to any legal proceedings that, individually or in the aggregate, are material to our company as a whole.

Item 4. – Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

Item 5. –	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares began trading on the NASDAQ Global Select Market on December 27, 2007 under the symbol “HOGS.” From January 31, 2006 to December 26, 2007, our shares traded on the OTC Bulletin Board under the symbol “ZHNP.” Prior to January 30, 2006, the date on which our reverse acquisition of Falcon Link was consummated, our common stock was traded on the OTC Bulletin Board under the symbol “STGH.” During the period March 30, 2005 to January 30, 2006, we operated as a public “shell” corporation with no significant revenues or assets. During such period, there was only a limited public market for our common stock and our common stock traded only sporadically on the OTC Bulletin Board.

The following table contains information about the range of high and low prices for our common stock for each full quarterly period during the period January 1, 2006 to December 31, 2007. Information for the period from January 1, 2006 to December 26, 2007 is based on the high and low bid prices of our common stock based upon reports of transactions on the OTC Bulletin Board. Information for the period from December 27, 2007 to December 31, 2007 is the high and low closing sales price of our common stock based upon reports of transactions on the NASDAQ Global Select Market.

	High	Low
Fiscal 2006

First Quarter	$54.79	$5.11
Second Quarter	8.00	5.00
Third Quarter	10.00	8.00
Fourth Quarter	8.50	7.50

Fiscal 2007

First Quarter	$8.50	$6.75
Second Quarter	11.34	6.75
Third Quarter	11.75	8.63
Fourth Quarter	14.39	9.45

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

As of March 20, 2008, there were approximately 130 holders of record of our common stock. On March 20, 2008, the closing sale price of our common stock as reported by the NASDAQ Global Select Market was $9.15 per share.

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

Securities authorized for issuance under equity compensation plans

On April 30, 2007, our Board of Directors and stockholders adopted and approved our Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to 1,800,000 shares of common stock.

As of December 31, 2007, options to purchase an aggregate of 710,000 shares of common stock had been granted under the 2006 Plan. Options granted in the future under the 2006 Plan are within the discretion of our board of directors. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	710,000	$11.29	1,090,000

Equity compensation plans not approved by security holders	0	N/A	0
Total	710,000	$11.29	1,090,000

Item 6. – Selected Financial Data

The following selected consolidated income statement data for the three years ended December 31, 2005, 2006 and 2007 and the selected consolidated balance sheet data as of December 31, 2006 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this Report. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. Our selected consolidated income statement data for the year ended December 31, 2003 and our selected consolidated balance sheet data as of December 31, 2003 and 2004 have been derived from the audited financial statements of Henan Zhongpin, our deemed predecessor, which are not included in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	Fiscal Years Ended December 31,
	2007	2006	2005	2004	2003
		(Restated)
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$291,373	$143,812	$73,400	$42,787	$29,593
Gross Profit	37,504	20,616	12,179	6,117	3,449
Income From Operations	21,917	3,537	7,484	3,058	1,736
Net Income	18,525	4,109	5,914	2,768	1,536
Net Income per Common Share:
Basic	0.84	0.23	0.50	0.15	0.08
Diluted	0.80	0.20	0.50	0.13	0.07
Cash Dividends	-	-	-	-	56

Selected Balance Sheet Data:
Property, Plant, Equipment	$66,430	$32,597	$10,213	$10,072	$5,805
Total Assets	216,901	102,222	53,254	32,167	27,528
Long-Term Debt (Less Current Maturities)	1,635	1,912	2,264	4,329	7,638
Stockholders’ Equity	143,018	52,697	14,516	8,183	5,414

Item 7. – Management’s Discussion and Analysis or Plan of Operation

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, unanticipated changes in product demand, interruptions in the supply of live pigs/raw pork, downturns in the economy of the PRC, delivery delays, freezer facility malfunctions, poor performance of our retail distribution network and changes in applicable domestic and foreign government regulations.

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

Overview

We are principally engaged in the meat and food processing and distribution business in the PRC. Currently, we have nine processing plants located in Henan, Heilongjiang and Sichuan Provinces and in Tianjin City in the PRC, with a total of 15 production lines. Our current total production capacity for chilled pork and frozen pork is 997 metric tons per day, including the average production capacity of approximately 104 metric tons per day from OEM partners, based on an eight-hour working day, or approximately 359,000 metric tons on an annual basis. We also have production capacity for prepared meats of 70 metric tons per eight-hour day (or approximately 25,200 metric tons on an annual basis) and for fruits and vegetables of 73 metric tons per eight-hour day, including the average production capacity of approximately eight metric tons per day supplied by OEM partners, or approximately 26,280 metric tons on an annual basis. We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

On April 26, 2007, Henan Zhongpin formed a new wholly-owned subsidiary, Luoyang Zhongpin Food Company Limited, for the purpose of constructing a production facility to be located in western Henan Province. We plan to invest approximately $14.5 million to construct this facility, which is planned to have a production capacity of 195 metric tons per eight-hour working day, or approximately 70,000 metric tons on an annual basis. Approximately 60% of the production capacity will be designed for the chilled pork and the remaining approximately 40% will be designed for the frozen pork. We plan to put the new facility into operation by the end of the second quarter of fiscal 2008.

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

We also plan to invest approximately $13.2 million to expand the production line for prepared meat products at our production facilities in Changge City, Henan Province. The new production line will be designed with a production capacity of 80 metric tons per eight-hour working day, or approximately 28,800 metric tons on an annual basis. We plan to put this new production line into operation in the third quarter of fiscal 2008.

In addition, we plan to invest approximately $11.0 million to expand our production line for fruits and vegetables at our production facilities in Changge City, Henan Province. This new production line will be designed to expand our production capacity for fruits and vegetables by 83 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis, and is expected to be put into operation in the fourth quarter of fiscal 2008.

Our products are sold under the “Zhongpin” brand name. At December 31, 2007, our customers included 17 international or domestic fast food companies in the PRC, 39 export-registered processing factories and 1,621 school cafeterias, factory canteens, army posts and national departments. At such date, we also sold directly to 2,939 retail outlets, including supermarkets, within the PRC.

Since 2001, we have been one of the “leading agricultural industrial enterprises” in the PRC. Over the past five fiscal years, we achieved a compound annual growth rate of 77% in terms of revenues and 86% in terms of net profits. We have established distribution networks in 24 provinces, including four cities with special legal status, in the North, East, South and South Midland of the PRC, and also have formed strategic partnerships with leading supermarket chains and the catering industry in the PRC. In addition, we export products to the European Union, Southeast Asia, Russia and South Africa.

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

Accounts Receivable. We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that have not been collected within one year plus an amount equal to the sum of 10% of the aggregate amount of the accounts receivable of our wholly-owned subsidiary, Henan Zhongpin Food Share Co., Ltd., plus 5% of the aggregate amount of the accounts receivable less than one year old for all of our other subsidiaries. As of December 31, 2007, we were successful in collecting $189,500, or approximately 93%, of doubtful accounts that were outstanding at December 31, 2006 for longer than one year. It is management’s belief that the current bad debt allowance adequately reflects an appropriate estimate based on management’s judgment.

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

Results of Operations

In fiscal 2008, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last five years. In February 2007, we completed the expansion of our temperature-controlled, physical logistic systems. In March 2007, we completed the construction of an expanded production line for our prepared meat products at our Zhongpin Industrial Park II in Changge City, Henan Province. In June 2007, we completed the construction of a new fresh meat processing facility in Zhumadian, Henan Province and acquired a meat processing facility in Sichuan Province and in September 2007, we added an additional processing plant by leasing a meat processing plant in the Economic Development Zone in Tianjin City and we completed the construction of a new fresh meat processing facility in Anyang, Henan Province. As discussed above, we are currently constructing additional processing facilities in Henan Province. We expect to continue to scale up operations and to develop new markets, streamline our supply chain management, continue the development of our information technology systems, invest in training and human resources development and accelerate revenue and profit growth.

In fiscal 2008, we expect the demand for pork and the results of the pork and pork products segment of our business to remain strong. While supply is expected to be ample, live hog prices are expected to remain at their current relatively-high levels. We anticipate that our gross profit margin will not change significantly during fiscal 2008. We also expect to increase our market share in the meat and meat products segment in our target markets in fiscal 2008.

Comparison of Fiscal Years Ended December 31, 2007 and December 31, 2006

Revenue. Total revenue increased from $143.81 million for the fiscal year ended December 31, 2006 to $291.37 million for the fiscal year ended December 31, 2007, which represented an increase of $147.56 million, or approximately 103%. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from the effects of the continuing increases in the number of our branded stores, increased sales to food service distributors and increased market prices for pork products in the PRC during the year. During the year ended December 31, 2007, 218 new showcase stores, “branded” retail stores and supermarket counters were opened, as compared to 621 new showcase stores, “branded” retail stores and supermarket counters opened during the year ended December 31, 2006. As of December 31, 2007, our total number of showcase stores, “branded” retail stores and supermarket counters were 113, 927 and 1,899, respectively, compared to 96, 856 and 1,769, respectively, as of December 31, 2006. In addition, during the year ended December 31, 2007, we expanded our marketing and sales efforts to include 18 additional second-tier cities (for a total of 93 second-tier cities at December 31, 2007) and 61 additional third-tier cities (for a total of 287 third-tier cities at December 31, 2007), compared to the 26 additional second-tier cities (for a total of 75 second-tier cities at December 31, 2006) and 84 additional third-tier cities (for a total of 226 third-tier cities at December 31, 2006) during the year ended December 31, 2006.

During the year ended December 31, 2007, revenues from sales to branded stores increased to $129.29 million, which represented an increase of $64.58 million, or approximately 100%, as compared to the year ended December 31, 2006. During the year ended December 31, 2007, revenues from sales to food service distributors increased to $60.23 million, which represented an increase of $31.75 million, or approximately 111%, as compared to the year ended December 31, 2006. During the year ended December 31, 2007, revenues from sales to restaurants and non-commercial customers increased to $85.79 million, which represented an increase of $47.39 million, or approximately 123%, as compared to the year ended December 31, 2006. During the year ended December 31, 2007, revenues from export sales increased to $16.06 million, which represented an increase of $3.84 million, or approximately 31%, as compared to the year ended December 31, 2006. Within these four distribution channels, the percentage of growth was highest for restaurants and non-commercial customers.

Cost of sales. Cost of sales increased from $123.20 million for the year ended December 31, 2006 to $253.87 million for the year ended December 31, 2007, which represented an increase of $130.67 million, or approximately 106%. The gross profit margin (total sales revenue divided by cost of sales) decreased from 14.34% for the year ended December 31, 2006 to 12.87% for the year ended December 31, 2007. The decrease in gross profit margin was primarily due to an increase in the cost of raw materials, which was offset, in part, by an increase in the market prices for pork products, during the year ended December 31, 2007.

General and administrative expenses. General and administrative expenses increased from $5.24 million for year ended December 31, 2006 to $10.55 million for the year ended December 31, 2007, which represented an increase of $5.31 million, or approximately 101%. As a percentage of revenues, general and administrative expenses decreased from 3.64% for the year ended December 31, 2006 to 3.62% for the year ended December 31, 2007. In each of the years ended December 31, 2007 and 2006, we incurred a non-cash compensation expense in the amount of $2,250,116 in connection with the release from escrow to certain of our employees of shares of common stock that had been deposited into escrow by such employees in connection with our January 2006 private placement. On January 31, 2006, we completed a private placement in which we sold for an aggregate purchase price of $27.6 million, 3.45 million units, each unit consisting of two shares of our Series A convertible preferred stock and a warrant to purchase one share of our common stock. In connection with this financing, nine individuals, including six of our employees, including Mr. Xianfu Zhu, our Chairman of the Board, Chief Executive Officer and President, and Mr. Baoke Ben, our Executive Vice President and a director of our company, deposited into escrow an aggregate of 1,125,056 shares of our common stock. Under the terms of such escrow arrangement, 50% of such shares were to be released to the investors in the private placement if our audited net income for the fiscal year ended December 31, 2006, subject to certain adjustments, was less than $7.927 million, and the remaining 50% are to be released to such investors if our audited net income for the fiscal year ended December 31, 2007, subject to certain adjustments, was less than $15 million. Under U.S. generally accepted accounting principles, the release of any of such escrow shares to any of our employees based on our fulfillment of stated performance thresholds constitutes a compensatory plan to such employees, which requires us to record a corresponding compensation expense in our financing statements. As we satisfied the performance thresholds for fiscal 2006 and 2007, 50% of the escrowed shares were released to employee stockholders in April 2007, and the other 50% of the escrowed shares will be released to employee stockholders in April 2008.

During fiscal 2007, we adopted a more conservative doubtful account allowance rate estimate and increased our reserve to an amount equal to the aggregate amount of those accounts that have not been collected within one year plus the sum of 10% of the aggregate amount of the accounts receivable of our wholly-owned subsidiary, Henan Zhongpin Food Share Co., Ltd., plus 5% of the aggregate amount of the accounts receivable less than one year old for all of our other subsidiaries. The increased amount of $0.93 million in our allowance for bad debts in fiscal 2007 was recorded as a general and administrative expense. The net amount of our general and administrative expenses also increased in fiscal 2007 due to the increased scale of our operations.

Operating expenses. Operating expenses increased from $3.49 million for the year ended December 31, 2006 to $5.04 million for the year ended December 31, 2007, which represented an increase of $1.55 million, or approximately 45%. As a percentage of revenue, operating expenses decreased from 2.42% for the year ended December 31, 2006 to 1.73% for the year ended December 31, 2007. The increase in operating expenses was primarily the result of the increased scale of our operations.

Penalty expense. During the year ended December 31, 2006, we incurred a non-recurring expense in the aggregate amount of $8.35 million as a result of payments we made in December 2006 to the holders of our Series A convertible preferred stock and related stock purchase warrants because of our failure to register in a timely manner for resale under the Securities Act of 1933, as amended, the shares of our common stock issuable upon the conversion or exercise of such securities. Such payments included cash payments in the aggregate amount of $1.04 million and our issuance of an aggregate of 379,743 shares of our common stock valued at $2.85 million, and warrants to purchase 884,799 shares of our common stock valued at $4.46 million. We did not incur an expense of this nature in our fiscal year ended December 31, 2007.

Interest expense. Interest expense increased from $1.56 million for the year ended December 31, 2006 to $2.80 million for the year ended December 31, 2007, which represented an increase of $1.24 million, or approximately 80%. The increase in interest expense was primarily a result of increased short-term bank loans. Our average outstanding bank debt increased by approximately $23.01 million from $20.53 million for the year ended December 31, 2006 to $43.54 million for the year ended December 31, 2007, primarily due to our increased working capital requirements. Our weighted average borrowing rate increased from 5.83% for the year ended December 31, 2006 to 6.43% for the year ended December 31, 2007.

Interest income, allowance income, other income and exchange gain. Interest income, allowance income, other income and exchange gain decreased from $2.71 million for the year ended December 31, 2006 to $0.84 million for the year ended December 31, 2007, which represented a decrease of $1.87 million or approximately 69%. This decrease was primarily the result of a decrease of $2.16 million in allowance income.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.86 million in the provision for income taxes for the year ended December 31, 2007 over the year ended December 31, 2006 resulted from an increase of $2.61 million in our net income from the sale of prepared products during the year ended December 31, 2007.

Pro Forma Results of Operations. As discussed above, in each of the fiscal years ended December 31, 2007 and 2006, we incurred a non-cash compensation expense of $2,250,116 in connection with the release from escrow to certain of our employees of shares of common stock that had been deposited into escrow by such employees in connection with our January 2006 private placement of Series A convertible preferred stock and warrants. In addition, during the year ended December 31, 2006, we incurred a non-recurring expense in the aggregate amount of $8.35 million as a result of payments we made in December 2006 to the holders of our Series A convertible preferred stock and related stock purchase warrants because of our failure to register in a timely manner for resale under the Securities Act of 1933, as amended, the shares of our common stock issuable upon the conversion or exercise of such securities. By excluding such non-cash and penalty charges, our pro forma income from operations for the years ended December 31, 2007 and 2006 would have been $24,167,425 and $14,141,787, respectively, and our pro forma net income for the years ended December 31, 2007 and 2006 would have been $20,775,397 and $14,713,255, respectively. In addition, excluding such charges, our pro forma basic earnings per common share and pro forma diluted earnings per common share for the year ended December 31, 2007 would have been $0.94 and $0.90, respectively, and for the year ended December 31, 2006 would have been $0.81 and $0.72, respectively.

Set forth below is certain pro forma statement of operations data for the year ended December 31, 2007 and 2006 assuming no compensation expense relating to the release of escrowed shares to our employees in fiscal 2007 and 2006, and no penalty expense relating to the result of payment because of our failure to register in a timely manner for resale the shares of our common stock issuable upon the conversion or exercise of such securities in fiscal 2006.

	Years Ended December 31,
	2007	2006
	(U.S. dollars in thousands)

Revenues:
Sales revenues	$291,373	$143,812
Cost of sales	253,870	123,196
Gross profit	37,503	20,616

Operating expenses:
General and administrative expenses	8,299	2,989
Operating expenses	5,037	3,485
Total operating expenses	13,336	6,474

Income from operations	24,167	14,142

Other income (expense):
Interest income	338	317
Other income	274	50
Allowance income	200	2,365
Exchange gain (loss)	27	(21)
Interest expense	(2,799)	(1,556)
Total other income (expense)	(1,960)	1,155

Net income before taxes	22,207	15,297
Provision for income taxes	1,432	569

Net income after taxes	20,775	14,728
Minority interest in gain (loss)	—	15
Net income	20,775	14,713
Foreign currency translation adjustment	6,503	1,379
Comprehensive income	$27,278	$16,092
Basic earnings per common share	$0.94	$0.81
Diluted earnings per common share	$0.90	$0.72
Basic weighted average shares outstanding	18,000,437	11,761,932
Diluted weighted average shares outstanding	23,077,864	20,334,260

Comparison of Fiscal Years Ended December 31, 2006 and December 31, 2005

Revenue. Total revenue increased from $73.40 million for the year ended December 31, 2005 to $143.81 million for the year ended December 31, 2006, which represented an increase of $70.41 million, or approximately 96%. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from the effects of the continued increase in the amount of branded stores sales and increased sales through food service distributors. During the year ended December 31, 2006, 621 new showcase stores, “branded” retail stores and supermarket counters were opened and we expanded our marketing and sales efforts to include 31 additional second-tier cities and 84 additional third-tier cities domestically.

During the year ended December 31, 2006, revenues from sales to branded stores increased to $64.7 million, which represented an increase of $29.5 million, or approximately 84%, as compared to the year ended December 31, 2005. During the year ended December 31, 2006, revenues from sales to food service distributors increased to $28.5 million, which represented an increase of $16.2 million, or approximately 131%, as compared to the year ended December 31, 2005. During the year ended December 31, 2006, revenues from sales to restaurants and non-commercial customers increased to $38.4 million, which represented an increase of $20.1 million, or approximately 109%, as compared to the year ended December 31, 2005. During the year ended December 31, 2006, revenues from export sales increased to $12.2 million, which represented an increase of $4.7 million, or approximately 63%, as compared to the year ended December 31, 2005. Within these four distribution channels, the percentage of growth was highest for food service distributors. As a percentage of total sales revenue, sales to food service distributors has grown from 17% for the year ended December 31, 2005 to 20% for the year ended December 31, 2006, and sales through branded stores and supermarkets has decreased from 48% for the year ended December 31, 2005 to 45% for the year ended December 31, 2006.

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

General and administrative expenses. General and administrative expenses increased from $2.40 million for the year ended December 31, 2005 to $5.24 million for the year ended December 31, 2006, which represented an increase of $2.84 million, or approximately 119%. As a percentage of revenues, general and administrative expenses increased from 3.26% for the year ended December 31, 2005 to 3.64% for the year ended December 31, 2006. As we mentioned above, during the year ended December 31, 2006, we incurred a non-cash compensation expense in the amount of $2,250,116 in connection with the release from escrow to certain of our employees of shares of common stock that had been deposited into escrow by such employees in connection with our January 2006 private placement. On the other hand, during fiscal 2006, we collected $1.34 million of outstanding accounts receivable for which bad debt allowance had been provided during fiscal 2005. Such collections reduced our general and administrative expenses by $1.34 million in fiscal 2006. Another significant increase in our general and administrative expenses in 2006 resulted from the additional expenses we are incurring as a publicly-traded company that is reporting under the U.S. federal securities laws. During the year ended December 31, 2006, we incurred approximately $1.22 million in legal fees, accounting fees, advisory fees and consulting fees relating to such matters and in preparing to become compliant in a timely manner with our obligations under the Sarbanes-Oxley Act of 2002.

Penalty expense. As discussed above, during the year ended December 31, 2006, we incurred a non-recurring expense in the aggregate amount of $8.35 million as a result of payments we made in December 2006 to the holders of our Series A convertible preferred stock and related stock purchase warrants because of our failure to register in a timely manner for resale under the Securities Act of 1933, as amended, the shares of our common stock issuable upon the conversion or exercise of such securities. Such payments included cash payments in the aggregate amount of $1.04 million and our issuance of an aggregate of 379,743 shares of our common stock valued at $2.85 million, and warrants to purchase 884,796 shares of our common stock valued at $4.46 million. We did not incur an expense of this nature in fiscal 2005.

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

Our vegetables and fruits segment is involved primarily in the processing of fresh vegetables and fruits. We contract with more than 100 farms in Henan Province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes. The proximity of the contracted farms to our operations ensures freshness from harvest to processing. We contract to grow more than 20 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans, strawberries and capsicum.

The following tables set forth our revenues, sales in metric tons, operating income and production processed in metric tons by segment for the fiscal years ended December 31, 2007, 2006 and 2005 and the percentage increases for each segment between fiscal periods.

	Sales by Segment (U.S. dollars in millions)

	Years Ended December 31,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	$150.99	$71.76	$79.23	110%
Frozen Pork	102.60	50.88	51.72	102%
Prepared Pork Products	29.23	15.44	13.79	89%
Vegetables and Fruits	8.55	5.73	2.82	49%
Total	$291.37	$143.81	$147.56	103%

	Sales by Segment (in metric tons)

	Year Ended December 31,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	88,665	59,284	29,381	50%
Frozen Pork	62,819	43,785	19,034	43%
Prepared Pork Products	16,416	9,838	6,578	67%
Vegetables and Fruits	11,743	9,504	2,238	24%
Total	179,642	122,412	57,230	47%

	Operating Income by Segment (U.S. dollars in millions)

	Year Ended December 31,		Change	Operating Margin Year Ended December 31,
	2007	2006	2007/2006	2007	2006
Pork and Pork Products
Chilled Pork	$10.36	$1.49	$8.87	6.86%	2.08%
Frozen Pork	6.44	0.72	5.72	6.28%	1.42%
Prepared Pork Product	4.20	1.03	3.17	14.36%	6.67%
Vegetables and Fruits	0.92	0.30	0.62	10.70%	5.18%
Total	$21.92	$3.54	$18.38	7.52%	2.46%

	Production by Segment (in metric tons)

	Year Ended December 31,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	88,673	59,288	29,385	50%
Frozen Pork	65,109	47,219	17,890	38%
Prepared Pork Products	16,380	9,971	6,409	64%
Vegetables and Fruits	12,263	9,342	2,921	31%
Total	182,425	125,819	56,606	45%

	Sales by Segment (U.S. dollars in millions)

	Year Ended December 31,		Net Change	Percentage Change
	2006	2005	2006/2005	2006/2005
Pork and Pork Products
Chilled pork	$71.76	$31.50	$40.26	128%
Frozen pork	50.88	33.03	17.85	54%
Prepared pork products	15.44	6.93	8.51	123%
Vegetables and Fruits	5.73	1.94	3.79	195%
Total	$143.81	$73.40	$70.41	96%

	Sales by Segment (in metric tons)

	Year Ended December 31,		Net Change	Percentage Change
	2006	2005	2006/2005	2006/2005
Pork and Pork Products
Chilled pork	59,284	27,546	31,738	115%
Frozen pork	43,785	30,011	13,774	46%
Prepared pork products	9,838	4,747	5,091	107%
Vegetables and Fruits	9,504	2,681	6,823	254%
Total	122,411	64,985	57,426	88%

	Operating Income by Segment (U.S. dollars in millions)

	Year Ended December 31,		Net Change	Operating Margin Year Ended December 31,
	2006	2005	2006/2005	2006	2005
Pork and Pork Products
Chilled pork	$1.49	$3.31	$(1.82)	2.08%	10.51%
Frozen pork	0.72	3.34	(2.62)	1.42%	10.11%
Prepared pork products	1.03	0.60	0.43	6.67%	8.66%
Vegetables and Fruits	0.30	0.23	0.07	5.24%	11.86%
Total	$3.54	$7.48	$(3.94)	2.46%	10.19%

	Production by Segment (in metric tons)

	Year Ended December 31,		Net Change	Percentage Change
	2006	2005	2006/2005	2006/2005
Pork and Pork Products
Chilled pork	59,288	27,599	31,689	115%
Frozen pork	47,219	29,793	17,426	58%
Prepared pork products	9,971	4,763	5,208	109%
Vegetables and Fruits	9,342	2,713	6,629	244%
Total	125,820	64,868	60,952	94%

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth our revenues by sales channel for the three years ended December 31, 2005, 2006 and 2007.

	Sales by Distribution Channel (U.S. dollars in millions)
Distribution	Year Ended December 31,
Channel	2005		2006		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Branded stores	$35.23	48.0%	$64.71	45.0%	$129.29	44.4%
Food services distributors	12.33	16.8	28.48	19.8	60.23	20.7
Restaurants and non-commercial	18.35	25.0	38.40	26.7	85.79	29.4
Export	7.49	10.2	12.22	8.5	16.06	5.5
Total	$73.40	100.0%	$143.81	100.0%	$291.37	100.0%

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products at December 31, 2005, 2006 and 2007.

	December 31,
	2005	2006	2007
No. of products	168	229	270
No. of retail stores	2,100	2,721	2,939
Market Coverage
No. of Provinces	24	24	24
No. of first-tier cities	29	29	29
No. of second-tier cities	44	75	93
No. of third-tier cities	142	226	287

Liquidity and Capital Resources

We have financed our operations over the three years ended December 31, 2007 primarily through cash from operating activities, borrowings under our lines of credit with various lending banks in the PRC, net proceeds from the sale of our equity securities and the proceeds from the exercise of certain of our outstanding stock purchase warrants. In January 2006, we completed a private placement of our Series A convertible preferred stock and common stock purchase warrants and received net proceeds of approximately $23.11 million. In October 2007, we completed a private placement of our common stock and received net proceeds of approximately $46.40 million. At December 31, 2005, 2006 and 2007, we had cash and cash equivalents of $10.14 million, $21.69 million and $48.70 million, respectively.

Net cash provided by operating activities was $0.48 million for fiscal 2007, $9.46 million in fiscal 2006 and $13.08 million in fiscal 2005. Cash provided by operating activities in fiscal 2007 consisted primarily of net profit of $18.53 million due to increased revenue, an increase of $3.56 million in other receivables, an increase of $2.84 million in accounts payable and other payables due to improved payment terms from suppliers, an increase of $2.45 million in non-cash compensation expense adjustment, an increase of $2.09 million in depreciation expense, an increase of $1.27 million in accrued liability and an increase of $1.10 million in deposits from clients. Cash used in operating activities in fiscal 2007 was primarily attributable to an increase of $14.55 million in inventory, an increase of $5.82 million in purchase deposits in order to secure our supply of live hogs, an increase of $4.94 million in accounts receivables, an increase of $4.08 million in taxes payable, an increase of $2.85 in other receivables and an increase of $1.41 million in prepaid expense and deferred charges. The increase in both accounts receivable and inventory levels during the period was primarily due to our increased sales, increased selling prices and increased costs of live hogs. Over the past year, management focused on reducing the average age of our accounts receivable. Our average accounts receivable turnover days decreased from approximately 30 days during the year ended December 31, 2006 to approximately 22 days during the year ended December 31, 2007. At the same time, our average inventory turnover days increased from approximately 18 days during the year ended December 31, 2006 to approximately 26 days during the year ended December 31, 2007.

Net cash provided by operating activities in fiscal 2006 was primarily attributable to the net income of $4.11 million generated in fiscal 2006 and an increase of $9.77 million in accounts payable and other payables due to improved payment terms to suppliers. In addition, due to our failure to have our registration statement filed under the Securities Act of 1933, as amended, declared effective by the Securities and Exchange Commission during fiscal 2006, we accrued $8.35 million of penalty expense, of which $1.04 million was paid by cash and $7.31 million was paid by issuing shares of our common stock and warrants. The net cash provided by operating activities in fiscal 2006 also included $2.25 million in non-cash compensation adjustment. Net cash used in operating activities in fiscal 2006 was primarily attributable to increases in inventories, accounts receivable and taxes payable in the amounts of $7.73 million, $3.43 million and $1.68 million, respectively. During fiscal 2006, management also focused on reducing the average age of our accounts receivable. Our average accounts receivable turnover days decreased from approximately 42 days in fiscal 2005 to approximately 30 days in fiscal 2006. In addition, our average inventory turnover days increased from approximately 16 days in fiscal 2005 to approximately 18 days in fiscal 2006. Net cash provided by operating activities in fiscal 2005 consisted primarily of net income of $5.91 million, an increase in accounts payable and accrued liabilities of $7.14 million, and increase in taxes payable of $1.30 million and an increase in the allowance for bad debt of $1.21 million. Cash used in operating activities in fiscal 2005 was primarily due to an increase of $3.79 million in accounts receivable and other receivables.

Net cash used in investing activities was $49.76 million in fiscal 2007, $26.28 million in fiscal 2006 and $13.23 million in fiscal 2005. At December 31, 2007, our investment in facilities construction in progress increased by approximately $29.43 million as compared to the amount of such investment at December 31, 2006. During the year ended December 31, 2007, a total of $6.86 million was invested in the purchase of fixed assets. In addition, we expended an additional $13.54 million for an investment in land use rights during the year ended December 31, 2007. In fiscal 2006, construction in progress in the amount of $21.96 million for the construction of Zhongpin Industrial Park II was completed and transferred to fixed assets. During fiscal 2006, we invested an additional $17.05 million in construction in progress and expended $1.82 million for the purchase of fixed assets. In addition, we expended $7.40 million for an investment in land use rights during fiscal 2006. During fiscal 2005, we expended $12.70 million for the construction of additional production facilities and production lines.

Net cash provided by financing activities was $74.39 million in fiscal 2007, $26.99 million in fiscal 2006 and $4.88 million in fiscal 2005. During the year ended December 31, 2007, cash provided by financing activities included the net proceeds from the issuance of common stock of $46.40 million, net proceeds from short-term loans of $49.68 million and the net proceeds of $16.43 from the exercise of certain of our outstanding stock purchase warrants. The net cash used in financing activities included the repayment of indebtedness in the aggregate amount of $28.39 million. In fiscal 2006, cash provided by financing activities included net proceeds from the issuance of Series A convertible preferred stock and common stock purchase warrants of $23.11 million and net proceeds of short-term loans of $30.08 million, and the net cash used in financing activities included the repayment of short-term indebtedness in the aggregate amount of $25.23 million, the repayment of long-term indebtedness in the amount of $0.35 million and the repayment of bank overdrafts of $0.62 million. During fiscal 2005, we received net proceeds of $9.64 million from short-term bank loans.

At December 31, 2007, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $47.67 million with a weighted average interest rate per annum of 6.30%, and lines of credit with aggregate credit availability of $129.64 million, as follows:

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date
Agriculture Bank of China	$24,642,006	$2,601,101	7.29%	12/14/2008
		2,738,001	7.47	12/28/2008

Industrial and Commercial Bank of China	27,380,007	2,053,501	6.84%	07/22/2008
		2,053,501	6.48	01/09/2008
		2,053,501	6.12	01/23/2008

China Construction Bank	12,321,003	2,738,001	6.12%	01/10/2008
		2,464,201	6.12	01/17/2008

CITIC Industrial Bank	6,845,002	-

Agriculture Development Bank of China	65,712,017	5,476,001	7.29%	06/26/2008
		13,690,004	7.29	06/28/2008

Shanghai Pudong development Bank of China	10,267,503	821,400	6.12%	01/18/2008
		4,107,001	6.39	03/29/2008

Bank of China	13,690,004	-

Commercial Bank of China	8,214,002	2,738,001	6.57%	06/19/2008
Guangdong Development Bank	4,107,001	-

China Communication Bank	4,107,001	-

City Finance -short-term	-	27,380	0.00%	Extendable
Total	$177,285,546	$47,668,592

Canadian Government Transfer Loan		$1,634,769	*	05/15/2043
Canadian Government Transfer Loan – Current portion		$145,671	6.02%	05/15/2008

*
58% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free. All repayments are applied first to the interest-bearing portion of this loan.

Of our outstanding short-term indebtedness at December 31, 2007, $7.39 million aggregate principal amount of loans was secured by our land and plants located in the PRC and $18.34 million aggregate principle amount of loans was guaranteed by our wholly-owned subsidiary, Henan Zhongpin Industry Co., Ltd.

We believe our existing cash and cash equivalents, together with our available lines of credit, will be sufficient to finance our investment in new facilities, operating requirements and anticipated capital expenditures of approximately $62.8 million over the next 12 months. We also intend to use a portion of such funds over the next 12 months to fund additional acquisitions of operating assets or complimentary businesses. As a result, we may determine to sell additional debt or equity securities in fiscal 2008 to raise funds for additional capital projects or strategic acquisitions that will enable us to strengthen our market position and accelerate our growth.

Contractual Commitments

The following table summarizes our contractual obligations at December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$1,780	$146	$291	$291	$1,052
Capital lease obligations	-	-	-	-	-
Operating lease obligations	2,662	1,055	1,607	-	-
Purchase obligations	-	-	-	-	-
Other obligations	-	-	-	-	-
Total	$4,442	$1,201	$1,898	$291	$1,052

Inflation and Seasonality

While demand for our products in general is relatively high before the Chinese New Year in January or February each year and lower thereafter, we do not believe our operations have been materially affected by inflation or seasonality.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We expect the Statement will have no material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We expect the Statement will have no material impact on our consolidated financial statements.

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

Item 7A. – Quantitative and Qualitative Disclosure About Market Risk

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

Item 8. – Financial Statements and Supplementary Data

The following consolidated financial statements, notes thereto, and the related independent auditors’ report contained on page F-2 to our consolidated financial statements are herein incorporated:

Consolidated balance sheets – December 31, 2007 and 2006

Consolidated statements of operations and comprehensive income – Years ended December 31, 2007, 2006 and 2005

Consolidated statement of changes in stockholders’ equity - Years ended December 31, 2007, 2006 and 2005

Consolidated statements of cash flows - Years ended December 31, 2007, 2006 and 2005

Notes to consolidated financial statements - Years ended December 31, 2007, 2006 and 2005

Item 9. – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007.

Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management’s Report on Internal Control Over Financial Reporting

Our management also is required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We had been preparing to be in compliance with Section 404 for our fiscal year ending December 31, 2008 and only recently became aware of the need to comply with Section 404 for our fiscal year ended December 31, 2007. Therefore, we have not completed all of the evaluations necessary to issue guidance on the status of our internal controls. Although management has selected the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in its Internal Control-Integrated Framework to make its assessment and report as required by Section 404, and we have been working with management to implement this framework to enable management to complete its assessment on our internal control over financial reporting for the year ending December 31, 2008, in accordance with Section 404, the framework was not in place to allow management to fully assess and report on our internal control over financial reporting for our fiscal year ended December 31, 2007.

We have retained Horwath International, an independent third party consulting firm, to assist our management team in evaluating our internal controls and procedures. While we are in the process of evaluating our internal control over financial reporting, we have not yet been able to complete our assessment of which, if any, control deficiencies constitute “material weaknesses” as defined under Public Accounting Oversight Board Auditing Standard No. 5. Therefore, we have not yet determined whether our internal control over financial reporting is effective as of December 31, 2007. However, we are aware of the following deficiencies:

•	the need to hire additional accountants trained in U.S. generally accepted accounting principles;

•	the need to upgrade our accounting software so as to provide for more timely access to financial reports; and

•	inadequate planning and execution of our Sarbanes-Oxley Section 404 project to meet the requirements of the Sarbanes-Oxley Act of 2002 on a timely basis.

Notwithstanding the foregoing, the reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Our management's inability to complete an assessment of our internal control over financial reporting in accordance with Section 404 for the year ended December 31, 2007, does not necessarily imply that a significant deficiency or material weakness exists in our internal control over financial reporting. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management which causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2007. Despite the fact management has not currently identified any material weaknesses in our internal control over financial reporting, it is possible that as our management continues to evaluate our internal control over financial reporting, management could discover a material weakness.

Inherent Limitations Over Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2007.

Item 11. – Executive Compensation

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2007.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2007.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2007.

Item 14. – Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2007.

PART IV

Item 15. – Exhibits and Financial Statement Schedules.

(a)  Documents filed as part of this Report:

(1)	Report of Independent Registered Public Accounting Firm
Financial Statements covered by the Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations and Comprehensive Income for the Years ended December 31, 2007, 2006 and 2005
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005

(2)	Schedules for the years ended December 31, 2007, 2006 and 2005
None.

(b)	Exhibits:
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

3.5
Amendment to the Certificate of Incorporation of the Registrant filed March 20, 2007 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for the year ended December 31, 2006.

	3.6	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated September 4, 2007.

4.1	Amended and Restated Equity Incentive Plan, incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2007.

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

10.16
Securities Purchase Agreement, dated as of January 30, 2006, by and among the Registrant and the purchasers named therein, incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (Registration No. 333-133226).

10.17
Registration Rights Agreement, dated as of January 30, 2006, by and among the Registrant and the purchaser named therein, incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (Registration No. 333-133226).

10.18	Form of Warrant to purchase common stock, incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (Registration No. 333-133226).

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

10.23
Amendment dated as of February 21, 2006 [to Securities Purchase Agreement dated as of January 30, 2006,] among the Registrant and the purchasers named therein, incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 (Registration No. 333-133226).

10.24
Escrow Agreement dated as of January 30, 2006, among the Registrant, Law Debenture Trust Company of New York, as escrow agent, and the stockholders of the Registrant named therein, incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 (Registration No. 333-133226).

10.25
Amendment to Escrow Agreement dated as of February 21, 2006, among the Registrant, Law Debenture Trust Company of New York, as escrow agent, and the stockholders of the Registrant named therein, incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 333-133226).

10.26
Common Stock Purchase Warrant dated June 15, 2006, between the Registrant and CCG Partners LLC, incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (Registration No. 333-133226).

10.27
Leasing Contract, dated as of November 6, 2006, between Heilongjiang Gongzhun Meat and Food Co., Ltd. and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. (Translated from Mandarin)

10.28
Amendment dated as of December 21, 2006 [to Registration Rights Agreement dated as of January 30, 2006,] among the Registrant and the Investors named therein, incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1 (Registration No. 333-133226).

10.29	Form of Common Stock Purchase Warrant issued in December 2006, incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1 (Registration No. 333-133226).

10.30	Asset Acquisition Agreement, dated as of June 29, 2007, between Henan Zhongpin Food Share Co., Ltd. and Deyang East China Food Company Limited. (Translated from Mandarin).

10.31
Leasing Contract, dated as of September 6, 2007 between Tianjin Shuli Enterprise Co., Ltd. and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 6, 2007.  (Translated from Mandarin).

10.32
Securities Purchase Agreement, dated as of September 28, 2007, between the Registrant and the investors listed therein, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 26, 2007.

10.33
Registration Rights Agreement, dated as of September 28, 2007, between the Registrant and the investors listed therein, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 26, 2007.

10.34	Form of Placement Agent Warrant incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated September 26, 2007.

10.35	Amendment to Escrow Agreement dated as of August 15, 2007, among the Registrant and the Stockholders of the Registrant named therein.

14.1	Code of Business Conduct and Ethics of the Registrant, incorporated by reference to Exhibit 14.1 to our Registration Statement on Form S-1 (Registration No. 333-133226).

21.1	List of Subsidiaries of Registrant, incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1 (Registration No. 333-147639).

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

99.3
Governmental Approval of the Acquisition of Henan Zhongpin Food Co., Ltd. by Falcon  Link Investment Limited, dated September 13, 2005, incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated January 30, 2006.  (Translated from Mandarin)

99.4
Certificate of Approval for Establishment of an Enterprise with Foreign Investment [Henan Zhongpin Food Co., Ltd.] in the People’s Republic of China, dated September 15, 2005, incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated January 30, 2006. (Translated from Mandarin)

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
____________
* Original agreement in Mandarin, summary of key terms attached.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 28th day of March 2008.

Zhongpin Inc.
(Company)

By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xianfu Zhu	Chairman of the Board of Directors	March 28, 2008
Xianfu Zhu	and Chief Executive Officer
(Principal Executive Officer)

/s/ Yuanmei Ma	Chief Financial Officer	March 28, 2008
Yuanmei Ma	(Principal Financial and
Accounting Officer)

/s/ Baoke Ben	Director	March 28, 2008
Baoke Ben

/s/ Min Chen	Director	March 28, 2008
Min Chen

/s/ Raymond Leal	Director	March 28, 2008
Raymond Leal

/s/ Yaoguo Pan	Director	March 28, 2008
Yaoguo Pan

Zhongpin Inc.
Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

Zhongpin, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Zhongpin Inc.
Henan Province, The People’s Republic of China

We have audited the consolidated balance sheets of Zhongpin Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhongpin Inc. as of December 31, 2007 and 2006, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Since our previous report dated March 8, 2007, it was determined that the December 31, 2006 consolidated financial statements needed restatement to make corrections as described in note 17.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 24, 2008

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)

	December 31, 2007	December 31, 2006
		(Restated)
ASSETS
Current assets

Cash and cash equivalents	$48,701,536	$21,692,814

Accounts receivable	18,982,312	13,471,450
Purchase deposits	6,059,782	-
Prepaid expenses and deferred charges	1,680,679	200,436
Inventories	25,922,125	10,077,479
Tax refund receivables	4,148,119	1,079,002
Total current assets	105,494,553	46,521,181

Property, plant and equipment (net)	66,429,654	32,597,150
Other receivables	4,826,279	2,056,642
Construction contracts	16,811,740	12,016,823
Intangible assets	23,339,142	9,030,077

Total assets	$216,901,368	$102,221,873

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$10,306,344	$15,969,520
Other payables	8,746,845	4,743,274
Accrued liabilities	3,014,600	1,597,557
Short term loans payable	47,668,592	23,845,198
Taxes payable	-	378,705
Deposits from clients	1,876,665	683,814
Research and development grants payable	490,288	248,572
Long-term loans payable-current portion	145,671	145,671
Total current liabilities	72,249,005	47,612,311

Long term loans payable	1,634,769	1,912,343
Total liabilities	73,883,774	49,524,654

Equity
Preferred stock: par value $0.001; 25,000,000 authorized; 3,125,000 and 6,900,000 shares issued and outstanding	3,125	6,900
Common stock: par value $0.001; 100,000,000 authorized; 25,891,567 and 12,132,311 shares issued and outstanding	25,892	12,133
Additional paid in capital	100,070,571	34,788,651
Retained earnings	34,732,049	16,206,768
Accumulated other comprehensive income	8,185,957	1,682,767
Total equity	143,017,594	52,697,219
Total liabilities and equity	$216,901,368	$102,221,873

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars)

	Year Ended December 31,
	2007	2006	2005
		(Restated)
Revenues
Sales revenues	$291,373,424	$143,812,212	$73,399,998
Cost of sales	253,869,543	123,195,870	61,220,499
Gross profit	37,503,88	20,616,342	12,179,499

Operating expenses
General and administrative expenses	10,549,083	5,239,274	2,395,961
Operating expenses	5,037,489	3,485,397	2,299,950
Penalty	-	8,354,205	-
Total operating expenses	15,586,572	17,078,876	4,695,911

Income from operations	21,917,309	3,537,466	7,483,588

Other income (expense)
Interest income	337,593	316,604	182,798
Other income (expenses)	273,583	50,589	166,673
Allowances income	200,005	2,364,803	85,592
Exchange gain (loss)	27,564	(21,377)	226,547
Interest expense	(2,799,194)	(1,555,671)	(1,802,042)
Total other income (expense)	(1,960,449)	1,154,948	(1,140,432)

Net income before taxes	19,956,860	4,692,414	6,343,156
Provision for income taxes	1,431,579	568,433	352,880

Net income after taxes	18,525,281	4,123,981	5,990,276
Less: minority interest in gain	-	15,047	76,429

Net income	$18,525,281	$4,108,934	$5,913,847
Foreign currency translation adjustment	6,503,190	1,379,019	303,748
Comprehensive income	$25,028,471	$5,487,953	$6,217,595

Basic earnings per common share	$0.84	0.23	0.50
Diluted earnings per common share	$0.80	0.20	0.50
Basic weighted average shares outstanding	18,000,437	11,761,932	11,752,568
Diluted weighted average shares outstanding	23,077,864	20,334,260	11,752,268

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amount in U.S. dollars)

	Preferred Stock		Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Par value	Shares	Par value	Capital	Earnings	Income	Total
Balance at January 1, 2005	-	$-	1	$1,816,425	$182,319	$6,183,987	$-	$8,182,731
Merger on May 20	-	-	-	115,942		-	-	115,942
Recapitalization on September 15	-	-	9,999	(1,922,367)	1,922,367	-	-	-
Net income for the year	-	-	-	-	-	5,913,847		5,913,847
Foreign currency translation adjustment	-	-	-	-	-	-	303,748	303,748
Balance December 31, 2005	-	-	10,000	10,000	2,104,686	12,097,834	303,748	14,516,268

Items applied retroactively:
Recapitalization on January 30, 2006	-	-	415,432,354	405,442	(405,442)	-	-	-
Reverse stock split on February 16, 2006	-	-	(403,689,786)	(403,689)	403,689	-	-	-
Restated Balance December 31, 2005	-	-	11,752,568	11,753	2,102,933	12,097,834	303,748	14,516,268

Preferred stock sold for cash	6,900,000	6,900	-	-	27,593,100	-	-	27,600,000
Cost of issuance	-	-	-	-	(4,489,297)	-	-	(4,489,297)
Warrant expense	-	-	-	-	22,330	-	-	22,330
Common stock issued for damages	-	-	379,743	380	2,847,693	-	-	2,848,073
Warrants issued for damages	-	-	-	-	4,461,776	-	-	4,461,776
Compensation expense-release of escrow shares	-	-	-	-	2,250,116	-	-	2,250,116
Net income for the year-restated	-	-	-	-	-	4,108,934	-	4,108,934
Foreign currency translation adjustment	-	-	-	-	-	-	1,379,019	1,379,019
Balance December 31, 2006-restated	6,900,000	6,900	12,132,311	12,133	34,788,651	16,206,768	1,682,767	52,697,219

Preferred stock converted to common	(3,775,000)	(3,775)	3,775,000	3,775	-	-	-	-
Common Stock and warrants(net of offering cost)	-	-	9,984,256	9,984	62,818,776	-	-	62,828,760
Compensation expense-release of escrow shares	-	-	-	-	2,250,116	-	-	2,250,116
Warrant expense	-	-	-	-	15,950	-	-	15,950
Compensation expense-option granted	-	-	-	-	197,078	-	-	197,078
Net income for the year	-	-	-	-	-	18,525,281	-	18,525,281
Foreign currency translation adjustment	-	-	-	-	-	-	6,503,190	6,503,190
Balance December 31, 2007	3,125,000	$3,125	25,891,567	$25,892	$100,070,571	$34,732,049	$8,185,957	$143,017,594

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amount in U.S. dollars)

	Year Ended December 31,
	2007	2006	2005
		(Restated)
Cash flows from operating activities:
Net income	$18,525,281	$4,108,934	$5,913,847
Adjustments to reconcile net income to net case provided by (used in) operations:
Minority interest	-	15,047	76,447
Acquisition gain	-	1,066	-
Depreciation	2,087,551	973,618	602,008
Amortization	397,975	127,449	37,431
Provision for allowance for bad debt	865,487	(1,304,589)	1,214,461
Liquidated damages	-	7,309,848	-
Warrant expenses	15,950	22,330	-
Non-cash compensation adjustment	2,447,194	2,250,116	-

Changes in operating assets and liabilities:
Accounts receivable	(4,938,690)	(3,425,421)	(3,788,597)
Other receivable	(2,849,234)	104,556	-
Purchase deposits	(5,818,276)	220,836	(91,712)
Prepaid expense and deferred charges	(1,412,937)	(101,427)	(4,383)
Inventories	(14,545,432)	(7,730,167)	865,583
Tax refunds receivable	(2,875,306)	(434,770)	(634,793)
Accounts payable	2,836,895	9,766,497	7,135,575
Other receivable	3,555,551	668,899	-
Research and development grants payable	215,612	(2,188,232)	-
Accrued liabilities	1,265,329	838,137	419,194
Taxes payable	(388,705)	(1,677,220)	1,303,773
Deposits from clients	1,100,001	(85,584)	35,676
Net cash provided by (used in) operating activities:	484,246	9,459,923	13,084,510

Cash flows from investing activities:
Construction in progress	(29,429,905)	(17,051,855)	(12,703,414)
Additions to property and equipment	(6,861,585)	(1,820,630)	(527,369)
Additions to intangible assets	(13,538,428)	(7,404,402)	-
Proceeds on sale of fixed assets	72,134	-	-
Net cash used in investing activities	(49,757,784)	(26,276,887)	(13,230,783)

Cash flows from financing activities:
Proceeds from cash overdraft	-	-	610,501
Repayment of Bank overdraft	-	(619,579)	-
Repayments bank notes	(9,332,527)	-	-
Proceeds from short-term loans	49,680,043	30,081,418	9,641,295
Repayment of short-term loans	(28,391,914)	(25,232,072)	-
Proceeds from long-term loans	(397,072)	(352,105)	(5,490,645)

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amount in U.S. dollars)

	Year Ended December 31,
	2007	2006	2005
		(Restated)
Proceeds from preferred stock	-	23,110,703	-
Proceeds from common stock	62,828,760	-	-
Capital paid in at acquisition	-	-	117,216
Advanced to related parties	-	-	(190,476)
Investment in sub by minority holder	-	-	190,476
Net cash provided by financing activities	74,387,290	26,988,365	4,878,367

Effect of rate changes on cash	1,894,970	1,379,019	205,663
Increase (decrease) in cash and cash equivalents	$27,008,722	$11,550,420	$4,937,757
Cash and cash equivalents, beginning of period	$21,692,814	$10,142,394	$5,204,637
Cash and cash equivalents, end of period	$48,701,536	$21,692,814	$10,142,394

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,644,347	$1,554,883	$1,699,634
Cash paid for income taxes	$1,606,745	$323,866	$370,696

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

1.            ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of Food Share’s subsidiaries are as follows:

NAME	DOMICILE/DATE OF INCORPORATION	REGISTERED CAPITAL	PERCENTAGE OF OWNERSHIP

Henan Zhongpin Industrial Company Limited	PRC/Jan. 17, 2004	18,000,000 RMB	100.00%
		($2,173,913)

Henan Zhongpin Import and Export Trading Company	PRC/Aug. 11, 2004	5,060,000 RMB ($611,111)	100.00%

Zhumadian Zhongpin Food Company Limited	PRC/June 7, 2006	5,000,000 RMB ($625,344)	100.00%

Anyang Zhongpin Food Company Limited	PRC/Aug 21, 2006	4,800,000 RMB ($606,927)	100.00%

Henan Zhongpin Fresh Food Logistics Company Limited	PRC/Sep 14, 2006	1,500,000 RMB ($189,665)	100.00%

Deyang Zhongpin Food Company Limited	PRC/Sep 25, 2006	1,000,000 RMB ($126,443)	100.00%

Henan Zhongpin Business Development Company Limited	PRC/Sep 27, 2006	5,000,000 RMB ($632,215)	100.00%

Heilongjiang Zhongpin Food Company Limited	PRC/Oct.17, 2006	1,000,000 RMB ($126,406)	100.00%

Luoyang Zhongpin Food Company Limited	PRC/April 26, 2007	5,000,000 RMB ($647,677)	100.00%

Yongcheng Zhongpin Food Company Limited	PRC/June 1, 2007	1,000,000 RMB ($130,724)	100.00%

Tianjin Zhongpin Food Company Limited	PRC/Sep 14, 2007	5,000,000 RMB ( $664,699 )	100.00%

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

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

ZHONGPIN INC.
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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at cost, net of allowance for doubtful accounts. Based on our periodic review of our collection experience, the ability of our customers to pay and current practice and general economic conditions in the PRC, management provides for an allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 10% of the aggregate amount of accounts receivable less than one year old for Food Share and an amount equal to 5% of the aggregate amount of accounts receivable less than one year old for our other subsidiaries.

INVENTORIES

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work-in-progress and finished goods are composed of direct material, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	Year Ended December 31,
	2007	2006	2005
		(Restated)
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$18,525,281	$4,108,934	$5,913,847
Net income allocated to preferred stock	(3,443,850)	(1,438,127)	-

Net income to common stockholders (Basic)	$15,081,431	$2,670,877	$5,913,847

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

	Year Ended December 31,
	2007	2006	2005
		(Restated)
DENOMINATORS FOR BASIC AND DILUTED EPS
Common stock outstanding after recapitalization and 1:35.349 reverse stock split	18,000,437	11,761,932	11,752,568
DENOMINATOR FOR BASIC EPS	18,000,437	11,761,932	11,752,568

Add: Weighted average preferred as if converted	4,111,321	6,332,877	-
Add: Weighted average stock warrants outstanding	966,106	2,239,451	-
DENOMINATOR FOR DILUTED EPS	$23,077,864	$20,334,260	$11,752,568

EPS - Basic	0.84	0.23	0.50
EPS - Diluted	0.80	0.20	0.50

SHIPPING AND HANDLING COSTS

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. Direct shipping costs are included in operating expenses, which were approximately $2,433,500, $1,885,900 and $933,300 for the years ended December 31, 2007, 2006 and 2005, respectively. Handling costs are included in costs of sales, which were approximately $2,173,200, $1,232,800 and $717,200 for the years ended December 31, 2007, 2006 and 2005, respectively.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expenses were approximately $1,051,300, $327,700 and $225,800 for the years ended December 31, 2007, 2006 and 2005, respectively.

RESEARCH AND DEVELOPMENT COSTS

The PRC government has made a cash grant to our company specifically to fund research and development. We have recorded this grant as a liability titled “Research & development grants payable” on our balance sheet. Qualifying research and development costs reduce the liability while non-qualifying research and development costs are expensed as incurred. Research and development costs were approximately $1,822,300, $1,057,100 and $723,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

INCOME TAXES

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” these deferred taxes are measured by applying currently-enacted tax laws. We recorded income tax expenses of $1,431,600, $568,400 and $352,900 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

4.            ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

We accrue an allowance for bad debts related to our receivables. The receivable and allowance balances at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Accounts receivable	$19,856,766	$13,763,260
Other receivables	5,293,697	2,176,858
Allowance for bad debts	(1,341,872)	(412,026)
	$23,808,591	$15,528,092

Current	$18,982,312	$13,471,450
Non-current	4,826,279	2,056,642
	$23,808,591	$15,528,092

Other receivables consist primarily of cash advances to suppliers to ensure preferential pricing and delivery. These advances bear no interest and are expected to be repaid in cash. Repayment is typically required to be made in less than one year. Advances that are not expected to be repaid within one year are classified as non-current.

5.	INVENTORIES

Inventories at December 31, 2007 and 2006 consisted of:

	December 31,
	2007	2006
Raw materials	$1,242,717	$307,202
Low value consumables & packaging	1,027,223	401,177
Work-in-progress	4,899,169	487,930
Finished goods	18,753,016	8,881,170
Net inventories	$25,922,125	$10,077,479

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost at December 31, 2007 and 2006 consisted of:

	December 31,
	2007	2006
Machinery and equipment	$26,964,304	$12,453,177
Furniture and office equipment	818,528	434,128
Motor vehicles	1,491,544	416,479
Buildings	42,711,397	22,584,113
Subtotal	$71,985,773	35,887,897
Less: accumulated depreciation	(5,556,119)	(3,290,747)
Net property and equipment	$66,429,654	$32,597,150
Depreciation expense	$2,087,551	$973,618

7.            INTANGIBLE ASSETS

Intangible assets consist of prepaid land use rights. According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, we paid in advance for certain land use rights. Prepaid land use rights are being amortized and recorded as lease expense using the straight-line method over the use terms of 20 to 50 years. Intangible assets at December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
Land use rights	$23,989,174	$9,250,410
Accumulated amortization	(650,032)	(220,333)
	$23,339,142	$9,030,077
Amortization expense	$397,975	$127,449

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

8.            CONSTRUCTION IN PROGRESS

Construction in progress at December 31, 2007 and 2006 consisted of:

Construction Project	Date or Estimated Date Put in Service(1)	December 31, 2007	December 31, 2006

Production line for chilled and frozen pork (in Zhumadian)	March 2008	$523,359	$9,313,544
Production line for chilled and frozen pork (in Anyang)	March 2008	2,069,446	1,161,339
Land use right of Industrial Park No.4 land	December 2007	0	970,147
Production line for prepared pork (in industrial plant)	November 2007	0	542,493
Logistic software	December 2007	0	29,300
Production Line for chilled and frozen pork (in Luoyang)	December 2008	6,481,730	-
Production Line for chilled and frozen pork (in Yongcheng)	December 2008	55,347	-
Logistic hub and cooling storage	May 2008	7,673,644	-
Water solution Station	December 2008	8,214	-
		$16,811,740	$12,016,823

(1)
Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

9.            LOANS PAYABLE

SHORT-TERM LOANS

Short-term loans are due within one year. Of the $47.67 million aggregate principal amount of short-term loans at December 31, 2007, loans in the principal amount of $7.39 million were secured by our plants located in the PRC and loans in the aggregate principal amount of $18.34 million were guaranteed by Henan Zhongpin Industry Co., Ltd. These loans bear interest at prevailing lending rates in the PRC ranging from 6.12% to 7.47% per annum. At December 31, 2007, there was approximately $129.64 million in available unused lines of credit.

LONG-TERM LOANS

Our long-term loan bears interest at the rate of 6.02% per annum.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

9.            LOANS PAYABLE (continued)

The balances of loans payable at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Short-Term Loans Payable	$47,668,592	$23,845,198
Total Long-Term Loans Payable	1,780,440	2,058,014
	$49,449,032	$25,903,212

Long-Term Repayment Schedule

Payments due in 2008 – current portion	$145,671
Payments due in 2009	145,671
Payments due in 2010	145,671
Payments due in 2011	145,671
Payments due in 2012	145,671
Payments due thereafter	1,052,085
$1,780,440

10.          COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of our business. As of December 31, 2007, there was no material legal proceeding to which we were a party or to which any of our property was subject that will have a material adverse effect on our financial condition.

REGISTRATION RIGHTS AGREEMENT

In connection with the issuance of our Series A convertible preferred stock and warrants on January 30, 2006, we entered into a registration rights agreement with certain investors. The agreement required us to effect the registration under the Securities Act of 1933, as amended (the “Securities Act”), of our common stock issuable upon the conversion of the Series A convertible preferred stock and the exercise of the warrants. If such registration was not effected by June 29, 2006, we were required to pay the investors liquidated damages in an amount equal to 1-1/2% per month times the amount paid by the investors for the purchase of our Series A convertible preferred stock and warrants (approximately $414,000 per month) until the registration statement we filed with the Securities and Exchange Commission (the “SEC”) to effect such registration was declared effective by the SEC. On June 29, 2006, such registration statement had not become effective, and in July 2006 we began to accrue a liability in the amount of $414,000 per month for this contingency because a loss was reasonably possible and a loss amount could reasonably be estimated.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

10.          COMMITMENTS AND CONTINGENCIES (continued)

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

In connection with the issuance of our common stock on October 8, 2007, we entered into a registration rights agreement with certain investors that required us to effect the registration of such shares of common stock under the Securities Act. In December 2007, the registration statement we filed pursuant to the registration rights agreement to register in all such shares of common stock was declared effective by SEC.

11.          ALLOWANCES INCOME

“Allowances income” consists of grants from the government of the PRC for our participation in specific programs, such as import and export, branding, and city maintenance and construction. We received allowances income for the years ended December 31, 2007, 2006 and 2005 as follows:

	Year Ended December 31,
	2007	2006	2005
Allowances income	$200,005	$2,364,803	$85,592

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

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the years ended December 31, 2007, 2006 or 2005.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

13.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We expect the Statement will have no material impact on our consolidated financial statements.

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

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

14.	PREFERRED STOCK (continued)

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

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

15.	SHARE-BASED PAYMENT ARRANGEMENTS

In conjunction with the issuance of preferred stock discussed in Note 14, we issued warrants for the purchase of 3,450,000 shares of our common stock.

Also in conjunction with the issuance of such preferred stock, we issued warrants to purchase 345,000 units at an initial exercise price of $8.00 per unit. The units that may be acquired upon exercise of such warrants consist of two shares of Series A convertible preferred stock and one warrant to purchase one share of common stock at an initial exercise price per share of $5.00. These warrants, if fully exercised and converted, would require the issuance of 1,035,000 shares of common stock.

On January 31, 2006, we completed a private placement in which we sold for an aggregate purchase price of $27.6 million, 3.45 million units, each unit consisting of two shares of our Series A convertible preferred stock and a warrant to purchase one share of our common stock. In connection with this financing, nine individuals, including six of our employees, including Mr. Xianfu Zhu, our Chairman of the Board, Chief Executive Officer and President, and Mr. Baoke Ben, our Executive Vice President and a director of our company, deposited into escrow an aggregate of 1,125,056 shares of our common stock. Under the terms of such escrow arrangement, 50% of such shares were to be released to the investors in the private placement if our audited net income for the fiscal year ended December 31, 2006, subject to certain adjustments, was less than $7.927 million, and the remaining 50% were to be released to such investors if our audited net income for the fiscal year ended December 31, 2007, subject to certain adjustments, was less than $15 million. Under U.S. generally accepted accounting principles, the release of any of such escrow shares to any of our employees based on our fulfillment of stated performance thresholds constitutes a compensatory plan to such employees, which requires us to record a corresponding compensation expense in our financial statements. The key provisions of SFAS-123R require that share-based compensation awards to employees be measured at the grant-date fair value and the cost recognized over the period during which the employee is required to provide service in exchange for the award. As we have satisfied the performance threshold for fiscal 2006 and fiscal 2007 for the release of the escrowed shares, 50% of such shares were released to employee stockholders in April 2007, the remaining 50% of such shares will be released in fiscal 2008 and a $2.25 million non-cash expense was recorded in each of fiscal 2006 and fiscal 2007.

On June 15, 2006, in conjunction with a one-year consulting agreement, we issued three-year warrants to purchase 100,000 shares of common stock at a price of $6.50 per share. The warrants vest monthly over a one-year period. These warrants were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period of one year. Consulting expense related to the warrants amounted to $15,950 and $22,330 for the years ended December 31, 2007 and December 31, 2006, respectively.

On December 22, 2006, in conjunction with an amendment to a registration rights agreement, we issued to investors warrants to purchase 884,796 shares of common stock at a price of $5.50 per share. The warrants were accounted for using the fair value method. Penalty expense related to the warrants amounted to $4,461,775 for the year ended December 31, 2006. There was no penalty expense accrued for the year ended December 31, 2007.

On August 23, 2007, we issued stock purchase options to an executive officer to purchase 100,000 shares of common stock and to a director to purchase 30,000 shares of common stock, in each case at an initial exercise price of $9.20 per share. These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (three years for the executive officer and one year for the director). The compensation expense for these options amounted to $94,111for the year ended December 31, 2007.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

15.	SHARE-BASED PAYMENT ARRANGEMENTS (continued)

On September 30, 2007, in conjunction with a one-year consulting agreement, we issued three-year warrants to purchase 50,000 shares of common stock at an initial exercise price per share of $10.00. The warrants vest monthly over a one-year period. These warrants were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period of one year. Consulting expense related to the warrants amounted to $54,371 for the year ended December 31, 2007.

On December 14, 2007, we issued stock purchase options to certain executive officers to purchase an aggregate of 580,000 shares of common stock at an initial exercise price of $11.76 per share. These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (three years). The compensation expense for these options amounted to $54,012 for the year ended December 31, 2007.

The following table provides the information with respect to the above-referenced share-based non-cash compensation at December 31, 2006 and 2007:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	-	-
Granted at January 31, 2006	1,125,056	$4.00
Vested -50%	(562,528)	$4.00
Nonvested at December 31, 2006	562,528	$4.00
Vested – 50%	(562,528)	$4.00
Nonvested at December 31, 2007	-

The following table provides certain information with respect to the above-referenced warrants and options outstanding at December 31, 2007:

	Exercise Price	Number Outstanding	Weighted Average Life - Years
Warrants	$4.00	690,000	3.92
Warrants	$5.00	983,189	3.92
Warrants	$5.50	132,149	3.92
Warrants	$6.50	100,000	3.46
Warrants	$10.00	50,000	2.75
Options	$9.20	130,000	4.65
Options	$11.76	580,000	4.96

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

15.	SHARE-BASED PAYMENT ARRANGEMENTS (continued)

The weighted average fair value at date of grant for warrants and options granted during 2007 and 2006 was $6.79 and $0.38, respectively, and was estimated using the Black-Scholes option valuation model with the following assumptions:

	2006	2007
Expected life in years	3 – 5	3 - 5
Interest rate	4.00% - 4.52%	3.63% - 4.19%
Volatility	6.1% - 68.5%	46% - 55%
Dividend yield	0%	0%

16.	SEGMENT REPORTING

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

Our vegetables and fruits segment is involved primarily in the processing of fresh vegetables and fruits. We contract with more than 100 farms in Henan Province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes. The proximity of the contracted farms to our operations ensures freshness from harvest to processing. We contract to grow more than 20 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans and strawberries.

	Sales by Segment (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	$150.99	$71.76	$79.23	110%
Frozen Pork	102.60	50.88	51.72	102%
Prepared Pork Products	29.23	15.44	13.79	89%
Vegetables and Fruits	8.55	5.73	2.82	49%
Total	$291.37	$143.81	$147.56	103%

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

16.	SEGMENT REPORTING (continued)

	Sales by Segment (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2006	2005	2006/2005	2006/2005
Pork and Pork Products
Chilled Pork	$71.76	$31.50	$40.26	128%
Frozen Pork	50.88	33.03	17.85	54%
Prepared Pork Products	15.44	6.93	8.51	123%
Vegetables and Fruits	5.73	1.94	3.79	195%
Total	$143.81	$73.40	$70.41	96%

	Operating Income by Segment (U.S. dollars in millions)
	Years Ended December 31,		Change	Operating Margin Years Ended December 31,
	2007	2006	2007/2006	2007	2006
Pork and Pork Products
Chilled Pork	$10.36	$1.49	$8.87	6.86%	2.08%
Frozen Pork	6.44	0.72	5.72	6.28%	1.42%
Prepared Pork Product	4.20	1.03	3.17	14.36%	6.67%
Vegetables and Fruits	$0.92	$0.30	0.62	10.70%	5.18%
Total	$21.92	$3.54	$18.38	7.52%	2.46%

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

16.	SEGMENT REPORTING (continued)

	Operating Income by Segment (U.S. dollars in millions)
	Years Ended December 31,		Change	Operating Margin Years Ended December 31,
	2006	2005	2006/2005	2006	2005
Pork and Pork Products
Chilled Pork	$1.49	$3.31	$(1.82)	2.08%	10.51%
Frozen Pork	0.72	3.34	(2.62)	1.42%	10.11%
Prepared Pork Product	1.03	0.60	0.43	6.67%	8.66%
Vegetables and Fruits	0.30	0.23	0.07	5.24%	11.86%
Total	$3.54	$7.48	$(3.94)	2.46%	10.19%

17.	RESTATEMENT

On January 31, 2006, we completed a private placement in which we sold for an aggregate purchase price of $27.6 million, 3.45 million units, each unit consisting of two shares of our Series A convertible preferred stock and a warrant to purchase one share of our common stock. In connection with this financing, nine individuals, including six of our employees, including Mr. Xianfu Zhu, our Chairman of the Board, Chief Executive Officer and President, and Mr. Baoke Ben, our Executive Vice President and a director of our company, deposited into escrow an aggregate of 1,125,056 shares of our common stock. Under the terms of such escrow arrangement, 50% of such shares were to be released to the investors in the private placement if our audited net income for the fiscal year ended December 31, 2006, subject to certain adjustments, was less than $7.927 million, and the remaining 50% were to be released to such investors if our audited net income for the fiscal year ended December 31, 2007, subject to certain adjustments, was less than $15 million. After satisfying the performance threshold for fiscal 2006, 50% of the escrowed shares were released in April 2007.

Under U.S. generally accepted accounting principles, the release of any of such escrow shares to any of our employees based on our fulfillment of stated performance thresholds constitutes a compensatory plan to such employees, which requires us to record a corresponding compensation expense in our financial statements. We originally recorded a $4.1 million non-cash expense in connection with the initial release of escrowed shares in April 2007 based upon the fair value of the released shares on the date of release. However, the key provisions of SFAS-123R require that share-based compensation awards to employees be measured at the grant-date fair value and the cost recognized over the period during which the employee is required to provide service in exchange for the award. As a result, we have restated our financial statements for fiscal 2006 to record a $2,250,116 non-cash expense for such shares during such period.

The followings are the restated Consolidated Balance Sheets as of December 31, 2006, Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2006, and Consolidated Statement of Cash Flows for the year ended December 31, 2006:

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

17.	RESTATEMENT (continued)

Zhongpin Inc.
Consolidated Balance Sheets
(U.S. dollars)

	December 31, 2006	December 31, 2006
	(Original)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$21,692,814	$21,692,814
Accounts receivable	13,471,450	13,471,450
Purchase deposits	-	-
Prepaid expenses and deferred charges	200,436	200,436
Inventories	10,077,479	10,077,479
Tax refund receivables	1,079,002	1,079,002
Total current assets	46,521,181	46,521,181

Property, plant and equipment (net)	32,597,150	32,597,150
Other receivables	2,056,642	2,056,642
Construction contracts	12,016,823	12,016,823
Intangible assets (net)	9,030,077	9,030,077

Total assets	$102,221,873	$102,221,873

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$-	$15,969,520
Other payables	20,712,794	4,743,274
Accrued liabilities	1,597,557	1,597,557
Short term loans payable	23,845,198	23,845,198
Taxes payable	378,705	378,705
Deposits from clients	683,814	683,814
Research and development grants payable	248,572	248,572
Long-term loans payable-current portion	145,671	145,671
Total current liabilities	47,612,311	47,612,311
Long term loans payable	1,912,343	1,912,343
Total liabilities	49,524,654	49,524,654

Equity
Preferred stock: par value $0.001; 10,000,000 authorized, 6,900,000 issued and outstanding	6,900	6,900
Common stock: par value $0.001; 25,000,000 authorized, 12,132,311 issued and outstanding	12,133	12,133
Additional paid in capital	32,538,535	34,788,651
Retained earnings	18,456,884	16,206,768
Accumulated other comprehensive income	1,682,767	1,682,767
Total equity	52,697,219	52,697,219

Total liabilities and equity	$102,221,873	$102,221,873

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

17.	RESTATEMENT (continued)

Zhongpin Inc.
Consolidated Statements Of Operations And Comprehensive Income
(U.S. dollars)
	Year Ended December 31,
	2006	2006
	(Original)	(Restated)
Revenues
Sales revenues	$143,812,212	$143,812,212
Cost of sales	123,195,870	123,195,870
Gross profit	20,616,342	20,616,342

Operating expenses
General and administrative expenses	2,989,158	5,239,274
Operating expenses	3,485,397	3,485,397
Penalty	8,354,205	8,354,205
Total operating expenses	14,828,760	17,078,876

Income from operations	5,787,582	3,537,466

Other income (expense)
Interest income	316,604	316,604
Other income (expenses)	50,589	50,589
Allowances income	2,364,803	2,364,803
Exchange gain (loss)	(21,377)	(21,377)
Interest expense	(1,555,671)	(1,555,671)
Total other income (expense)	1,154,948	1,154,948

Net income before taxes	6,942,530	4,692,414
Provision for income taxes	568,433	568,433

Net income after taxes	6,374,097	4,123,981
Less: minority interest in gain	16,113	15,047
Plus: acquisition gain	1,066	-
Net income	$6,359,050	$4,108,934

Foreign currency translation adjustment	1,379,019	1,379,019
Comprehensive income	$7,738,069	$5,487,953

Basic earnings per common share	$0.35	0.23
Diluted earnings per common share	$0.31	0.20
Basic weighted average shares outstanding	11,761,932	11,761,932
Diluted weighted average shares outstanding	20,334,259	20,334,260

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

17.	RESTATEMENT (continued)

Zhongpin Inc.
Consolidated Statements of Cash Flow
(U.S. dollars)

	Year Ended December 31,
	2006	2006
	(Original)	(Restated)
Cash flows from operating activities:
Net income	$6,359,050	$4,108,934
Adjustments to reconcile net income to net case provided by (used in) operations:
Minority interest	16,113	15,047
Acquisition gain	1,066	1,066
Depreciation	973,618	973,618
Amortization	127,449	127,449
Provision for allowance for bad debt	(1,304,589)	(1,304,589)
Liquidated damages	7,309,848	7,309,848
Warrant expenses	22,330	22,330
Non-cash compensation adjustment	-	2,250,116

Changes in operating assets and liabilities:
Accounts receivable	(3,320,865)	(3,425,421)
Other receivable	-	104,556
Purchase deposits	(101,427)	220,836
Prepaid expense and deferred charges	(1,412,937)	(101,427)
Inventories	(7,730,167)	(7,730,167)
Tax refunds receivable	(434,770)	(434,770)
Accounts payable	8,246,098	9,766,497
Other receivable	-	668,899
Research and development grants payable	-	(2,188,232)
Accrued liabilities	838,137	838,137
Taxes payable	(1,677,220)	(1,677,220)
Deposits from clients	(85,584)	(85,584)
Net cash provided by (used in) operating activities:	9,459,923	9,459,923

Cash flows from investing activities:
Construction in progress	(17,051,855)	(17,051,855)
Additions to property and equipment	(1,820,630)	(1,820,630)
Additions to intangible assets	(7,404,402)	(7,404,402)
Net cash used in investing activities	(26,276,887)	(26,276,887)

Cash flows from financing activities:
Proceeds from cash overdraft	(619,579)	-
Repayment of Bank overdraft	-	(619,579)
Proceeds from short-term loans	30,081,418	30,081,418
Repayment of short-term loans	(25,232,072)	(25,232,072)
Proceeds from long-term loans	(352,105)	(352,105)
Proceeds from preferred stock	23,110,703	23,110,703

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

17.	RESTATEMENT (continued)

Zhongpin Inc.
Consolidated Statements of Cash Flow
(U.S. dollars)

	Year Ended December 31,
	2006	2006
	(Original)	(Restated)
Net cash provided by financing activities	26,988,365	26,988,365

Effect of rate changes on cash	1,379,019	1,379,019

Increase (decrease) in cash and cash equivalents	11,550,420	11,550,420

Cash and cash equivalents, beginning of period	10,142,394	10,142,394
Cash and cash equivalents, end of period	$21,692,814	$21,692,814

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,554,883	$1,554,883
Cash paid for income taxes	$323,866	$323,866