Form 10-Q
period 2008-03-31
ZHONGPIN INC.
filed 2008-05-12
CIK 1277092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of May 1, 2008, 26,274,470 shares of the registrant’s common stock, and 3,125,000 shares of the registrant’s Series A preferred stock, each such share convertible into one share of the registrant’s common stock, were outstanding.

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

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$50,020,362	$48,701,536
Accounts receivable and other receivables (net)	15,146,289	18,982,312
Purchase deposits	5,010,054	6,059,782
Prepaid expenses and deferred charges	1,854,928	1,680,679
Inventories	24,249,233	25,922,125
Tax refund receivables	2,341,377	4,148,119
Total current assets	98,622,243	105,494,553

Property, plant and equipment (net)	79,705,309	66,429,654
Other receivables	7,341,076	4,826,279
Construction contracts	31,118,712	16,811,740
Intangible assets	24,502,643	23,339,142

Total assets	$241,289,983	$216,901,368

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$8,884,034	$10,306,344
Other payables	10,522,471	8,746,845
Accrued liabilities	4,221,820	3,014,600
Short term loans payable	50,890,440	47,668,592
Deposits from clients	6,625,658	1,876,665
Research and development grants payable	478,776	490,288
Long term loans payable-current portion	145,671	145,671
Total current liabilities	81,768,870	72,249,005

Long term loans payable	1,634,769	1,634,769

Total liabilities	83,403,639	73,883,774

Equity
Preferred stock: par value $0.001; 25,000,000 authorized; 3,125,000 and 3,125,000 shares issued and outstanding	3,125	3,125
Common stock: par value $0.001; 100,000,000 authorized; 26,274,470 and 25,891,567 shares issued and outstanding	26,274	25,892
Additional paid in capital	101,711,685	100,070,571
Retained earnings	42,019,809	34,732,049
Accumulated other comprehensive income	14,125,451	8,185,957
Total equity	157,886,344	143,017,594

Total liabilities and equity	$241,289,983	$216,901,368

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended March 31,
	2008	2007
		(Restated)
Revenues
Sales revenues	$108,727,750	$55,791,778
Cost of sales	94,536,207	48,049,622
Gross profit	14,191,543	7,742,156

Operating expenses
General and administrative expenses	4,404,661	1,967,248
Operating expenses	1,984,233	1,125,945
Total operating expenses	6,388,894	3,093,193

Income from operations	7,802,649	4,648,963

Other income (expense)
Interest income	635,777	21,904
Other income (expenses)	65,893	(4,428)
Allowances income	139,544	—
Exchange gain (loss)	(23,758)	3,484
Interest expense	(806,264)	(442,811)
Total other income (expense)	11,192	(421,851)

Net income before taxes	7,813,841	4,227,112
Provision for income taxes	526,081	217,353

Net income	$7,287,760	$4,009,759

Foreign currency translation adjustment	$5,939,494	$545,541
Comprehensive income	$13,227,254	$4,555,300

Basic earnings per common share	$0.25	$0.21
Diluted earnings per common share	$0.24	$0.19
Basic weighted average shares outstanding	26,208,383	12,627,854
Diluted weighted average shares outstanding	30,748,961	20,982,304

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amount in U.S. dollars) ( Unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Par value	Shares	Par value	Capital	Earnings	Income	Total
January 1, 2007	6,900,000	$6,900	12,132,311	$12,133	$34,788,651	$16,206,768	$1,682,767	$52,697,219
Preferred stock converted to common	(3,775,000)	(3,775)	3,775,000	3,775	-	-	-	-
Common Stock and warrants (net of offering cost)	-	-	9,984,256	9,984	62,818,776	-	-	62,828,760
Compensation expense-release of escrow shares	-	-	-	-	2,250,116	-	-	2,250,116
Warrant expense	-	-	-	-	15,950	-	-	15,950
Compensation expense-option granted	-	-	-	-	197,078	-	-	197,078
Net income for the year	-	-	-	-	-	18,525,281	-	18,525,281
Foreign currency translation adjustment	-	-	-	-	-	-	6,503,190	6,503,190
Balance December 31, 2007	3,125,000	3,125	25,891,567	25,982	100,070,571	34,732,049	8,185,957	143,017,594

Common stock and warrants (net of offering cost)	-	-	382,903	382	1,236,541	-	-	1,236,923
Compensation expense-option granted	-	-	-	-	404,573	-	-	404,573
Net income for the period	-	-	-	-	-	7,287,760	-	7,287,760
Foreign currency translation adjustment	-	-	-	-	-	-	5,939,494	5,939,494
Balance March 31, 2008	3,125,000	$3,125	26,274,470	$26,274	$101,711,685	$42,019,809	$14,125,451	$157,886,344

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars) ( Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:		(Restated )
Net income	$7,287,760	$4,009,759
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	883,113	415,186
Amortization	145,662	47,177
Warrant expense	—	9,570
Non-cash compensation expense	404,573	562,529

Changes in operating assets and liabilities:
Accounts receivable and other receivables	4,513,744	(3,575,562)
Other receivables	(2,271,651)	(389,352)
Purchase deposits	1,269,671	(336,695)
Prepaid expense and deferred charges	(105,914)	(72,955)
Inventories	2,671,624	(1,387,368)
Tax refunds receivable	1,934,948	(164,275)
Accounts payable	(408,402)	2,779,252
Other payables	1,410,183	382,072
Research and development grants payable	10,504	462
Accrued liabilities	1,071,048	344,605
Taxes payable	—	665,654
Deposits from clients	4,576,652	1,355,831
Net cash provided by operating activities	23,393,515	4,645,890

Cash flows from investing activities:
Construction in progress	(23,039,757)	(9,534,346)
Additions to property and equipment	(1,560,363)	(497,433)
Additional to intangible assets	(355,111)	(87,143)
Proceeds on sale of fixed assets	18,433	—
Net cash used in investing activities	(24,936,798)	(10,118,922)

Cash flows from financing activities:
Repayment of Bank notes	(1,395,440)	—
Proceeds from short-term loans	15,768,468	11,724,610
Repayment of short-term loans	(14,518,378)	(2,573,506)
Proceeds from common stock	1,236,923	1,271
Net cash provided by financing activities	1,091,573	9,152,375

Effect of rate changes on cash	1,770,536	545,541
Increase in cash and cash equivalents	1,318,826	4,224,884
Cash and cash equivalents, beginning of period	48,701,536	21,692,814
Cash and cash equivalents, end of period	$50,020,362	$25,917,698

Supplemental disclosures of cash flow information:
Cash paid for interest	$901,674	$428,320
Cash paid for income taxes	$424,919	$106,925

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the three years ended December 31, 2007.

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

Food Share was incorporated in the PRC. It is headquartered in Henan Province in the PRC and its corporate office is in Changge City. Through our subsidiaries, we are principally engaged in the production of pork, pork products and fruits and vegetables, and the retail sales of pork, processed pork products, fruits and vegetables and other grocery items to customers throughout the PRC and other export countries, either directly or through our subsidiaries.

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

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS (continued)

Details of Food Share’s subsidiaries are as follows:

NAME	DOMICILE/DATE OF INCORPORATION	REGISTERED CAPITAL	PERCENTAGE OF OWNERSHIP

Henan Zhongpin Industrial Company Limited	PRC/Jan. 17, 2004	18,000,000 RMB	100.00%
		($2,173,913)

Henan Zhongpin Import and Export Trading Company	PRC/Aug. 11, 2004	5,060,000 RMB ($611,111)	100.00%

Zhumadian Zhongpin Food Company Limited	PRC/June 7, 2006	5,000,000 RMB ($625,344)	100.00%

Anyang Zhongpin Food Company Limited	PRC/Aug. 21, 2006	4,800,000 RMB ($606,927)	100.00%

Henan Zhongpin Fresh Food Logistics Company Limited	PRC/Sept. 14, 2006	1,500,000 RMB ($189,665)	100.00%

Deyang Zhongpin Food Company Limited	PRC/Sept. 25, 2006	15,000,000 RMB ($1,967,799)	100.00%

Henan Zhongpin Business Development Company Limited	PRC/Sept. 27, 2006	5,000,000 RMB ($632,215)	100.00%

Heilongjiang Zhongpin Food Company Limited	PRC/Oct.17, 2006	1,000,000 RMB ($126,406)	100.00%

Luoyang Zhongpin Food Company Limited	PRC/April 26, 2007	5,000,000 RMB ($647,677)	100.00%

Yongcheng Zhongpin Food Company Limited	PRC/June 1, 2007	1,000,000 RMB ($130,724)	100.00%

Tianjin Zhongpin Food Company Limited	PRC/Sept. 14, 2007	5,000,000 RMB ( $664,699)	100.00%

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

The Renminbi of the People’s Republic of China (RMB) has been determined to be our functional currency. The balance sheets of our company and our subsidiaries were translated at period end exchange rates. Expenses were translated at moving average exchange rates in effect during the quarter. The effects of rate changes on assets and liabilities are recorded as accumulated other comprehensive income.

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	Three Months Ended March 31,
	2008	2007
		(Restated)
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (numerator for Diluted EPS)	$7,287,760	$4,009,759
Net income allocated to preferred stock	(803,111)	(1,349,284)
Net income to common stockholders (Basic)	$6,484,649	$2,660,475

DENOMINATORS FOR BASIC AND DILUTED EPS
Common stock outstanding	26,208,383	12,627,854
DENOMINATOR FOR BASIC EPS	26,208,383	12,627,854
Add: Weighted average preferred as if converted	3,125,000	6,404,457
Add: Weighted average stock warrants outstanding	1,415,578	1,949,993
DENOMINATOR FOR DILUTED EPS	30,748,961	20,982,304

EPS – Basic	$0.25	$0.21
EPS – Diluted	$0.24	$0.19

SHIPPING AND HANDLING COSTS

Shipping and handling amounts billed to customers in related sales transactions are included in sales revenues. Direct shipping costs, which are included in operating expenses, were approximately $1,218,000 and $575,000 for the three months ended March 31, 2008 and 2007, respectively. Handling costs, which are included in costs of sales, were approximately $790,000 and $261,000 for the three months ended March 31, 2008 and 2007, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in general and administrative expenses. Advertising expenses were approximately $819,000 and $207,000 for the three months ended March 31, 2008 and 2007, respectively.

RESEARCH AND DEVELOPMENT COSTS

The PRC government has made a cash grant to our company specifically to fund research and development. We have recorded this grant as a liability titled “Research & development grants payable” on our balance sheet. Qualifying research and development costs reduce the liability while non-qualifying research and development costs are expensed as incurred. Research and development costs were approximately $445,000 and $385,000 for the three months ended March 31, 2008 and 2007, respectively.

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

INCOME TAXES

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” these deferred taxes are measured by applying currently- enacted tax laws. We recorded income tax expenses of $526,081 and $217,353 for the three months ended March 31, 2008 and 2007, respectively.

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

3. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

We accrue an allowance for bad debts related to our receivables. The receivable and allowance balances at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Accounts receivable	$16,056,324	$19,856,766
Other receivables	7,827,513	5,293,697
Allowance for bad debts	(1,396,472)	(1,341,872)
	$22,487,365	$23,808,591

Current	$15,146,289	$18,982,312
Non-current	7,341,076	4,826,279
	$22,487,365	$23,808,591

Other receivables consist primarily of cash advances to suppliers to ensure preferential pricing and delivery. These advances bear no interest and are expected to be repaid in cash. Repayment is typically required to be made in less than one year. Advances that are not expected to be repaid within one year are classified as non-current.

4. INVENTORIES

Inventories at March 31, 2008 and December 31, 2007 consisted of:

	March 31, 2008	December 31, 2007
Raw materials	$1,116,265	$1,242,717
Low value consumables & packaging	1,151,096	1,027,223
Work-in-progress	3,665,320	4,899,169
Finished goods	18,316,552	18,753,016
Net inventories	$24,249,233	$25,922,125

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost at March 31, 2008 and December 31, 2007 consisted of:

	March 31, 2008	December 31, 2007
Machinery and equipment	$33,348,104	$26,964,304
Furniture and office equipment	900,561	818,528
Motor vehicles	1,693,978	1,491,544
Buildings	50,426,554	42,711,397
Subtotal	86,369,197	$71,985,773
Less: accumulated depreciation	(6,663,888)	(5,556,119)
Net property and equipment	$79,705,309	$66,429,654
Depreciation expense	$883,113	$2,087,551

6. INTANGIBLE ASSETS

Intangible assets consist of prepaid land use rights. According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Accordingly, we paid in advance for certain land use rights. Prepaid land use rights are being amortized and recorded as lease expense using the straight-line method over the use terms of 20 to 50 years. Intangible assets at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Land use rights	$25,327,842	$23,989,174
Accumulated amortization	(825,199)	(650,032)
	$24,502,643	$23,339,142
Amortization expense	$145,662	$397,975

7. CONSTRUCTION IN PROGRESS

Construction in progress at March 31, 2008 and December 31, 2007 consisted of:

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CONSTRUCTION IN PROGRESS (continued)

Project	Date or Estimated Date Put in Service(1)	March 31, 2008	December 31, 2007
Production facility for chilled pork in Zhumadian	July 2008	$356,883	$523,359
Production facility for chilled pork in Anyang	July 2008	4,913,239	2,069,446
Production line for prepared pork in Changge industrial plant	Dec. 2008	5,250,087	-
Production facility for chilled pork in Luoyang	Dec. 2008	17,012,206	6,481,730
Production facility for chilled pork in Yongcheng	Dec. 2008	2,226,347	55,347
Waste water solution system	Dec. 2008	564,757	8,214
Cooling storage and logistic hub	May 2008	-	7,673,644
Supplies storage	Oct. 2008	294,143	-
Production line for fruits and vegetables	Feb. 2009	27,723	-
The first phase of residential dormitory construction in Zhongpin Industrial Park	Dec. 2008	473,327	-
		$31,118,712	$16,811,740

___________________
(1)
Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

8. LOANS PAYABLE

SHORT-TERM LOANS

Short-term loans are due within one year. Of the $50.89 million aggregate principal amount of short-term loans at March 31, 2008, loans in the principal amount of $29.49 million were secured by our land and plants located in the PRC and loans in the aggregate principal amount of $21.37 million were guaranteed by some of our subsidiaries. These loans bear interest at prevailing lending rates in the PRC ranging from 6.84% to 7.84% per annum. At March 31, 2008, there was approximately $141.47 million in available unused lines of credit.

LONG-TERM LOANS

Our long-term loan bears interest at the rate of 6.02% per annum.

The balances of loans payable at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Short-Term Loans Payable	$50,890,440	$47,668,592
Long-Term Loans Payable	1,780,440	1,780,440
	$52,670,880	$49,449,032

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LOANS PAYABLE (continued)

Long-Term Repayment Schedule

Payments due in 2008 – current portion	$145,671
Payments due in 2009	145,671
Payments due in 2010	145,671
Payments due in 2011	145,671
Payments due in 2012	145,671
Payments due thereafter	1,052,085
$1,780,440

9. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of our business. As of March 31, 2008, there was no material legal proceedings to which we were a party or to which any of our property was subject that will have a material adverse effect on our financial condition.

10. ALLOWANCES INCOME

“Allowances income” consists of grants from the government of the PRC for our participation in specific programs, such as import and export, branding, and city maintenance and construction. We received allowances income for the three months ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,
	2008	2007
Allowances income	$139,544	-

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

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the three months ended March 31, 2008 and 2007.

12. NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. T he objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We expect the Statement will have no material impact on our consolidated financial statements.

13.  PREFERRED STOCK

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

13.  PREFERRED STOCK (continued)

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

14. SHARE-BASED PAYMENT ARRANGEMENTS

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

On January 31, 2006, we completed a private placement in which we sold for an aggregate purchase price of $27.6 million, 3.45 million units, each unit consisting of two shares of our Series A convertible preferred stock and a warrant to purchase one share of our common stock. In connection with this financing, nine individuals, including six of our employees, including Mr. Xianfu Zhu, our Chairman of the Board, Chief Executive Officer and President, and Mr. Baoke Ben, our Executive Vice President and a director of our company, deposited into escrow an aggregate of 1,125,056 shares of our common stock. Under the terms of such escrow arrangement, 50% of such shares were to be released to the investors in the private placement if our audited net income for the fiscal year ended December 31, 2006, subject to certain adjustments, was less than $7.927 million, and the remaining 50% were to be released to such investors if our audited net income for the fiscal year ended December 31, 2007, subject to certain adjustments, was less than $15 million. Under U.S. generally accepted accounting principles, the release of any of such escrow shares to any of our employees based on our fulfillment of stated performance thresholds constitutes a compensatory plan to such employees, which requires us to record a corresponding compensation expense in our financial statements. The key provisions of SFAS-123R require that share-based compensation awards to employees be measured at the grant-date fair value and the cost recognized over the period during which the employee is required to provide service in exchange for the award. As we have satisfied the performance threshold for fiscal 2006 and fiscal 2007 for the release of the escrowed shares, 50% of such shares were released to employee stockholders in April 2007, and the remaining 50% of such shares were released to employee stockholders in April 2008. A non-cash expense in the amount of $562,528 was recorded in the three months ended March 31, 2007. There was no related expense recorded in the three months ended March 31, 2008.

On June 15, 2006, in conjunction with a one-year consulting agreement, we issued three-year warrants to purchase 100,000 shares of common stock at a price of $6.50 per share. The warrants vest monthly over a one-year period. These warrants were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period of one year. Consulting expense related to the warrants amounted to $9,570 for the three months ended March 31, 2007. There was no further related expense recorded during the three months ended March 31, 2008.

On December 22, 2006, in conjunction with an amendment to a registration rights agreement, we issued to investors warrants to purchase 884,796 shares of common stock at a price of $5.50 per share. The warrants were accounted for using the fair value method. Penalty expense related to the warrants amounted to $4,461,775 for the year ended December 31, 2006. There was no penalty expense accrued for the fiscal year of 2007 and thereafter.

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SHARE-BASED PAYMENT ARRANGEMENTS (continued)

On August 23, 2007, we issued stock purchase options to an executive officer to purchase 100,000 shares of common stock and to a director to purchase 30,000 shares of common stock, in each case at an initial exercise price of $9.20 per share. These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (three years for the executive officer and one year for the director). The compensation expense for these options amounted to $66,058 for the three months ended March 31, 2008.

On September 30, 2007, in conjunction with a one-year consulting agreement, we issued three-year warrants to purchase 50,000 shares of common stock at an initial exercise price per share of $10.00. The warrants vest monthly over a one-year period. These warrants were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period of one year. The compensation expense for these the warrants amounted to $48,597 for the three months ended March 31, 2008.

On December 14, 2007, we issued stock purchase options to certain executive officers to purchase an aggregate of 580,000 shares of common stock at an initial exercise price of $11.76 per share. These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (three years). The compensation expense for these options amounted to $289,918 for the three months ended March 31, 2008.

The following table provides the information with respect to the above-referenced share-based non-cash compensation at March 31, 2008:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	-	-
Granted at January 31, 2006	1,125,056	$4.00
Vested -50%	(562,528)	$4.00
Nonvested at December 31, 2006	562,528	$4.00
Vested – 50%	(562,528)	$4.00
Nonvested at December 31, 2007	-	-

The following table provides certain information with respect to the above-referenced warrants and options outstanding at March 31, 2008:

	Exercise Price	Number Outstanding	Weighted Average Life - Years

Warrants	$4.00	690,000	2.83
Warrants	$5.00	758,189	2.83
Warrants	$5.50	86,811	3.72
Warrants	$6.50	100,000	1.21
Warrants	$10.00	50,000	2.50
Warrants	$8.00	437,500	4.50
Options	$9.20	130,000	4.40
Options	$11.76	580,000	4.71

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SHARE-BASED PAYMENT ARRANGEMENTS (continued)

The weighted average fair value at date of grant for warrants and options granted during 2007 and 2006 was $6.00 and $0.38, respectively, and was estimated using the Black-Scholes option valuation model with the following assumptions:

	2006	2007
Expected life in years	3 - 5	3 - 5
Interest rate	4.00% - 4.52%	3.63% - 4.19%
Volatility	6.1% - 68.5%	46% - 55%
Dividend yield	0%	0%

15.  SEGMENT REPORTING

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

	Sales by Segment (U.S. dollars in millions)

	Three Months Ended March 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Pork and Pork Products
Chilled Pork	$55.09	$28.48	$26.61	93.43%
Frozen Pork	40.16	20.29	19.87	97.93%
Prepared Pork Products	11.96	5.85	6.11	104.44%
Vegetables and Fruits	1.52	1.17	0.35	29.91%
Total	$108.73	$55.79	$52.94	94.89%

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  SEGMENT REPORTING (continued)

	Operating Income by Segment (U.S. dollars in millions)

	Three Months Ended March 31,		Net Change	Operating Margin Three Months Ended March 31,
	2008	2007	2008/2007	2008	2007
		(Restated)			(Restated)
Pork and Pork Products
Chilled Pork	$3.51	$2.20	$1.31	6.37%	7.72%
Frozen Pork	2.37	1.54	0.83	5.90%	7.59%
Prepared Pork Product	1.74	0.79	0.95	14.55%	13.50%
Vegetables and Fruits	0.18	0.12	0.06	12.00%	10.26%
Total	$7.80	$4.65	$3.15	7.18%	8.33%

16. RESTATEMENT

On January 31, 2006, we completed a private placement in which we sold for an aggregate purchase price of $27.6 million, 3.45 million units, each unit consisting of two shares of our Series A convertible preferred stock and a warrant to purchase one share of our common stock. In connection with this financing, nine individuals, including six of our employees, including Mr. Xianfu Zhu, our Chairman of the Board, Chief Executive Officer and President, and Mr. Baoke Ben, our Executive Vice President and a director of our company, deposited into escrow an aggregate of 1,125,056 shares of our common stock. Under the terms of such escrow arrangement, 50% of such shares were to be released to the investors in the private placement if our audited net income for the fiscal year ended December 31, 2006, subject to certain adjustments, was less than $7.927 million, and the remaining 50% were to be released to such investors if our audited net income for the fiscal year ended December 31, 2007, subject to certain adjustments, was less than $15 million. After satisfying the performance threshold for fiscal 2006 and 2007, 50% of the escrowed shares were released in April 2007 and 2008, respectively.

Under U.S. generally accepted accounting principles, the release of any of such escrow shares to any of our employees based on our fulfillment of stated performance thresholds constituted a compensatory plan to such employees, which required us to record a corresponding compensation expense in our financial statements. We originally recorded a $4.1 million non-cash expense in connection with the initial release of escrowed shares in April 2007 based upon the fair value of the released shares on the date of release. However, the key provisions of SFAS-123R require that share-based compensation awards to employees be measured at the grant-date fair value and the cost recognized over the period during which the employee is required to provide service in exchange for the award. As a result, we have restated our financial statements for the three months ended March 31, 2007 to record a $562,529 non-cash expense for such shares during such period.

The following are the restated consolidated balance sheets as of March 31, 2007, consolidated statement of operations and comprehensive income for the three months ended March 31, 2007 and consolidated statement of cash flows for the three months ended March 31, 2007:

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.RESTATEMENT (continued)

Zhongpin Inc.
Consolidated Balance Sheets
(U.S. dollars) (Unaudited)

	March 31, 2007	March 31, 2007
	(Original)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$25,917,698	$25,917,698
Accounts receivable	17,047,013	17,047,013
Purchase deposits	336,695	336,695
Prepaid expenses and deferred charges	273,391	273,391
Inventories	11,464,847	11,464,847
Tax refund receivables	1,243,277	1,243,277
Total current assets	56,282,921	56,282,921

Property, plant and equipment (net)	32,679,396	32,679,396
Other receivables	2,445,994	2,445,994
Construction contracts	21,551,169	21,551,169
Intangible assets (net)	9,070,043	9,070,043

Total assets	$122,029,523	$122,029,523

LIABILITIES AND EQUITY
Current liabilities
Accounts and other payables	$23,874,118	$23,874,118
Accrued liabilities	1,942,162	1,942,162
Short term loans payable	32,996,302	32,996,302
Taxes payable	1,044,359	1,044,359
Deposits from clients	2,039,645	2,039,645
Research and development grants payable	249,034	249,034
Long-term loans payable-current portion	145,671	145,671
Total current liabilities	62,291,291	62,291,291
Long term loans payable	1,913,614	1,913,614
Total liabilities	64,204,905	64,204,905

Equity
Preferred stock: par value $0.001	5,479	5,479
Common stock: par value $0.001	13,554	13,554
Additional paid in capital	32,548,105	33,110,634
Retained earnings	23,029,172	22,466,643
Accumulated other comprehensive income	2,228,308	2,228,308
Total equity	57,824,618	57,824,618

Total liabilities and equity	$122,029,523	$122,029,523

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. RESTATEMENT (continued)

Zhongpin Inc.
Consolidated Statements Of Operations And Comprehensive Income
(U.S. dollars) (Unaudited)

	Three Months Ended March 31,
	2007	2007
	(Original)	(Restated)
Revenues
Sales revenues	$55,791,778	$55,791,778
Cost of sales	48,049,622	48,049,622
Gross profit	7,742,156	7,742,156

Operating expenses
General and administrative expenses	1,404,719	1,967,248
Operating expenses	1,125,945	1,125,945
Total operating expenses	2,530,664	3,093,193

Income from operations	5,211,492	4,648,963

Other income (expense)
Interest income	21,904	21,904
Other income (expenses)	(4,428)	(4,428)
Exchange gain (loss)	3,484	3,484
Interest expense	(442,811)	(442,811)
Total other income (expense)	(421,851)	(421,851)

Net income before taxes	4,789,641	4,227,112
Provision for income taxes	217,353	217,353

Net income	$4,572,288	$4,009,759

Foreign currency translation adjustment	$545,541	$545,541
Comprehensive income	$5,117,829	$4,555,300

Basic earnings per common share	$0.24	$0.21
Diluted earnings per common share	$0.22	$0.19
Basic weighted average shares outstanding	12,627,854	12,627,854
Diluted weighted average shares outstanding	20,982,304	20,982,304

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. RESTATEMENT (continued)

Zhongpin Inc.
Consolidated Statements of Cash Flow
(U.S. dollars) (Unaudited)

	Three Months Ended March 31,
	2007	2007
	(Original)	(Restated)
Cash flows from operating activities:
Net income	$4,572,288	$4,009,759
Adjustments to reconcile net income to net case provided by (used in) operations:
Depreciation	415,186	415,186
Amortization	47,177	47,177
Warrant expenses	9,570	9,570
Non-cash compensation adjustment	—	562,529

Changes in operating assets and liabilities:
Accounts receivable	(3,964,914)	(3,575,562)
Other receivable	—	(389,352)
Purchase deposits	(336,695)	(336,695)
Prepaid expense and deferred charges	(72,955)	(72,955)
Inventories	(1,387,368)	(1,387,368)
Tax refunds receivable	(164,275)	(164,275)
Accounts payable	3,161,786	2,779,252
Other payable	—	382,072
Research and development grants payable	—	462
Accrued liabilities	344,605	344,605
Taxes payable	665,654	665,654
Deposits from clients	1,355,831	1,355,831
Net cash provided by (used in) operating activities:	4,645,890	4,645,890

Cash flows from investing activities:
Construction in progress	(9,534,346)	(9,534,346)
Additions to property and equipment	(497,433)	(497,433)
Additions to intangible assets	(87,143)	(87,143)
Net cash used in investing activities	(10,118,922)	(10,118,922)

Cash flows from financing activities:
Proceeds from short-term loans	11,724,610	11,724,610
Repayment of short-term loans	(2,573,506)	(2,573,506)
Proceeds from long-term loans	1,271	1,271

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. RESTATEMENT (continued)

Zhongpin Inc.
Consolidated Statements of Cash Flow
(U.S. dollars) (Unaudited)

	Three Months Ended March 31,
	2007	2007
	(Original)	(Restated)
Net cash provided by financing activities	9,152,375	9,152,375

Effect of rate changes on cash	545,541	545,541

Increase (decrease) in cash and cash equivalents	4,224,884	4,224,884

Cash and cash equivalents, beginning of period	21,692,814	21,692,814
Cash and cash equivalents, end of period	$25,917,698	$25,917,698

Supplemental disclosures of cash flow information:
Cash paid for interest	$428,320	$428,320
Cash paid for income taxes	$106,925	$106,925

The accompanying notes are an integral part of these consolidated financial statements.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

On June 30, 2007, Henan Zhongpin formed a wholly-owned subsidiary, Yongcheng Zhongpin Food Company Limited, through which we plan to invest approximately $15 million to construct a new production facility in eastern Henan Province that will be designed with a production capacity for chilled or frozen pork of 222 metric tons per eight-hour working day, or approximately 80,000 metric tons on an annual basis. Approximately 75% of the production capacity will be designed for the production of chilled pork and approximately 25% will be designed for the production of frozen pork. We plan to put this new plant into production in the fourth quarter of fiscal 2008.

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

In addition, we are investing a total of $11 million to expand and upgrade our production line for fruits and vegetables in our production facilities located in Changge City, Henan Province. The additional lines are expected to cost $6 million and the remaining $5 million will be invested in a refrigerated storage warehouse for our fruit and vegetables as well as frozen pork and intermediate products for prepared meat. This new production line will be designed to expand our production capacity for fruits and vegetables by 83 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis, and is expected to be put into operation in the fourth quarter of fiscal 2008.

Our products are sold under the “Zhongpin” brand name. At March 31, 2008, our customers included 17 international or domestic fast food companies in the PRC, 39 export-registered processing factories and 1,621 school cafeterias, factory canteens, army posts and national departments. At such date, we also sold directly to 2,946 retail outlets, including supermarkets, within the PRC.

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

With the recent increases in pork prices in the PRC and the appreciation of the RMB against the U.S. dollar and other foreign currencies, we believe the dynamics of the international pork trade have changed over the past year, with exports of pork and pork products declining and imports of such products starting to increase. We believe we are well positioned to benefit from this change, both in the domestic market in the PRC and in the international market. In response to these changes in the marketplace, we are seeking to establish relationships with several multinational companies, including some of the leading pork processing companies in North America, as we believe there are now opportunities to import certain kinds of frozen pork and deep-processing pig by-products. We also have recently commenced selling raw pork products to the PRC-based subsidiaries of two U.S. meat processing companies.

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

Accounts Receivable. We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that have not been collected within one year plus an amount equal to the sum of 10% of the aggregate amount of the accounts receivable of our wholly-owned subsidiary, Henan Zhongpin Food Share Co., Ltd., plus 5% of the aggregate amount of the accounts receivable less than one year old for all of our other subsidiaries. As of March 31, 2008, we were successful in collecting $30,000, or approximately 38%, of our doubtful accounts that were outstanding at December 31, 2007 for longer than one year, and $13.76 million, or approximately 73%, of our doubtful accounts that were outstanding at December 31, 2007 for one year or less. It is management’s belief that the current bad debt allowance adequately reflects an appropriate estimate based on management’s judgment.

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

Results of Operations

In fiscal 2008, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last five years. The construction of our new plant in western Henan Province will be completed as scheduled by the end of the second quarter of fiscal 2008 while the construction of our new plant in eastern Henan Province might be delayed because of issues related to the environmental control system in that facility. Management, however, still believes that the construction of this plant should be finished in the fourth quarter of 2008. The construction of our new prepared meat facility with 28,800 tons of capacity should be completed as schedule in the third quarter of 2008, and production at that facility should begin by the end of that quarter. The construction of our new fruit and vegetable facility with 30,000 tons of capacity is also expected to be completed as scheduled, and production at that facility should begin by the end of the fourth quarter of 2008. In fiscal 2008, we expect to continue to expand our distribution channel and develop new markets. Through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty. We also intend to further streamline our supply chain management to build a unified, safe and efficient cold-chain logistics system. In addition, we will continue the development of our information technology systems, increase our research and development capability and invest in training and human resources development so that we will be able to sustain a rapid and healthy growth while maintaining a satisfactory profit margin.

In the remaining three quarters of fiscal 2008, we expect the demand for our pork and pork products to remain strong. While the supply of live hogs in the PRC is currently relatively tight, we believe this condition is slowly recovering and expect to experience a noticeable improvement in the hog supply in the second half of fiscal 2008. Based on our results for the first quarter of fiscal 2008, we remain confident in our ability to reach our 2008 earnings guidance we disclosed earlier this year. We also expect to increase our market share in the meat and meat products segment in our target markets in fiscal 2008.

The following table sets forth, for the periods indicated, certain statement of operations data:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
		(Restated)
	(U.S. dollars in thousands)
Revenues:
Sales revenues	$108,728	$55,792
Cost of sales	94,536	48,050
Gross profit	14,192	7,742
Operating expenses:
General and administrative expenses	4,405	1,967
Operating expenses	1,984	1,126
Total operating expenses	6,389	3,093

Income from operations	7,803	4,649

Other income (expense):
Interest income	635	22
Other income (expense)	66	(4)
Allowance income	140	—
Exchange gain (loss)	(24)	3
Interest expense	(806)	(443)
Total other income (expense)	11	(422)

Net income before taxes	7,814	4,227
Provision for income taxes	526	217

Net income	7,288	4,010
Foreign currency translation adjustment	5,939	546
Comprehensive income	$13,227	$4,556

Comparison of Three Months Ended March 31, 2008 and March 31, 2007

Revenue. Total revenue increased from $55.79 million for the three months ended March 31, 2007 to $108.73 million for the three months ended March 31, 2008, which represented an increase of $52.94 million, or approximately 95%. The increase in revenues was primarily due to increased prices for pork and pork products, combined with increased sales in our pork and pork products segment resulting from the effects of the continuing increased sales to food service distributors and to restaurants and non-commercial customers in the PRC during the quarter.

During the three months ended March 31, 2008, we added one additional showcase store, two additional “branded” retail stores and four additional supermarket counters (for a total of 114, 929 and 1,903 showcase stores, “branded” retail stores and supermarket counters, respectively, at March 31, 2008), compared to nine, 29 and 54 additional showcase stores, “branded” retail stores and supermarket counters, respectively (for a total of 105, 885 and 1,823 showcase stores, “branded” retail stores and supermarket counters, respectively, at March 31, 2007), during the three months ended March 31, 2007. In addition, during the three months ended March 31, 2008, we expanded our marketing and sales efforts to include two additional second-tier cities (for a total of 95 second-tier cities at March 31, 2008) and six additional third-tier cities (for a total of 293 third-tier cities at March 31, 2008), compared to the six additional second-tier cities (for a total of 81 second-tier cities at March 31, 2007) and 20 additional third-tier cities (for a total of 246 third-tier cities at March 31, 2007) during the three months ended March 31, 2007.

During the three months ended March 31, 2008, revenues from sales to branded stores increased to $44.80 million, which represented an increase of $18.70 million, or approximately 72%, as compared to the three months ended March 31, 2007. During the three months ended March 31, 2008, revenues from sales to food service distributors increased to $27.62 million, which represented an increase of $17.07 million, or approximately 162%, as compared to the three months ended March 31, 2007. During the three months ended March 31, 2008, revenues from sales to restaurants and non-commercial customers increased to $34.03 million, which represented an increase of $19.75 million, or approximately138%, as compared to the three months ended March 31, 2007. During the three months ended March 31, 2008, revenues from export sales decreased to $2.28 million, which represented a decline of $2.57 million, or approximately 53%, as compared to the three months ended March 31, 2007. The decrease in export sales was primarily due to the reduction of our export sales efforts during the 2008 period due to the higher gross profit margins we could achieve during that period by selling our pork products domestically in the PRC. Within these four distribution channels, the percentage of growth was highest for food service distributors.

Cost of sales. Cost of sales increased from $48.05 million for the three months ended March 31, 2007 to $94.54 million for the three months ended March 31, 2008, which represented an increase of $46.49 million, or approximately 97%. The gross profit margin (total sales revenue divided by cost of sales) decreased from 13.88% for the three months ended March 31, 2007 to 13.05% for the three months ended March 31, 2008. The decrease in gross profit margin was primarily due to an increase in the cost of raw materials, which was offset, in part, by an increase in the market prices for pork products, during the three months ended March 31, 2008.

General and administrative expenses. General and administrative expenses increased from $1.97 million for three months ended March 31, 2007 to $4.40 million for the three months ended March 31, 2008, which represented an increase of $2.43 million, or approximately 123%. As a percentage of revenues, general and administrative expenses increased from 3.53% for the three months ended March 31, 2007 to 4.05% for the three months ended March 31, 2008.

During the three months ended March 31, 2007, we incurred a non-cash compensation expense in the amount of $0.56 million in connection with the release from escrow to certain of our employees of shares of common stock that had been deposited into escrow by such employees in connection with our January 2006 private placement. Under U.S. generally accepted accounting principles, the release of any of such escrow shares to any of our employees based on our fulfillment of stated performance thresholds constituted a compensatory plan to such employees, which required us to record a corresponding compensation expense in our financing statements. As we satisfied the performance thresholds for fiscal 2007, a percentage of the escrowed shares were released to employee stockholders in April 2008. There was no such non-cash compensation expense incurred in fiscal 2008.

By deducting the $0.56 million non-cash compensation expense during the three months ended March 31, 2007 discussed above, the percentage of our general and administrative expenses to revenues would have been 2.52%, as compared to 4.05% during three months ended March 31, 2008. The increase of general and administrative expenses during the fiscal 2008 period was primarily the result of significant increases in compensation expenses, advertising expenses, training expenses and amortization and depreciation expenses. As compared to the three months ended March 31, 2007, during the three months ended March 31, 2008, salary and compensation expenses increased approximately $0.82 million from $0.33 million to $1.12 million, or approximately 239%, advertising expenses increased approximately $0.61 million from $0.21 million to $0.82 million, or approximately 290%, training expenses increased approximately $0.29 million from zero to $0.29 million, and the depreciation and amortization expenses increased approximately $0.22 million from $0.09 million to $0.31 million, or approximately 244%.

Operating expenses. Operating expenses increased from $1.13 million for the three months ended March 31, 2007 to $1.98 million for the three months ended March 31, 2008, which represented an increase of $0.85 million, or approximately 75%. As a percentage of revenue, operating expenses decreased from 2.03% for the three months ended March 31, 2007 to 1.82% for the three months ended March 31, 2008. The increase in operating expenses was primarily the result of the increased scale of our operations.

Interest expense. Interest expense increased from $0.44 million for the three months ended March 31, 2007 to $0.81 million for the three months ended March 31, 2008, which represented an increase of $0.37 million, or approximately 84%. The increase in interest expense was primarily a result of increased short-term bank loans. Our average outstanding bank debt increased by approximately $20.77 million from $30.13 million for the three months ended March 31, 2007 to $50.90 million for the three months ended March 31, 2008, primarily due to our increased working capital requirements resulting from our increased sales and our increased production capacities. Our weighted average borrowing rate increased from 5.88% for the three months ended March 31, 2007 to 6.34%  for the three months ended March 31, 2008.

Interest income, allowance income, other income and exchange gain. Interest income, allowance income, other income and exchange gain increased from $0.02 million for the three months ended March 31, 2007 to $0.82 million for the three months ended March 31, 2008. This increase was primarily the result of an increase of $0.61 million in interest income and an increase of $0.14 million in allowance income.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.31 million in the provision for income taxes for the three months ended March 31, 2008 over the three months ended March 31, 2007 resulted from an increase of $1.24 million in our net income from the sale of prepared products during the three months ended March 31, 2008.

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

The following tables set forth our revenues, sales in metric tons, operating income and production processed in metric tons by segment for the three months ended March 31, 2008 and 2007 and the percentage increases for each segment between the two periods.

	Sales by Segment (U.S. dollars in millions)
	Three Months Ended March 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Pork and Pork Products
Chilled Pork	$55.09	$28.48	$26.61	93.43%
Frozen Pork	40.16	20.29	19.87	97.93%
Prepared Pork Products	11.96	5.85	6.11	104.44%
Vegetables and Fruits	1.52	1.17	0.35	29.91%
Total	$108.73	$55.79	$52.94	94.89%

	Sales by Segment (in metric tons)
	Three Months Ended March 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Pork and Pork Products
Chilled Pork	24,119	23,348	771	3.30%
Frozen Pork	18,487	16,803	1,684	10.02%
Prepared Pork Products	5,668	3,338	2,330	69.80%
Vegetables and Fruits	2,281	2,183	98	4.49%
Total	50,555	45,672	4,883	10.69%

	Operating Income by Segment (U.S. dollars in millions)
	Three Months Ended March 31,		Change	Operating Margin Three Months Ended March 31,
	2008	2007	2008/2007	2008	2007
Pork and Pork Products		(Restated)			(Restated)
Chilled Pork	$3.51	$2.20	$1.31	6.37%	7.72%
Frozen Pork	2.37	1.54	0.83	5.90%	7.59%
Prepared Pork Product	1.74	0.79	0.95	14.56%	13.50%
Vegetables and Fruits	0.18	0.12	0.06	11.84%	10.26%
Total	$7.80	$4.65	$3.15	7.17%	8.33%

	Production by Segment (in metric tons)
	Three Months Ended March 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Pork and Pork Products
Chilled Pork	24,217	23,154	1,063	4.59%
Frozen Pork	18,385	16,805	1,580	9.40%
Prepared Pork Products	5,687	3,357	2,330	69.41%
Vegetables and Fruits	2,546	3,117	(571)	(18.32)%
Total	50,835	46,433	4,402	9.48%

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth our revenues by sales channel for the three months ended March 31, 2008 and 2007.

Sales by Distribution Channel (U.S. dollars in millions)
	Three Months Ended March 31,
Distribution Channel	2008		2007
	Amount	Percent	Amount	Percent
Branded stores	$44.80	41.2%	$26.11	46.8%
Food services distributors	27.62	25.4	10.55	18.9
Restaurants and non-commercial	34.03	31.3	14.28	25.6
Export	2.28	2.1	4.85	8.7
Total	$108.73	100.0%	$55.79	100.0%

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products at December 31, 2005, 2006, 2007 and March 31, 2008.

	Year Ended December 31,			Three Months Ended
	2005	2006	2007	March 31, 2008
No. of products	168	229	270	276
No. of retail stores	2,100	2,721	2,939	2,946
Expansion of Market Coverage
No. of Provinces	24	24	24	24
No. of first-tier cities	29	29	29	29
No. of second-tier cities	44	75	93	95
No. of third-tier cities	142	226	287	293

Liquidity and Capital Resources

We have financed our operations over the three years ended December 31, 2007 and three months ended March 31, 2008 primarily through cash from operating activities, borrowings under our lines of credit with various lending banks in the PRC, net proceeds from the sale of our equity securities and the proceeds from the exercise of certain of our outstanding stock purchase warrants. In January 2006, we completed a private placement of our Series A convertible preferred stock and common stock purchase warrants and received net proceeds of approximately $23.11 million. In October 2007, we completed a private placement of our common stock and received net proceeds of approximately $46.40 million. At December 31, 2005, 2006, 2007 and March 31, 2008, we had cash and cash equivalents of $10.14 million, $21.69 million, $48.70 million and $50.02, respectively.

Net cash provided by operating activities was $23.39 million for three months ended March 31, 2008. Cash provided by operating activities in three months ended March 31, 2008 consisted primarily of net profit of $7.29 million due to increased revenue, an increase of $4.58 million in deposits from clients primarily due to the increased deposit amounts we required for customized orders from our customers, an increase of $1.41 million other payables due to increased payables relating to the construction of our new production facilities and an increase of $1.07 million in accrued liabilities relating primarily to liabilities for employee salaries and benefits, a decrease of $4.51 million in accounts receivable due to our ability to better manage our accounts receivable collection practices, a decrease of $2.67 million in inventory as we intentionally reduced inventories to normal levels following the Chinese New Year holiday season, a decrease of $1.93 million in tax refund receivable and a decrease of $1.27 million in purchase deposits resulting from the recovery during the quarter of the live hog supply which reduced the need for us to furnish purchase deposits. Cash used in operating activities in three months ended March 31, 2008 was primarily attributable to an increase of $2.27 million in other receivables due to increased deposits for construction fees and prepayments of design fees relating to the construction of our new production facilities. Over the three months ended March 31, 2008, management focused on reducing the average age of our accounts receivable. Our average accounts receivable turnover days decreased from approximately 25 days during the three months ended March 31, 2007 to approximately 15 days during the three months ended March 31, 2008. At the same time, our average inventory turnover days increased from approximately 20 days during the three months ended March 31, 2007 to approximately 24 days during the three months ended March 31, 2008 due to the relatively higher inventory levels at December 31, 2007.

Net cash used in investing activities was $24.94 million in three months ended March 31, 2008. At March 31, 2008, our investment in facilities construction in progress increased by approximately $23.04 million as compared to the amount of such investment at December 31, 2007 due to our new production capacity expansion program. During the three months ended March 31, 2008, a total of $1.56 million was invested in the purchase of fixed assets. In addition, we expended an additional $0.36 million for an investment in land use rights during the three months ended March 31, 2008.

Net cash provided by financing activities was $1.09 million during three months ended March 31, 2008. During the three months ended March 31, 2008, cash provided by financing activities included net proceeds from short-term loans of $15.77 million and the net proceeds of $1.24 from the exercise of certain of our outstanding stock purchase warrants. The net cash used in financing activities included the repayment of short-term bank loans in the aggregate amount of $14.52 million and the repayment of bank notes in amount of $1.40 million.

At March 31, 2008, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $50.89 million with a weighted average interest rate per annum of 6.34%, and lines of credit with aggregate credit availability of $141.47 million, as follows:

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date

Agriculture Bank of China	$21,370,566	$2,706,938	7.29%	12/14/2008
		2,849,409	7.47	12/28/2008
		997,293	7.47	01/21/2009
Industrial and Commercial Bank of China	21,370,566	2,137,057	6.84%	07/22/2008

China Construction Bank	7,123,522	-	-

CITIC Industrial Bank	5,698,817	-	-

Agriculture Development Bank of China	99,729,306	5,698,817	7.29%	06/26/2008
		14,247,044	7.29	06/28/2008

Shanghai Pudong Development Bank of China	9,972,931	2,991,879	7.47%	03/28/2009

Bank of China	9,972,931	7,835,874	7.10%	01/03/2009

China Merchants Bank	8,548,226	2,849,409	7.47%	06/19/2008
Guangdong Development Bank	4,274,113	4,274,113	7.29%	12/11/2008

China Communication Bank	4,274,113	4,274,113	7.84%	01/03/2009

City Finance – short-term		28,494	0.00%	Extendable
Total	$192,335,090	$50,890,440

Canadian Government Transfer Loan		$1,634,769	*	05/15/2043
Canadian Government Transfer Loan – Current portion		$145,671	6.02%	05/15/2008

*
58% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free. All repayments are applied first to the interest-bearing portion of this loan.

Of our outstanding short-term indebtedness at March 31, 2008, $29.49 million aggregate principal amount of loans was secured by our land and plants located in the PRC and $21.37 million aggregate principle amount of loans was guaranteed by some of our wholly-owned subsidiaries.

We believe our existing cash and cash equivalents, together with our available lines of credit, will be sufficient to finance our investment in new facilities, operating requirements and anticipated capital expenditures of approximately $48.83 million over the next 12 months. We intend to use such funds over the next 12 months to fund our capacity expansion and the construction of supporting facilities and to supplement our working capital requirements to enable us to strengthen our market position and accelerate our growth.

Contractual Commitments

The following table summarizes our contractual obligations at March 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$1,780	$146	$291	$291	$1,052
Capital lease obligations	-	-	-	-	-
Operating lease obligations	2,398	1,055	1,343	-	-
Purchase obligations	-	-	-	-	-
Other obligations	-	-	-	-	-
Total	$4,178	$1,201	$1,634	$291	$1,052

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

Item 4. Controls and Procedures

Our management, with the participation our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer were unable to conclude that, as of the end of such period, our disclosure controls and procedures were effective. As reported in our annual report on Form 10-K for the year ended December 31, 2007, we have not completed all of the evaluations necessary to issue guidance on the status of our internal controls, have identified certain control deficiencies and have not yet been able to complete our assessment of which, if any, control deficiencies constitute “material weakness” as defined under Public Accounting Oversight Board Auditory Standard No. 5. See Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2007, which was filed on March 28, 2008 and is incorporated by reference into this Item 4 for a more detailed explanation of these control deficiencies and remedial actions taken and planned that we expect will materially affect our disclosure controls and procedures.

In late April 2008, Child, VanWagoner & Bradshaw, PLLC, our independent registered accounting firm, advised our board of directors and the audit committee of our board that during its audit of our consolidated financial statements for the year ended December 31, 2007 the following matters were identified involving our internal control over financial reporting that it considered to be significant deficiencies under the standards established by the Public Company Accounting Oversight Board:

•	the lack of a system of timely recording certain cash receipts and disbursements;

•	the need to hire additional accounting personnel to prepare, supervise and review general ledger reconciliations at our subsidiaries; and

•	our failure to have an effective method of accounting for certain non-routine transactions and estimates.

In response to the deficiencies identified, we have taken steps to strengthen our internal control over financial reporting. In particular, we have evaluated and continue to evaluate the roles and functions of the accounting personnel within our corporate accounting department and intend to add permanent personnel resources to support internal control over financing reporting. In addition, as reported in our annual report on Form 10-K for the year ended December 31, 2007, we have retained Horwath International, an independent third party consulting firm, to assist our management team in evaluating our internal controls and procedures. Management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate, to address the control deficiencies described herein.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2007, for a more complete understanding of the matters covered by such certifications.

Except as otherwise described herein, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ZHONGPIN INC.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

During the three months ended March 31, 2008, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Zhongpin Inc.
(Company)

Date: May 12, 2008

By:	/s/Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

By:	/s/Yuanmei Ma
Yuanmei Ma
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

31.1*	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith