Form 10-Q
period 2008-06-30
ZHONGPIN INC.
filed 2008-08-11
CIK 1277092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 1, 2008, 27,258,403 shares of the registrant’s common stock, and 2,229,200 shares of the registrant’s Series A preferred stock, each such share convertible into one share of the registrant’s common stock, were outstanding.

ZHONGPIN INC.

FORM 10-Q

ZHONGPIN INC.

Part I – Financial Information

Item 1. Financial Statements

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive income, and of cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$57,956,333	$45,142,135
Restricted cash	6,269,044	3,559,401
Accounts receivable, net of allowance for doubtful accounts of $2,031,396 and $1,341,872	20,454,095	18,982,312
Other receivables	3,983,285	4,826,279
Purchase deposits	6,433,704	6,059,782
Prepaid expenses and deferred charges	197,162	1,680,679
Inventories	26,257,006	25,922,125
VAT recoverable	6,307,471	4,350,795
Total current assets	127,858,100	110,523,508

Property, plant and equipment (net)	83,188,382	66,429,654
Construction in progress	54,433,473	16,811,740
Land use rights	25,001,062	23,339,142
Total assets	$290,481,017	$217,104,044

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,991,893	$4,145,842
Other payables	10,323,818	8,746,845
Bank notes payable	5,359,304	6,160,502
Accrued liabilities	4,586,633	3,014,600
Short-term bank loans payable	71,758,685	47,668,592
Deposits from customers	7,237,128	1,876,665
Research and development grants payable	450,639	490,288
Long-term bank loans payable-current portion	145,671	145,671
Tax payable	2,216,156	202,676
Total current liabilities	108,069,927	72,451,681

Long-term loans payable	11,767,354	1,634,769

Total liabilities	119,837,281	74,086,450

Equity
Preferred stock: par value $0.001; 25,000,000 authorized; 2,229,200 and 3,125,000 shares issued and outstanding	2,229	3,125
Common stock: par value $0.001; 100,000,000 authorized; 27,258,403 and 25,891,567 shares issued and outstanding	27,259	25,892
Additional paid in capital	102,116,169	100,070,571
Retained earnings	50,541,619	34,732,049
Accumulated other comprehensive income	17,956,460	8,185,957
Total equity	170,643,736	143,017,594
Total liabilities and equity	$290,481,017	$217,104,044

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues
Sales revenues	$137,526,574	$63,678,460	$246,254,324	$119,470,238
Cost of sales	120,422,667	55,501,129	214,958,874	103,550,751
Gross profit	17,103,907	8,177,331	31,295,450	15,919,487

Operating expenses
General and administrative expenses	5,440,211	2,101,970	9,844,872	4,069,218
Operating expenses	2,331,400	1,118,416	4,315,633	2,244,361
Total operating expenses	7,771,611	3,220,386	14,160,505	6,313,579

Income from operations	9,332,296	4,956,945	17,134,945	9,605,908

Other income (expense)
Interest income	534,548	105,020	1,170,325	126,924
Other income (expenses)	(143,457)	137,920	(101,322)	136,976
Government subsidies	432,339	3,449	571,883	3,449
Interest expense	(1,167,090)	(628,530)	(1,973,353)	(1,071,341)
Total other income (expense)	(343,660)	(382,141)	(332,468)	(803,992)

Net income before taxes	8,988,636	4,574,804	16,802,477	8,801,916
Provision for income taxes	466,826	395,040	992,907	612,393

Net income	$8,521,809	$4,179,764	$15,809,570	$8,189,523

Foreign currency translation adjustment	$3,831,009	$989,714	$9,770,503	$1,535,225
Comprehensive income	$12,352,818	$5,169,478	$25,580,073	$9,724,778

Basic earnings per common share	$0.29	$0.21	$0.54	$0.42
Diluted earnings per common share	$0.29	$0.20	$0.53	$0.40
Basic weighted average shares outstanding	29,417,845	19,629,240	29,375,615	19,343,476
Diluted weighted average shares outstanding	29,822,935	20,633,233	29,841,190	20,286,545

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars) ( Unaudited)

	Six Months Ended June 30,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net income	$15,809,570	$8,189,523
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	1,876,533	782,677
Amortization	218,720	153,243
Provision for allowance for bad debt	585,626	—
Warrant expense	—	19,140
Non-cash compensation expense	809,146	1,125,058

Changes in operating assets and liabilities:
Accounts receivable	(817,864)	(5,361,890)
Other receivables	1,122,962	(22,706)
Purchase deposits	1,552,753	(163,305)
Prepaid expense and deferred charges	12,649	(312,815)
Inventories	1,311,277	(438,882)
VAT recoverable	(1,627,559)	(859,694)
Accounts payable	1,532,950	524,504
Other payables	1,014,500	4,416,410
Research and development grants payable	(20,684)	(10,959)
Accrued liabilities	1,351,874	390,580
Taxes payable	1,944,718	(278,873)
Deposits from clients	5,092,966	1,857,819
Net cash provided by operating activities	31,770,137	10,009,830

Cash flows from investing activities:
Construction in progress	(46,485,710)	(17,027,530)
Additions to property and equipment	(3,077,784)	(6,034,589)
Additional to intangible assets	(360,698)	(5,450,162)
Proceeds on disposal of fixed assets	74,281	—
Net cash used in investing activities	(49,849,911)	(28,512,281)

Cash flows from financing activities:
Proceeds (repayment) from (of) bank notes	(1,167,933)	7,362,620
Proceeds from short-term bank loans	20,410,477	14,917,851
Proceeds from long-term bank loans	9,921,759	—
Repayment of long-term bank loans	(183,236)	(69,489)
Proceeds from exercised warrants	1,236,923	14,421,835
Net cash provided by financing activities	30,217,990	36,632,817

Increase in restricted cash	(2,709,643)	(4,299,555)
Effect of rate changes on cash	3,385,625	1,535,254
Increase in cash and cash equivalents	12,814,198	15,366,065
Cash and cash equivalents, beginning of period	45,142,135	13,351,045
Cash and cash equivalents, end of period	$57,956,333	$28,717,110

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,079,051	$1,174,112
Cash paid for income taxes	$431,604	$669,237

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

1.  ORGANIZATION AND NATURE OF OPERATIONS

Zhongpin Inc. (“Zhongpin”) was established under the laws of the State of Delaware on February 4, 2003.  Zhongpin is a public holding company holding an equity interest in its subsidiaries outside the U.S. Its operating subsidiaries are located in China and focus on two business segments: pork and pork products, and vegetables and fruits. The pork and pork products segment is involved primarily in the processing of live market hogs into fresh, frozen and processed pork products which are sold domestically to branded stores, food retailers, food service distributors, restaurants, hotel chains and non-commercial food service establishments, such as schools, governments, healthcare facilities, the military and other food processors, as well as to certain international markets in a limited scope. The vegetables and fruits segment is involved primarily in the processing of frozen vegetables and fruits that are sold to our branded stores and food retailers. Zhongpin and its subsidiaries is collectively referred to as “our company” “we,” “us” and “our.”

Zhongpin holds a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which Zhongpin holds a 100% interest in its China-based subsidiaries, each of which was organized under the laws of the RPC. Our China-based subsidiaries include the following:

Name	Date Of Incorporation	Registered Capital	Percentage of Ownership

Henan Zhongpin Food Company, Ltd.	Sep. 15, 2005	84,300,000 USD	100.00%

Henan Zhongpin Food Share Company, Ltd.	Jan. 20, 2000	626,900,000 RMB	100.00%
		($82,011,411)

Henan Zhongpin Industrial Company Limited	Jan. 17, 2004	18,000,000 RMB	100.00%
		($2,173,913)

Henan Zhongpin Import and Export Trading Company	Aug. 11, 2004	5,060,000 RMB ($611,111)	100.00%

Zhumadian Zhongpin Food Company Limited	June 7, 2006	60,000,000 RMB ($8,585,399)	100.00%

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	4,800,000 RMB ($606,927)	100.00%

Henan Zhongpin Fresh Food Logistics Company Limited	Sept. 14, 2006	1,500,000 RMB ($189,665)	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Name	Date Of Incorporation	Registered Capital	Percentage of Ownership
Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB ($1,967,799)	100.00%

Henan Zhongpin Business Development Company Limited	Sept. 27, 2006	5,000,000 RMB ($632,215)	100.00%

Heilongjiang Zhongpin Food Company Limited	Oct. 17, 2006	1,000,000 RMB ($126,406)	100.00%

Luoyang Zhongpin Food Company Limited	April 26, 2007	5,000,000 RMB ($647,677)	100.00%

Yongcheng Zhongpin Food Company Limited	June 1, 2007	5,000,000 RMB ($646,836)	100.00%

Tianjin Zhongpin Food Company Limited	Sept. 14, 2007	5,000,000 RMB ( $664,699)	100.00%

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of Zhongpin and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All of the consolidated financial statements have been prepared based on generally accepted accounting principles in the United States.

FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS

The Renminbi (“RMB”), the national currency of People’s Republic of China (“PRC”), is the primary currency of the economic environment in which the China-based entities are operating. The United States dollar (“U.S. dollar”) is the functional currency used by Falcon and Zhongpin to record all of their activities. We use the U.S. dollar for financial reporting purposes.

We translate our subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing as of the balance sheet date and our consolidated statements of operations and comprehensive income is translated at moving average exchange rates during the reporting period. Adjustments resulting from the translation of subsidiaries’ financial statements from the functional currency into U.S. dollars are recorded in shareholders’ equity as part of accumulated comprehensive income (loss) - translation adjustments. Gains or losses resulting from transactions in currencies other than the functional currency are reflected in the income statements for the reporting periods.

REVENUE RECOGNITION

Revenues generated from the sales of various meat products and vegetables and fruits are recognized when these products are delivered to costumers in accordance with previously agreed upon pricing and delivery arrangements; the collectibility of these sales is reasonably assured. Since the products sold by our company are primarily perishable and frozen food products, the right of return is only for a few days and has been determined to be insignificant by the management of our company.

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accordingly, no provision has been made for returnable goods. Revenues presented on our consolidated statements of operations and comprehensive income are net of sales taxes.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with maturity of three months or less to be cash equivalents. We maintain our cash accounts at credit-worthy financial institutions and closely monitor the movements of our cash positions.

RESTRICTED CASH

Under the terms of the credit agreements with certain of our lenders, Henan Zhongpin Food Share Co., Ltd. (“Henan Zhongpin”) has agreed to maintain with such lenders in a deposit account an amount of cash that will serve as collateral for its delivery of bank promissory notes of such lenders as payment instruments for its procurement purposes. The amount of bank promissory notes of such lenders that can be delivered by Henan Zhongpin can be up to twice the amount of such deposits. As such deposits may not be withdrawn by Henan Zhongpin without restriction, such cash deposits are presented as “restricted cash” on our balance sheets.

ACCOUNTS RECEIVABLE

During the normal course of business, our policy is to ask larger customers to make deposits in reasonable and meaningful amounts on a case-by-case basis. For certain newly-developed customers, we may extend unsecured credit.

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC. We maintain a general policy of providing allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 10% of the aggregate amount of accounts receivable less than one year old for Henan Zhongpin and an amount equal to 5% of the aggregate amount of accounts receivable less than one year old for our other subsidiaries. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Based on the information available to management, we believe our allowance for doubtful accounts as of June 30, 2008 and December 31, 2007, respectively, were adequate. However, the actual write-off for any one period might exceed the recorded allowance.

The following table presents allowance activities for our accounts receivable.

	June 30, 2008	December 31, 2007

Beginning balance	$1,341,872	$412,026
Additions charged to expense	689,524	929,846
Ending balance	$2,031,396	$1,341,872

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

OTHER RECEIVABLES

Other receivables consist primarily of cash deposits to suppliers other than hog farms to ensure preferential pricing and delivery. Other receivables also consist of cash advances to our employees for their potential expenses related to our business. These advances bear no interest and are expected to be repaid in cash. Repayment is typically required to be made in less than one year. Advances that are not expected to be repaid within one year are classified as non-current.

INVENTORIES

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work-in-progress and finished goods are composed of direct material, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

LAND USE RIGHTS

We do not own any of the parcels of land on which our plants are built as these parcels of land are owned by the PRC government. In the PRC, land use rights for commercial purposes are granted by the PRC government typically for a term of up to 50 years, and we are required to pay a lump sum of money to the State Land and Resource Department of the applicable locality to acquire such rights. In accordance with the provision of Statement of Financial Accounting No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), we capitalize the lump sum of money paid and amortize these land use rights by using the straight line method over the term of the land use license granted by the applicable governmental authority.

IMPAIRMENT OF LONG-LIVED ASSETS

We have adopted the provisions of the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”). SFAS No.144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment loss for the six months ended June 30, 2008 and 2007.

CONSTRUCTION IN PROGRESS AND INTEREST CAPITALIZATION

Along with the expansion of our business model, we have continued to construct new production facilities during the six months ended June 30, 2008. Once the construction projects have been put into service and all regulatory permits and approvals have been received, we expect to conclude the cost accumulation process. The interest costs related to these construction projects have been determined to be insignificant by management and we do not capitalize them during the construction process.

VALUE ADDED TAX

All China-based entities are subject to a value added tax (VAT) imposed by the PRC government on their sales of domestic products. Our VAT rates are 13% for chilled pork products, frozen pork products and vegetables and fruits products, and 17% for prepared meat products. The input VAT can be offset against the output VAT. The VAT payable or receivable balance presented on our balance sheets represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collection of output VAT instead of a receivable.

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RESEARCH AND DEVELOPMENT

The PRC government has made a cash grant to certain China-based entities specifically to fund research and development. We have recorded this grant as a liability titled “Research & development grants payable” and presented it on our balance sheets. Qualifying research and development costs reduce the liability while non-qualifying research and development costs are expensed as incurred. Research and development costs were approximately $1,284,600 and $817,000 for the six months ended June 30, 2008 and 2007, respectively.

EARNINGS (LOSS) PER SHARE

We present earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” “SFAS No. 128”. SFAS No. 128 replaces the calculation of primary and fully-diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings (loss) per share. Based on the fact that the voting rights and certain other characteristics of our Series A convertible preferred stock are the same as those of common stock, the outstanding shares of our Series A convertible preferred stock at each reporting period are deemed to be common shares outstanding. The number of outstanding shares subject to stock warrants and options at June 30, 2008 and 2007 was 2,054,063 shares and 1,992,438 shares, respectively. All of such securities are included in the computation of diluted earnings per share.

ADOPTION OF FIN 48

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN 48, we performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in our financial statements.

SHARE-BASED PAYMENT

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No 123(R), “Share-Based Payments” (SFAS No. 123(R)). SFAS 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) generally requires such transactions be accounted for using a fair-value-based method. We accounted for stock options granted using a fair-value-based method in accordance with SFAS No. 123(R).

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

RECLASSIFICATION

The presentation of certain items contained in the notes to financial statements for the prior year have been changed in conformity with the current year presentation of the notes to the consolidated financial statements.

3. INVENTORIES

Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)

Raw materials	$2,124,630	$1,242,717
Work in progress	3,496,908	4,899,169
Finished goods	19,460,252	18,753,016
Low value consumables and packing materials	1,175,216	1,027,223
Inventories	$26,257,006	$25,922,125

4. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost at June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)

Plants and buildings	$52,406,940	$42,711,397
Machinery and equipment	35,585,925	26,964,304
Office furniture and equipment	1,071,803	818,528
Vehicles	1,922,704	1,491,544
Accumulated depreciation	(7,798,989)	(5,556,119)
	$83,188,383	$66,429,654

The depreciation and amortization expenses for the six months ended June 30, 2008 and 2007 were $1,876,533 and $782,677, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LAND USE RIGHTS

Our land use rights at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)

Land use rights	$25,918,287	$23,989,174
Accumulated amortization	(917,225)	(650,032)
	$25,001,062	$23,339,142

The amortization of land use rights for the six months ended June 30, 2008 and 2007 was $218,720 and $153,243, respectively.

6. CONSTRUCTION IN PROGRESS

Construction in progress at June 30, 2008 and December 31, 2007 consisted of:

	Date or
	Estimated Date
Construction Project	Put in Service(1)	June 30, 2008	December 31, 2007
		(Unaudited)
Production facility for chilled and frozen pork in Zhumadian	July 2008	$24,799	$523,359
Production facility for chilled and frozen pork in Anyang	July 2008	5,121,111	2,069,446
Production line for prepared pork in Changge industrial plant	December 2008	5,242,231	—
Production facility for chilled and frozen pork in Luoyang	December 2008	22,022,528	6,481,730
Production facility for chilled and frozen pork in Yongcheng	December 2008	10,306,620	55,347
Waste water solution system in Changge industrial plant	December 2008	613,936	8,214
Supplies storage in Changge industrial plant	October 2008	1,693,585	—
Production line for fruits and vegetables in Changge industrial park	February 2009	5,794,187	—
The first phase of residential dormitory construction in Changge industrial park	December 2008	3,144,467	—
Replacement and maintenance in Changge industrial park	January 2009	460,474	—
Water supply system in Deyang	January 2009	9,535	—
Cooling storage and logistic hub in Changge industrial park	Completed	—	7,673,644
Total		$54,433,473	$16,811,740
_____________

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

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $71.76 million aggregate principal amount of short-term bank loans at June 30, 2008, loans in the principal amount of $38.05 million were secured by our plants located primarily in Henan Province and loans in the aggregate principal amount of $33.71 million were guaranteed by Henan Zhongpin Industry Co., Ltd. These loans bear interest at prevailing lending rates in the PRC ranging from 7.10 % to 7.84% per annum.

8. LONG-TERM BANK LOANS

Amounts outstanding under our long-term debt arrangements at June 30, 2008 and December 31, 2007 were as follows:

Bank	June 30, 2008	December 31, 2007
	(Unaudited)
Canadian Government Transfer Loan	$1,707,574	$1,780,440
Rabobank Nederland Shanghai	5,831,699	—
CITIC Industrial Bank	4,373,752	—
	11,913,025	1,780,440
Current portion	(145,671)	(145,671)
Total	$11,767,354	$1,634,769

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a one-year short-term loan RMB 20 million ($2.9 million) and a three-year term loan of up to RMB 80 million ($11.7 million). Upon execution of the credit agreement, the full amount of the short-term loan was funded by the bank. On June 10, 2008, the first 50% of the long-term loan was funded by the bank. The remaining 50% of the long-term loan may be drawn down by Henan Zhongpin on or prior to September 11, 2008, subject to the satisfaction by Henan Zhongpin of certain conditions precedent. Amounts currently outstanding under the term loan bear interest at the rate of 7.56% per annum, which is the interest rate published by the People’s Bank of China on June 10, 2008 for loans with the same or similar terms. Any additional amounts drawn down under the long-term loan will bear interest at the rate per annum issued at the date of the borrowing by the People’s Bank of China for loans with a corresponding term as the term of such borrowing, or in the absence of such a rate, at a rate per annum determined by the lender. The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date.

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LONG-TERM BANK LOANS (continued)

Borrowings under the term loan agreement are guaranteed by our subsidiaries, Anyanag Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Ltd., are secured by Zhongpin Food Share on our prepared pork production facilities located at Changge City, Henan Province and are subject to various financial and non-financial covenants, including a debt to net worth ratio, a debt to EBIDTA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors. Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility.

In April 2008, Henan Zhongpin entered into a loan agreement with CITIC Industrial Bank pursuant to which Henan Zhongpin borrowed RMB 30 million ($4.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for the loans with the same or similar terms on the drawdown date (7.56% per annum on that drawdown date) and are payable on January 23, 2010. The accrued interest on this loan is payable on the 20th of each month since the drawdown date. Borrowings under the loan agreement are guaranteed by a related party located in Henan Province.

In May 2002, Henan Zhongpin entered into a loan agreement with China Communication Bank, Zhengzhou Branch, which is the intermediary bank for a 40-year term loan in the amount of $2,504,969 from the Canadian government. Under the terms of the loan agreement, 58% of the principal amount ($1,452,882) of this loan bears interest at the fixed rate of 6.02% per annum and remaining principal amount of this loan is interest free. The loan is repayable in a fixed amount of $145,671, which includes principal and interest, that is payable on a semi-annual basis through May 15, 2042. Borrowings under the loan agreement are guaranteed by the Financing Department, Henan Province.

9. EQUITY TRANSACTIONS

During six months ended June 30, 2008, warrants to purchase an aggregate of 225,000 shares of common stock were exercised with an exercise price per share of $5.00 and warrants to purchase an aggregate of 45,338 shares of common stock were exercised with an exercise price per share of $5.50. We received net proceeds from these transactions in the aggregate amount of approximately $1.24 million, after payment of a 10% commission to the placement agent in accordance with the relevant retainer agreements.

During the six months ended June 30, 2008, warrants to purchase an aggregate of 72,187 shares of common stock with an exercise price per share of $8.00 were exercised on a cashless basis. In connection with these transactions, we issued an aggregate of 24,256 shares of common stock and we received no cash from such issuances. For cash flow purposes, these transactions were non-cash transactions.

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. EQUITY TRANSACTIONS (continued)

During the six months ended June 30, 2008, warrants to purchase 88,625 units were exercised on a cashless basis. Each unit is comprised of two shares of Series A preferred stock and a five-year warrant to purchase one share of common stock with the exercise price of $5.00 per share. At the time of exercise of the unit warrants, the holders also exercised the underlying warrants to purchase common stock. In connection with these transactions, we issued an aggregate of 176,443 shares of common stock and we receive no cash proceeds from such issuances. For cash flow purpose, these transactions were non-cash transactions.

During the six months ended June 30, 2008, an aggregate of 895,800 shares of our Series A convertible preferred stock were converted into 895,800 shares of common stock. For cash flow purposes, these transactions were non-cash transactions.

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to common shareholders	$15,809,570	$8,189,523	$8,521,809	$4,179,764
Net income (loss) used in computing diluted earnings per share	15,809,570	8,189,523	8,521,809	4,179,764

Denominator:
Weighted average common shares outstanding – basic	29,375,615	19,343,476	29,417,845	19,629,240
Potential diluted shares from stock options granted	465,575	943,069	405,090	1,003,993
Weighted average common share outstanding – diluted	29,841,190	20,286,545	29,822,935	20,633,233

Basic earnings per share	$0.54	$0.42	$0.29	$0.21
Diluted earnings per share	$0.53	$0.40	$0.29	$0.20

11. SEGMENT REPORTING

We operate in two business segments: pork and pork products, and vegetables and fruits.

Our pork and pork products segment is involved primarily in the processing of live market hogs into fresh, frozen and processed pork products. This segment sells pork and pork products domestically to branded stores, food retailers, food service distributors, hotel chains, restaurants and non-commercial foodservice establishments, such as schools, governments, healthcare facilities, the military and other food processors, as well as to certain international markets in a limited scope.

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SEGMENT REPORTING (continued)

Our vegetables and fruits segment is involved primarily in the processing of frozen vegetables and fruits. We contract with more than 100 farms in Henan Province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes. The proximity of the contracted farms to our operations ensures freshness from harvest to processing. We contract with those farms to grow more than 20 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans and strawberries.

	Sales by Segment (U.S. dollars in millions)
	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled pork	$127.00	$61.36	$71.91	$32.88
Frozen pork	89.11	42.49	48.95	22.20
Prepared pork products	25.19	11.83	13.23	5.98
Vegetables and Fruits	4.95	3.79	3.43	2.62
	$246.25	$119.47	$137.52	$63.68

Gross Margin:
Pork products	12.64%	13.24%	12.36%	12.71%
Vegetables and fruits	16.16%	15.99%	15.40%	15.99%

	As of June 30, 2008 (U.S. dollars in millions)
	Pork and Pork	Vegetables
	Products	and Fruits	Total

Receivables	$20.04	$0.41	$20.45
Inventory	25.64	0.62	26.26
Property and equipment	81.52	1.67	83.19

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

Overview

We are principally engaged in the meat and food processing and distribution business in the PRC. Currently, we have ten processing plants located in Henan, Heilongjiang and Sichuan Provinces and in Tianjin City in the PRC, with a total of 17 production lines. Our current total production capacity for chilled pork and frozen pork is 1,088 metric tons per day, based on an eight-hour working day, or approximately 391,560 metric tons on an annual basis. We also have production capacity for prepared meats of 70 metric tons per eight-hour day (or approximately 25,200 metric tons on an annual basis) and for fruits and vegetables of 73 metric tons per eight-hour day, including the average production capacity of approximately eight metric tons per day supplied by OEM partners, or approximately 26,280 metric tons on an annual basis. We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

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

In addition, we plan to invest a total of $11 million to expand and upgrade our production line for fruits and vegetables in our production facilities located in Changge City, Henan Province. The additional production lines are expected to cost $6 million and the remaining $5 million will be invested in a refrigerated storage warehouse for our fruits and vegetables, frozen pork and other frozen products. This new production line will be designed to expand our production capacity for fruits and vegetables by 83 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis, and is expected to be put into operation in the fourth quarter of fiscal 2008.

We are also working on a number of smaller projects to support our expanding operations, including a waste water solution system for our production facilities in Changge City, Henan Province, which is expected to be put into operation in the fourth quarter of fiscal 2008 at a cost of approximately $0.7 million, a storage facility for our production facilities in Changge City, which is expected to be completed in the third quarter of fiscal 2008 at a cost of approximately $1.9 million, and the first phase of a residential dormitory complex for our production facilities in Changge City, which is expected to be completed in the fourth quarter of fiscal 2008 at a cost of approximately $4.0 million.

In June 2008, we placed into operation our new production facility in western Henan Province that has a production capacity of 195 metric tons per eight-hour working day, or approximately 70,000 metric tons on an annual basis. Approximately 60% of the production capacity at that facility was designed for chilled pork and the remaining approximately 40% was designed for frozen pork.

Our products are sold under the “Zhongpin” brand name. At June 30, 2008, our customers included 17 international or domestic fast food companies in the PRC, 39 export-registered processing factories and 1,625 school cafeterias, factory canteens, army posts and national departments. At such date, we also sold directly to 2,960 retail outlets, including supermarkets, within the PRC.

Since 2001, we have been one of the “leading agricultural industrial enterprises” in the PRC. Over the past five fiscal years, we achieved a compound annual growth rate of 77% in terms of revenues and 86% in terms of net profits. We have established distribution networks in 24 provinces, including four cities with special legal status, in the North, East, South and South Midland of the PRC, and also have formed strategic partnerships with leading supermarket chains and the food industry in the PRC. In addition, we export products to the European Union, Southeast Asia, Russia and South Africa.

With the recent increases in pork prices in the PRC and the appreciation of the RMB against the U.S. dollar and other foreign currencies, we believe the dynamics of the international pork trade have changed over the past year, with exports of pork and pork products declining and imports of such products starting to increase. We believe we are well positioned to benefit from this change, both in the domestic market in the PRC and in the international market. In response to these changes in the marketplace, we are seeking to establish relationships with several multinational companies, as we believe there are now opportunities to import certain kinds of frozen pork and deep-processing pig by-products.

As of June 30, 2008, we had 3,890 employees, of whom 2,733 were operating personnel, 806 were sales personnel, 69 were research and development personnel and 282 were administrative personnel.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate, on an on-going basis, our estimates for reasonableness as changes occur in our business environment. We base our estimates on experience, the use of independent third-party specialists, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments, estimates and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following are our critical accounting policies:

Revenue Recognition.  We recognize revenues generated from sales of various meat products and vegetables and fruits when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements and the collectibility of these sales is reasonably assured. Since the products sold by our company are primarily perishable and frozen food products, the right of return is only for a few days and has been determined to be insignificant by the management of our company. Accordingly, no provision has been made for returnable goods. Revenues presented on our consolidated statements of income and comprehensive income are net of sales taxes.

Accounts Receivable. We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that have not been collected within one year plus an amount equal to the sum of 10% of the aggregate amount of the accounts receivable of our wholly-owned subsidiary, Henan Zhongpin Food Share Co., Ltd., plus 5% of the aggregate amount of the accounts receivable less than one year old for all of our other subsidiaries. As of June 30, 2008, we were successful in collecting $37,200, or approximately 44%, of our doubtful accounts that were outstanding at December 31, 2007 for longer than one year, and $17.92 million, or approximately 95%, of our doubtful accounts that were outstanding at December 31, 2007 for one year or less. It is management’s belief that the current bad debt allowance adequately reflects an appropriate estimate based on management’s judgment.

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

Impairment Of Long-Lived Assets. We have assessed the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” We compute our provision for income taxes based on the statutory tax rates and tax planning opportunities available to us in the PRC. Significant judgment is required in evaluating our tax positions and determining our annual tax position.

Results of Operations

In fiscal 2008, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last five years. The construction of our new plant in western Henan Province has been completed on schedule and was placed into operation on June 29, 2008. The construction of our new plant in eastern Henan Province is expected to be completed on schedule in the forth quarter of fiscal 2008. The construction of our new prepared meat facility with 28,800 tons of capacity should be completed on schedule in the third quarter of 2008, and production at that facility should begin by the end of that quarter. The construction of our new fruit and vegetable facility with 30,000 tons of capacity is also expected to be completed as scheduled, and production at that facility should begin by the end of the fourth quarter of 2008. In fiscal 2008, we expect to continue to expand our distribution channel and develop new markets. Through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty. We also intend to further streamline our supply chain management to build a unified, safe and efficient cold-chain logistics system. In addition, working with China Agriculture University, we have established the Henan Province Prepared Meat Products Technology Research Center, which has been certified by the Technology Bureau of Henan Province. We expect the establishment of this research center to increase our research and development capability. We also have invested in training and human resources development so that we will be able to sustain a rapid and healthy growth while maintaining a satisfactory profit margin.

In the remaining two quarters of fiscal 2008, we expect steady growth in sales of our pork and pork products. While the supply of live hogs in the PRC has started to relax and the price of live hogs has dropped slightly, we expect to experience further improvement in the hog supply in the second half of fiscal 2008. Based on our results for the first half of fiscal 2008, we remain confident in our ability to reach our 2008 earnings guidance we disclosed earlier this year. We also expect to increase our market share in the meat and meat products segment of our target markets in fiscal 2008.

Comparison of Three Months Ended June 30, 2008 and June 30, 2007

Revenue. Total revenue increased from $63.68 million for the three months ended June 30, 2007 to $137.53 million for the three months ended June 30, 2008, which represented an increase of $73.85 million, or approximately 116%. The increase in revenues was primarily due to increased prices for pork and pork products and increased sales volume of our pork and pork products. During the three months ended June 30, 2008, we sold a total of 60,385 metric tons of pork and pork products and fruits and vegetables, which represented an increase of approximately 19,970 metric tons, or 49%, from the 40,415 metric tons we sold during the three months ended June 30, 2007.

During the three months ended June 30, 2008, we added two additional showcase stores, five additional “branded” retail stores and seven additional supermarket counters (for a total of 116, 934 and 1,910 showcase stores, “branded” retail stores and supermarket counters, respectively, at June 30, 2008), compared to two, 16 and 32 additional showcase stores, “branded” retail stores and supermarket counters, respectively (for a total of 107, 901 and 1,855 showcase stores, “branded” retail stores and supermarket counters, respectively, at June 30, 2007), during the three months ended June 30, 2007. In addition, during the three months ended June 30, 2008, we expanded our marketing and sales efforts to include two additional second-tier cities (for a total of 97 second-tier cities at June 30, 2008) and seven additional third-tier cities (for a total of 300 third-tier cities at June 30, 2008), compared to the three additional second-tier cities (for a total of 84 second-tier cities at June 30, 2007) and nine additional third-tier cities (for a total of 255 third-tier cities at June 30, 2007) during the three months ended June 30, 2007.

During the three months ended June 30, 2008, revenues from sales to branded stores increased to $55.70 million, which represented an increase of $25.86 million, or approximately 87%, as compared to the three months ended June 30, 2007. During the three months ended June 30, 2008, revenues from sales to food service distributors increased to $39.74 million, which represented an increase of $28.27 million, or approximately 246%, as compared to the three months ended June 30, 2007. During the three months ended June 30, 2008, revenues from sales to restaurants and non-commercial customers increased to $40.70 million, which represented an increase of $22.40 million, or approximately 122%, as compared to the three months ended June 30, 2007. During the three months ended June 30, 2008, revenues from export sales decreased to $1.38 million, which represented a decline of $2.72 million, or approximately 66%, as compared to the three months ended June 30, 2007. The decrease in export sales was primarily due to the reduction of our export sales efforts during the 2008 period due to the higher gross profit margins we could achieve during that period by selling our pork products domestically in the PRC. Within these four distribution channels, the percentage of growth was highest for food service distributors.

The following table sets forth our revenues by sales channel for the three-month periods ended June 30, 2008 and 2007.

	Sales by Distribution Channel (U.S. dollars in millions)
	Three Months Ended June 30,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Branded stores	$55.70	$29.80	$25.90	87%
Food services distributors	39.74	11.47	28.27	246%
Restaurants and non-commercial	40.70	18.30	22.40	122%
Export	1.38	4.10	(2.72)	(66%)
Total	$137.52	$63.70

Cost of sales. Cost of sales increased from $55.50 million for the three months ended June 30, 2007 to $120.42 million for the three months ended June 30, 2008, which represented an increase of $64.92 million, or approximately 117%. The gross profit margin (total sales revenue divided by cost of sales) decreased from 12.84% for the three months ended June 30, 2007 to 12.44% for the three months ended June 30, 2008. The slight decrease in gross profit margin during the 2008 period was primarily due to an increase in the cost of raw materials, which was offset, in part, by an increase in the market prices for pork products.

General and administrative expenses. General and administrative expenses increased from $2.10 million for the three months ended June 30, 2007 to $5.44 million for the three months ended June 30, 2008, which represented an increase of $3.34 million, or approximately 159%. As a percentage of revenues, general and administrative expenses increased from 3.30% for the three months ended June 30, 2007 to 3.96% for the three months ended June 30, 2008.

During the three months ended June 30, 2007, we incurred a non-cash compensation expense in the amount of $0.56 million in connection with the release from escrow to certain of our employees of shares of common stock that had been deposited into escrow by such employees in connection with our January 2006 private placement. Under U.S. generally accepted accounting principles, the release of any of such escrow shares to any of our employees based on our fulfillment of stated performance thresholds constituted a compensatory plan to such employees, which required us to record a corresponding compensation expense in our financing statements. As we satisfied the performance thresholds for fiscal 2007, a percentage of the escrowed shares were released to employee stockholders in April 2008. There was no such non-cash compensation expense incurred in fiscal 2008.

The increase of general and administrative expenses during the three months ended June 30, 2008 was primarily the result of significant increases in advertising expenses, stock option expenses, training expenses, research and development expenses and depreciation expenses.

Operating expenses. Operating expenses increased from $1.12 million for the three months ended June 30, 2007 to $2.33 million for the three months ended June 30, 2008, which represented an increase of $1.21 million, or approximately 108%. The increase in operating expenses was primarily the result of the increased sales of pork and pork products. As a percentage of revenue, operating expenses decreased from 1.76% for the three months ended June 30, 2007 to 1.70% for the three months ended June 30, 2008.

Interest expense. Interest expense increased from $0.63 million for the three months ended June 30, 2007 to $1.17 million for the three months ended June 30, 2008, which represented an increase of $0.54 million, or approximately 86%. The increase in interest expense was primarily a result of increased short-term bank loans and long-term bank loans.

Interest income, government subsidies, other income and exchange gain. Interest income, government subsidies, other income and exchange gain increased from $0.25 million for the three months ended June 30, 2007 to $0.82 million for the three months ended June 30, 2008. This increase was primarily the result of an increase of $0.43 million in interest income due to our higher cash balances and higher interest rates, and an increase of $0.43 million in government subsidies due to the new subsidies we received from the government during the three months ended June 30, 2008 to support our information technology development.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.07 million in the provision for income taxes for the three months ended June 30, 2008 over the three months ended June 30, 2007 resulted from an increase of $0.67 million in our net income from the sale of prepared products during the three months ended June 30, 2008.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

Revenue. Total revenue increased from $119.47 million for the six months ended June 30, 2007 to $246.25 million for the six months ended June 30, 2008, which represented an increase of $126.78 million, or approximately 106%. The increase in revenues was primarily due to increased prices for pork and pork products, combined with our increased sales volume during the six months ended June 30, 2008. During the six months ended June 30, 2008, we sold a total of 113,315 metric tons of pork and pork products and fruits and vegetable, which represented an increase of approximately 26,051 metric tons, or approximately 30%, from the 87,264 metric tons we sold during the six months ended June 30, 2007.

During the six months ended June 30, 2008, we added three additional showcase stores, seven additional “branded” retail stores and 11 additional supermarket counters, compared to 11, 45 and 86 additional showcase stores, “branded” retail stores and supermarket counters, respectively during the six months ended June 30, 2007. In addition, during the six months ended June 30, 2008, we expanded our marketing and sales efforts to include four additional second-tier cities and 13 additional third-tier cities, compared to the nine additional second-tier cities and 29 additional third-tier cities during the six months ended June 30, 2007.

During the six months ended June 30, 2008, revenues from sales to branded stores increased to $100.50 million, which represented an increase of $44.60 million, or approximately 80%, as compared to the six months ended June 301, 2007. During the six months ended June 30, 2008, revenues from sales to food service distributors increased to $67.36 million, which represented an increase of $45.36 million, or approximately 206%, as compared to the six months ended June 30, 2007. During the six months ended June 30, 2008, revenues from sales to restaurants and non-commercial customers increased to $74.73 million, which represented an increase of $42.13 million, or approximately129%, as compared to the six months ended June 30, 2007. During the six months ended June 30, 2008, revenues from export sales decreased to $3.66 million, which represented a decline of $5.34 million, or approximately 59%, as compared to the six months ended June 30, 2007. The decrease in export sales was primarily due to the reduction of our export sales efforts during the 2008 period due to the higher gross profit margins we could achieve during that period by selling our pork products domestically in the PRC. Within these four distribution channels, the percentage of growth was highest for food service distributors.

The following table sets forth our revenues by sales channel for the six-month periods ended June 30, 2008 and 2007.

	Sales by Distribution Channel (U.S. dollars in millions)
	Six Months Ended June 30,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Branded stores	$100.50	$55.90	$44.60	80%
Food services distributors	67.36	22.00	45.36	206%
Restaurants and non-commercial	74.73	32.60	42.13	129%
Export	3.66	9.00	(5.34)	(59%)
Total	$246.25	$119.50

Cost of sales. Cost of sales increased from $103.55 million for the six months ended June 30, 2007 to $214.96 million for the six months ended June 30, 2008, which represented an increase of $111.41 million, or approximately 108%. The gross profit margin decreased from 13.33% for the six months ended June 30, 2007 to 12.71% for the six months ended June 30, 2008. The decrease in gross profit margin during the 2008 period was primarily due to an increase in the cost of raw materials, which was offset, in part, by an increase in the market prices for pork products.

General and administrative expenses. General and administrative expenses increased from $4.07 million for six months ended June 30, 2007 to $9.84 million for the six months ended June 30, 2008, which represented an increase of $5.77 million, or approximately 142%. As a percentage of revenues, general and administrative expenses increased from 3.41% for the six months ended June 30, 2007 to 4.00% for the six months ended June 30, 2008.

During the six months ended June 30, 2007, we incurred a non-cash compensation expense in the amount of $1.12 million in connection with the release from escrow to certain of our employees of shares of common stock that had been deposited into escrow by such employees in connection with our January 2006 private placement as discussed above.

The increase of general and administrative expenses during the six months ended June 30, 2008 was primarily the result of significant increases in advertising expenses, stock option compensation expenses, training expenses, research and development expenses and depreciation expenses.

Operating expenses. Operating expenses increased from $2.24 million for the six months ended June 30, 2007 to $4.32 million for the six months ended June 30, 2008, which represented an increase of $2.08 million, or approximately 93%. The increase in operating expenses was primarily the result of the increased sales of our pork and pork products. As a percentage of revenue, operating expenses decreased from 1.88% for the six months ended June 30, 2007 to 1.75% for the six months ended June 30, 2008.

Interest expense. Interest expense increased from $1.07 million for the six months ended June 30, 2007 to $1.97 million for the six months ended June 30, 2008, which represented an increase of $0.90 million, or approximately 84%. The increase in interest expense was primarily a result of increased short-term bank loans and long-term bank loans.

Interest income, government subsidies, other income and exchange gain. Interest income, government subsidies, other income and exchange gain increased from $0.27 million for the six months ended June 30, 2007 to $1.64 million for the six months ended June 30, 2008. This increase was primarily the result of an increase of $1.04 million in interest income due to the increased cash balance in the bank, combine with higher interest rate.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.38 million in the provision for income taxes for the six months ended June 30, 2008 over the six months ended June 30, 2007 resulted from an increase of $2.12 million in our net income from the sale of prepared products during the six months ended June 30, 2008.

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

The following tables set forth our revenues, sales in metric tons and production processed in metric tons by segment for the three-month and six-months periods ended June 30, 2008 and 2007.

	Sales by Segment (in metric tons)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	29,435	20,395	53,554	43,743
Frozen pork	20,881	14,185	39,369	30,988
Prepared pork products	5,720	3,348	11,389	6,686
Vegetables and Fruits	4,349	2,487	6,629	4,670
Total	60,385	40,415	110,941	86,087

	Production by Segment (in metric tons)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	29,581	20,589	53,798	43,743
Frozen pork	22,774	14,320	41,159	31,125
Prepared pork products	5,794	3,588	11,481	6,945
Vegetables and Fruits	4,331	2,334	6,877	5,451
Total	62,480	40,831	113,315	87,264

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products at December 31, 2005, 2006, 2007 and June 30, 2008.

	Year Ended December 31,			Six Months Ended
	2005	2006	2007	June 30, 2008
No. of products	168	229	270	285
No. of retail stores	2,100	2,721	2,939	2,960
Expansion of Market Coverage
No. of Provinces	24	24	24	24
No. of first-tier cities	29	29	29	29
No. of second-tier cities	44	75	93	97
No. of third-tier cities	142	226	287	300

Liquidity and Capital Resources

At December 31, 2007 and June 30, 2008, we had cash and cash equivalents of $45.14 million and $57.96 million, respectively. Our debt to asset ratio (total debt to total assets), current ratio (total current assets to total current liabilities) and quick ratio (total current assets minus inventory and VAT recoverable, divided by total current liabilities) at June 30, 2008 were 41%, 119% and 88%, respectively.

For six months ended June 30, 2008, net cash provided by operating activities was $31.77 million, which consisted of $34.24 million of cash provided by operating activities, netted by $2.47 million of cash used in operating activities. The cash provided by operating activities of $34.24 million consisted of primarily of our net profit of $15.81 million, an increase of $5.09 million in deposits from customers primarily due to the increased deposit amounts we required for customized orders from our customers, an increase of $1.94 million in our taxes payable, an aggregate amount of $1.88 million in our depreciation expense due to the increased facilities, an increase of $1.55 million in purchase deposits due to the increased customized pork products orders from our customers for which we required certain amount of purchase deposits, an increase of $1.53 million in accounts payable and an aggregate amount of approximately $6 million from the increased of other payable, accrued liability and the decrease of inventory, other receivable and other items. Net cash used in operating activities of $ 2.47 million during the six months ended June 30, 2008 consisted primarily of an increase of $1.63 million in our VAT recoverable and an increase of $0.82 million in accounts receivable due to the increased sales during the six months ended June 30, 2008.

Net cash used in investing activities was $49.85 million in six months ended June 30, 2008. At June 30, 2008, our investment in facilities construction in progress increased by approximately $46.49 million as compared to the amount of such investment at December 31, 2007 due to our new production capacity expansion program. During the six months ended June 30, 2008, a total of $3.08 million was invested in the purchase of fixed assets.

Net cash provided by financing activities was $30.22 million during six months ended June 30, 2008. During the six months ended June 30, 2008, cash provided by financing activities included net proceeds from short-term loans of $20.41 million, net proceeds from long-term loans of $9.92 million and the net proceeds of $1.24 million from the exercise of certain of our outstanding stock purchase warrants. The net cash used in financing activities included the repayment of short-term bank loans in the aggregate amount of $38.84 million and the repayment of bank notes in amount of $1.17 million.

At June 30, 2008, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $71.76 million with the interest rate ranging from 6.84 % to 7.84% per annum.

Bank	Amount Borrowed	Interest Rate	Maturity Date
Agriculture Bank of China	$2,770,043	7.29%	12/14/2008
	2,915,834	7.47	12/28/2008
	1,020,542	7.47	01/21/2009

Industrial and Commercial Bank of China	728,959	6.84%	07/22/2008

Rabobank Nederland Shanghai	2,915,834	7.47%	11/20/2008

Agriculture Development Bank of China	7,289,586	7.47%	04/27/2009
	7,289,586	7.47	05/11/2009
	10,497,004	7.47	05/28/2009
	4,082,168	7.47	05/28/2009

Shanghai Pudong Development Bank of China	3,061,626	7.47%	03/28/2009
	1,312,125	7.47	03/26/2009
	3,790,585	7.47	03/25/2009

Bank of China	8,018,545	7.10%	02/21/2009

China Merchants Bank	4,373,752	7.47%	05/20/2009
	2,915,834	7.47	06/27/2009

Guangdong Development Bank	4,373,752	7.29%	12/11/2008

China Communication Bank	4,373,752	7.84%	01/03/2009

City Finance – short-term	29,158		Extendable
Total	$71,758,685

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a one-year short-term loan RMB 20 million ($2.9 million) and a three-year term loan of up to RMB 80 million ($11.7 million). Upon execution of the credit agreement, the full amount of the short-term loan was funded by the bank. On June 10, 2008, the first 50% of the long-term loan was funded by the bank. The remaining 50% of the long-term loan may be drawn down by Henan Zhongpin on or prior to September 11, 2008, subject to the satisfaction by Henan Zhongpin of certain conditions precedent. Amounts currently outstanding under the long-term loan bear interest at the rate of 7.56% per annum, which was the interest rate published by the People’s Bank of China on June 10, 2008 for loans with the same or similar terms. Any additional amounts drawn down under the long-term loan will bear interest at the rate per annum issued at the date of the borrowing by the People’s Bank of China for loans with a corresponding term as the term of such borrowing, or in the absence of such a rate, at a rate per annum determined by the lender. The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date.

Borrowings under the term loan agreement are guaranteed by our subsidiaries, Anyanag Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Ltd., are secured by mortgages on our prepared pork production facilities located in Changge City, Henan Province and are subject to various financial and non-financial covenants, including a debt to net worth ratio, a debt to EBIDTA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors. Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility.

In April 2008, Henan Zhongpin entered into a loan agreement with CITIC Industrial Bank pursuant to which Henan Zhongpin borrowed RMB 30 million ($4.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for the loans with the same or similar terms on the drawdown date (7.56% per annum on that drawdown date) and are payable on January 23, 2010. The accrued interest on this loan is payable on the 20th of each month since the drawdown date. Borrowings under the loan agreement are guaranteed by a related party located in Henan Province.

In May 2002, Henan Zhongpin entered into a loan agreement with China Communication Bank, Zhengzhou Branch, which is the intermediary bank for a 40-year term loan in the amount of $2,504,969 from the Canadian government. Under the terms of the loan agreement, 58% of the principal amount ($1,452,882) of this loan bears interest at the fixed rate of 6.02% per annum and remaining principal amount of this loan is interest free. The loan is repayable in a fixed amount of $145,671, which includes both principal and interest, that is payable on a semi-annual basis through May 15, 2042. Borrowings under the loan agreement are guaranteed by the Financing Department, Henan Province.

We believe our existing cash and cash equivalents, together with our available lines of credit, will be sufficient to finance our investment in new facilities, operating requirements and anticipated capital expenditures of approximately $31.13 million over the next 12 months. We intend to use such funds over the next 12 months to fund our capacity expansion and the construction of supporting facilities and to supplement our working capital requirements to enable us to strengthen our market position and accelerate our growth.

Contractual Commitments

The following table summarizes our contractual obligations at June 30, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$11,913	$146	$10,497	$219	$1,052
Capital lease obligations	—	—	—	—	—
Operating lease obligations	432	359	73	—	—
Total	$12,345	$505	$10,570	$219	$1,052

Inflation and Seasonality

While demand for our products in general is relatively high before the Chinese New Year in January or February each year and lower thereafter, we do not believe our operations have been materially affected by inflation or seasonality.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact that the adoption of SFAS No. 141R may have on its financial position, results of operations, and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008 but was amended on February 6, 2008 to defer the effective date one year for certain non-financial assets and liabilities. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company has not applied fair value accounting as of the adoption date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133” (“Statement 161”). Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has currently not determined the potential effects on the consolidated financial statements, if any.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect that the adoption of SFAS 162 will have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As the Company does not have convertible debt at this time and expect that the adoption of FSP APB 14-1 will have no effect on its consolidated results of operations and financial condition.

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

Interest Rate Risk. We do not have significant interest rate risk as the interest we pay on substantially all of our debt obligations is calculated at a fixed rate in accordance with the terms of such indebtedness.

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

In late April 2008, Child, Van Wagoner & Bradshaw, PLLC, our independent registered accounting firm at that time, advised our board of directors and the audit committee of our board that during its audit of our consolidated financial statements for the year ended December 31, 2007 the following matters were identified involving our internal control over financial reporting that it considered to be significant deficiencies under the standards established by the Public Company Accounting Oversight Board (“PCAOB”):

•	the lack of a system of timely recording certain cash receipts and disbursements;

•	the need to hire additional accounting personnel to prepare, supervise and review general ledger reconciliations at our subsidiaries; and

•	our failure to have an effective method of accounting for certain non-routine transactions and estimates.

In response to the deficiencies identified, we have taken steps to strengthen our internal control over financial reporting. In particular, we have evaluated and continue to evaluate the roles and functions of the accounting personnel within our corporate accounting department and intend to add permanent personnel resources to support internal control over financing reporting. In addition, as reported in our annual report on Form 10-K for the year ended December 31, 2007, we have retained Horwath International, an independent third party consulting firm, to assist our management team in evaluating our internal controls and procedures. As of the date of this report, Horwath International has identified the following matter involving our internal control over financial reporting that it considered to be a significant deficiency under the standards established by the PCAOB:

•	the lack of a system of tracking, updating and evaluating changes in U.S. GAAP and PRC GAAP.

We are in the process of resolving the above-listed deficiencies and, as relates to the tracking of changes in accounting standards, have begun creating a detailed system of analyzing, assessing and documenting the effect of any changes in the U.S. and PRC accounting standards on our financial reporting, profit and loss, and internal control procedures. Management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate, to address the control deficiencies described herein.

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

ZHONGPIN INC.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

During the six months ended June 30, 2008, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Zhongpin Inc.
(Company)

Date: August 11, 2008

By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

By:	/s/ Yuanmei Ma
Yuanmei Ma
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

10.1*	Term Loan Facility dated May 6, 2008 between Henan Zhongpin Food Share Co., Ltd. and Rabobank Nederland Shanghi Branch.

31.1*	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith