Form 10-Q
period 2008-09-30
ZHONGPIN INC.
filed 2008-11-10
CIK 1277092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ To ____________________

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

As of October 27, 2008, 27,471,585 shares of the registrant’s common stock, and 2,129,200 shares of the registrant’s Series A convertible preferred stock, each such share convertible into one share of the registrant’s common stock, were outstanding.

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

The results of operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$54,177,858	$45,142,135
Restricted cash	5,352,014	3,559,401
Bank notes receivable	2,054,082	—
Accounts receivable, net of allowance for doubtful accounts of $2,345,021 and $1,341,872	17,435,950	18,982,312
Other receivables	1,995,784	4,826,279
Purchase deposits	9,425,477	6,059,782
Prepaid expenses and deferred charges	240,042	1,680,679
Inventories	22,846,850	25,922,125
VAT recoverable	7,900,828	4,350,795
Total current assets	121,428,885	110,523,508

Property, plant and equipment (net)	113,851,995	66,429,654
Construction in progress	42,814,682	16,811,740
Land use rights	25,157,893	23,339,142
Total assets	$303,253,455	$217,104,044

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$6,026,935	$4,145,842
Other payables	11,856,580	8,746,845
Bank notes payable	2,209,164	6,160,502
Accrued liabilities	6,983,464	3,014,600
Short-term bank loans payable	69,544,470	47,668,592
Deposits from customers	4,701,742	1,876,665
Research and development grants payable	457,072	490,288
Long-term bank loans payable-current portion	145,671	145,671
Tax payable	633,043	202,676
Total current liabilities	102,558,141	72,451,681

Long-term loans payable	17,762,467	1,634,769

Total liabilities	120,320,608	74,086,450

Equity
Preferred stock: par value $0.001; 25,000,000 authorized; 2,229,200 and 3,125,000 shares issued and outstanding	2,229	3,125
Common stock: par value $0.001; 100,000,000 authorized; 27,371,585 and 25,891,567 shares issued and outstanding	27,372	25,892
Additional paid in capital	102,479,375	100,070,571
Retained earnings	60,592,012	34,732,049
Accumulated other comprehensive income	19,831,859	8,185,957
Total equity	182,932,847	143,017,594
Total liabilities and equity	$303,253,455	$217,104,044

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
Sales revenues	$153,752,841	$71,312,992	$400,007,165	$190,783,230
Cost of sales	(134,166,298)	(61,641,917)	(349,125,172)	(165,192,668)
Gross profit	19,586,543	9,671,075	50,881,993	25,590,562

Operating expenses
General and administrative expenses	(5,199,366)	(2,419,576)	(15,044,238)	(6,488,794)
Selling expenses	(3,032,930)	(1,067,048)	(7,348,563)	(3,311,409)
Total operating expenses	(8,232,296)	(3,486,624)	(22,392,801)	(9,800,203)

Income from operations	11,354,247	6,184,451	28,489,192	15,790,359

Other income (expense)
Interest income	118,304	42,932	1,288,629	169,856
Other income (expenses)	64,439	101,339	(36,883)	238,315
Government subsidies	482,801	36,540	1,054,684	39,989
Interest expense	(1,768,414)	(701,616)	(3,741,767)	(1,772,957)
Total other income (expense)	(1,102,870)	(520,805)	(1,435,337)	(1,324,797)

Net income before taxes	10,251,378	5,663,646	27,053,856	14,465,562
Provision for income taxes	200,986	370,509	1,193,893	982,902

Net income	$10,050,392	$5,293,137	$25,859,963	$13,482,660

Foreign currency translation adjustment	1,875,399	1,162,162	11,645,902	2,697,417
Comprehensive income	$11,925,791	$6,455,299	$37,505,865	$16,180,077

Basic earnings per common share	$0.34	$0.27	$0.90	$0.86
Diluted earnings per common share	$0.34	$0.23	$0.89	$0.65
Basic weighted average shares outstanding	29,543,640	19,259,575	28,587,297	15,604,355
Diluted weighted average shares outstanding	29,905,010	23,421,587	29,019,128	20,878,935

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars) ( Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$25,859,963	$13,482,660
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	3,194,119	1,318,451
Amortization	321,975	247,493
Provision for allowance for bad debt	876,515	—
Warrant expense	145,791	15,950
Non-cash compensation expense	1,026,674	1,715,999

Changes in operating assets and liabilities:
Accounts receivable	2,026,268	(7,553,889)
Other receivables	3,106,460	(1,877,685)
Purchase deposits	(1,276,496)	(366,173)
Prepaid expense and deferred charges	(26,296)	(254,292)
Inventories	4,900,962	(5,799,057)
VAT recoverable	(3,131,223)	(443,004)
Accounts payable	1,523,517	5,507,172
Other payables	2,416,588	3,447,179
Research and development grants payable	15,729	(21,035)
Accrued liabilities	2,756,036	1,130,281
Taxes payable	1,300,681	(325,604)
Deposits from clients	2,608,668	4,956,464
Net cash provided by operating activities	47,645,931	15,180,910

Cash flows from investing activities:
Construction in progress	(57,838,392)	(27,345,849)
Additions to property and equipment	(10,691,673)	(5,627,248)
Additional to intangible assets	(370,161)	(7,556,552)
Proceeds on disposal of fixed assets	75,669	—
Net cash used in investing activities	(68,824,557)	(40,529,649)

Cash flows from financing activities:
Proceeds (repayment) from (of) bank notes	(6,293,518)	(65,214)
Proceeds from short-term bank loans	68,452,935	44,214,892
Repayment of short-term loans	(50,695,270)	(20,737,958)
Proceeds from long-term bank loans	15,752,767	—
Repayment of long-term bank loans	(195,111)	(146,188)
Proceeds from exercised warrants	1,236,923	16,010,511
Net cash provided by financing activities	28,258,726	39,276,043

Increase in restricted cash	(1,480,708)	(541,721)
Effect of rate changes on cash	3,436,331	1,094,616
Increase in cash and cash equivalents	9,035,723	14,480,199
Cash and cash equivalents, beginning of period	45,142,135	13,351,045
Cash and cash equivalents, end of period	$54,177,858	$27,831,244

Supplemental disclosures of cash flow information:
Cash paid for interest	3,691,752	1,791,177
Cash paid for income taxes	436,073	673,165

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

1.  ORGANIZATION AND NATURE OF OPERATIONS

Zhongpin Inc. (“Zhongpin”) was established under the laws of the State of Delaware on February 4, 2003.  Zhongpin is a public holding company holding an equity interest in its subsidiaries outside the U.S. Its operating subsidiaries are located in the People’s Republic of China (the “PRC”) and focus on two business segments: pork and pork products, and vegetables and fruits. The pork and pork products segment is involved primarily in the processing of live market hogs into fresh, frozen and processed pork products which are sold domestically to branded stores, food retailers, food service distributors, restaurants, hotel chains and non-commercial food service establishments, such as schools, governments, healthcare facilities, the military and other food processors, as well as to certain international markets in a limited scope. The vegetables and fruits segment is involved primarily in the processing of frozen vegetables and fruits that are sold to our branded stores and food retailers. Zhongpin and its subsidiaries is collectively referred to as “our company” “we,” “us” and “our.”

We hold a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which we hold a 100% interest in our China-based subsidiaries, each of which was organized under the laws of the PRC. Our China-based subsidiaries include the following:

Name	Date Of Incorporation	Registered Capital	Percentage of Ownership
Henan Zhongpin Food Company, Ltd.	Sep. 15, 2005	84,300,000 USD	100%

Henan Zhongpin Food Share Company, Ltd.	Jan. 20, 2000	626,900,000 RMB	100%
		($82,011,411)

Henan Zhongpin Industry Co., Ltd.	Jan. 17, 2004	18,000,000 RMB	100%
		($2,173,913)

Henan Zhongpin Import and Export Trading Company	Aug. 11, 2004	5,060,000 RMB ($611,111)	100%

Zhumadian Zhongpin Food Company Limited	June 7, 2006	60,000,000 RMB ($8,585,399)	100%

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	4,800,000 RMB ($606,927)	100%

Henan Zhongpin Fresh Food Logistics Company Limited	Sept. 14, 2006	1,500,000 RMB ($189,665)	100%

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Name	Date Of Incorporation	Registered Capital	Percentage of Ownership
Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB ($1,967,799)	100%

Henan Zhongpin Business Development Company Limited	Sept. 27, 2006	5,000,000 RMB ($632,215)	100%

Heilongjiang Zhongpin Food Company Limited	Oct. 17, 2006	1,000,000 RMB ($126,406)	100%

Luoyang Zhongpin Food Company Limited	April 26, 2007	5,000,000 RMB ($647,677)	100%

Yongcheng Zhongpin Food Company Limited	June 1, 2007	5,000,000 RMB ($646,836)	100%

Tianjin Zhongpin Food Company Limited	Sept. 14, 2007	5,000,000 RMB ( $664,699 )	100%

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

FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS

The Renminbi (“RMB”), the national currency of the PRC, is the primary currency of the economic environment in which our China-based subsidiaries are operating. The United States dollar (“U.S. dollar”) is the functional currency used by Falcon and Zhongpin to record all of their activities. We use the U.S. dollar for financial reporting purposes.

We translate our subsidiaries’ assets and liabilities into U.S. dollars using the noon buying rate in the City of New York for cable transfers of RMB as certified for customs purposes by the Federal Reserve Bank of New York as of the balance sheet date. Our consolidated statements of operations and comprehensive income are translated at moving average exchange rates during the reporting period. Adjustments resulting from the translation of subsidiaries’ financial statements from the functional currency into U.S. dollars are recorded in shareholders’ equity as part of accumulated comprehensive income (loss) - translation adjustments. Gains or losses resulting from transactions in currencies other than the functional currency are reflected in our consolidated statements of operations and comprehensive income for the reporting periods.

REVENUE RECOGNITION

Revenues generated from the sales of various meat products and vegetables and fruits are recognized when these products are delivered to costumers in accordance with previously agreed upon pricing and delivery arrangement, and the collectibility of these sales is reasonably assured. Since the products sold by our company are primarily perishable and frozen food products, the right of return is only for a few days and has been determined to be insignificant by the management of our company. Accordingly, no provision has been made for returnable goods. Revenues presented on our consolidated statements of operations and comprehensive income are net of sales taxes.

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH AND CASH EQUIVALENTS

We consider all highly-liquid investments with maturity of three months or less to be cash equivalents. We maintain our cash accounts at credit-worthy financial institutions and closely monitor the movements of our cash positions.

RESTRICTED CASH

Under the terms of the credit agreements with certain of our lenders, Henan Zhongpin Food Share Co., Ltd. (“Henan Zhongpin”) has agreed to maintain with such lenders in a deposit account an amount of cash that will serve as collateral for its delivery of bank promissory notes of such lenders as payment instruments for its procurement purposes. The amount of bank promissory notes of such lenders that can be delivered by Henan Zhongpin can be up to twice the amount of such deposits. As such deposits may not be withdrawn by Henan Zhongpin without restriction, such cash deposits are presented as “restricted cash” on our consolidated balance sheets.

BANK NOTES RECEIVABLE

We accept notes issued only by banks during the normal course of business as payment for our products. These notes receivable are issued by commercial banks in the PRC, have maturity dates of up to 180 days and bear no interest. We can hold the bank notes until the maturity date and collect the amount from the issuing banks, or we can use the bank notes as a means for payment for goods or services we receive. We accrue no provision for bank notes because we believe that such bank notes have little risk of default in the PRC.

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

Based on the information available to management, we believe our allowance for doubtful accounts as of September 30, 2008 and December 31, 2007, respectively, were adequate. However, the actual write-off for any one period might exceed the recorded allowance.

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents allowance activities for our accounts receivable.

	September 30, 2008	December 31, 2007

Beginning balance	$1,341,872	$412,026
Additions charged to expense	1,003,149	929,846

Ending balance	$2,345,021	$1,341,872

OTHER RECEIVABLES

Other receivables consist primarily of advance to vendors other than hog farms to ensure preferential pricing and delivery. Other receivables also consist of cash advances to our employees for their potential expenses related to our business. These advances bear no interest and are expected to be repaid in cash. Repayment is typically required to be made in less than one year. Advances that are not expected to be repaid within one year are classified as non-current.

INVENTORIES

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work-in-progress and finished goods are composed of direct material, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

LAND USE RIGHTS

We do not own any of the parcels of land on which our plants are built as these parcels of land are owned by the PRC government. In the PRC, land use rights for commercial purposes are granted by the PRC government typically for a term of 50 years, and we are required to pay a lump sum of money to the State Land and Resource Department of the applicable locality to acquire such rights. In accordance with the provision of Statement of Financial Accounting No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), we capitalize the lump sum of money paid and amortize these land use rights by using the straight line method over the term of the land use license granted by the applicable governmental authority.

IMPAIRMENT OF LONG-LIVED ASSETS

We have adopted the provisions of the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No.144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment loss for the three or nine months ended September 30, 2008 and 2007.

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONSTRUCTION IN PROGRESS AND INTEREST CAPITALIZATION

Along with the expansion of our business model, we have continued to construct new production facilities during the nine months ended September 30, 2008. Once the construction projects have been put into service and all regulatory permits and approvals have been received, we expect to conclude the cost accumulation process. The interest costs related to these construction projects have been determined to be insignificant by management and we do not capitalize them during the construction process.

VALUE ADDED TAX

All China-based entities are subject to a value added tax (VAT) imposed by the PRC government on their sales of domestic products. Our VAT rates are 13% for chilled pork products, frozen pork products and vegetable and fruit products, and 17% for prepared meat products. The input VAT can be offset against the output VAT. The VAT payable or receivable balance presented on our consolidated balance sheets represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collection of output VAT instead of a receivable.

RESEARCH AND DEVELOPMENT

The PRC government regularly makes grants to certain China-based entities specifically to fund their research and development activities. We have received such grants and have recorded these grants as liabilities titled “Research & development grants payable” on our consolidated balance sheets. Qualifying research and development costs reduce the liability while non-qualifying research and development costs are expensed as incurred. Research and development costs were approximately $0.7 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively, and $1.9 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively.

EARNINGS (LOSS) PER SHARE

We present earnings per share in accordance with Statement of Financial Accounting Standards No.128, “Earnings per Share,” “SFAS No.128.” SFAS No. 128 replaced the calculation of primary and fully-diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings (loss) per share. Based on the fact that the voting rights and certain other characteristics of our Series A convertible preferred stock are the same as those of common stock, the outstanding shares of our Series A convertible preferred stock at each reporting period are deemed to be common shares outstanding. The number of outstanding shares subject to stock warrants and options at September 30, 2008 and 2007 was 3,347,936 shares and 5,274,580 shares, respectively. All of such securities are included in the computation of diluted earnings per share.

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

3. INVENTORIES

Inventories at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)

Raw materials	$2,620,190	$1,242,717
Work in progress	1,623,591	4,899,169
Finished goods	17,900,475	18,753,016
Low value consumables and packing materials	702,594	1,027,223
	$22,846,850	$25,922,125

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost at September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)

Plants and buildings	$73,771,365	$42,711,397
Machinery and equipment	44,939,136	26,964,304
Office furniture and equipment	2,013,315	818,528
Vehicles	2,305,312	1,491,544
Acquisition gain (loss)	(94,614)	-
Accumulated depreciation	(9,082,519)	(5,556,119)
	$113,851,995	$66,429,654

The depreciation and amortization expenses for the three months ended September 30, 2008 and 2007 were $1,317,586 and $546,665, respectively, and for the nine months ended September 30, 2008 and 2007 were $3,194,119 and $1,329,342, respectively.

5. LAND USE RIGHTS

Our land use rights at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)

Land use rights	$26,188,327	$23,989,174
Accumulated amortization	(1,030,434)	(650,032)
	$25,157,893	$23,339,142

The amortization of land use rights for the three months ended September 30, 2008 and 2007 were $103,255 and $94,250, respectively, and for the nine months ended September 30, 2008 and 2007 was $321,975 and $247,493, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. CONSTRUCTION IN PROGRESS

Construction in progress at September 30, 2008 and December 31, 2007 consisted of:

	Date or
	Estimated Date
Construction Project	Put in Service(1)	September 30, 2008	December 31, 2007
		(Unaudited)
Cooling storage and logistic hub in Changge industrial park	Completed	$—	$7,673,644
Production facility for chilled and frozen pork in Anyang	Completed	—	2,069,446
Production facility for chilled and frozen pork in Zhumadian	Completed	25,052	523,359
Supplies storage in Changge industrial plant	October 2008	1,796,050	—
Production facility for chilled and frozen pork in Luoyang	December 2008	899,674	6,481,730
Production line for prepared pork in Changge industrial plant	December 2008	11,258,423	—
The first phase of residential dormitory construction in Changge industrial park	December 2008	3,642,174	—
Waste water solution system in Changge industrial plant	December 2008	1,012,828	8,214
Waste water solution system in Deyang	December 2008	7,364	—
Replacement and maintenance in Changge industrial park	January 2009	1,236,172	—
Production facility for chilled and frozen pork in Yongcheng	January 2009	14,881,097	55,347
Production line for fruits and vegetables in Changge industrial park	January 2009	8,055,848	—
Total		$42,814,682	$16,811,740

(1)
Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

7. SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $69.5 million aggregate principal amount of short-term bank loans at September 30, 2008, loans in the principal amount of $36.2 million were secured by our plants located primarily in Henan Province and loans in the aggregate principal amount of $33.3 million were guaranteed by Henan Zhongpin Industry Co., Ltd. These loans bear interest at prevailing lending rates in the PRC ranging from 7.10 % to 7.84% per annum.

8. LONG-TERM BANK LOANS

Amounts outstanding under our long-term debt arrangements at September 30, 2008 and December 31, 2007 were as follows:

Bank	September 30, 2008	December 31, 2007
	(Unaudited)
Canadian Government Transfer Loan	$1,707,605	$1,780,440
Rabobank Nederland Shanghai	11,782,206	—
CITIC Industrial Bank	4,418,327	—
	17,908,138	1,780,440
Current portion	(145,671)	(145,671)
Total	$17,762,467	$1,634,769

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LONG-TERM BANK LOANS (continued)

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a one-year short-term loan of RMB 20 million ($2.9 million) and a three-year term loan of up to RMB 80 million ($11.8 million). Upon execution of the credit agreement, the full amount of the short-term loan was funded by the bank. On June 10, 2008, the first 50% of the long-term loan was funded by the bank. The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008. Amounts currently outstanding under the term loan bear interest at the rate of 7.56% per annum, which is the interest rate published by the People’s Bank of China on July 10, 2008 for loans with the same or similar terms. The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date.

Borrowings under the term loan agreement are guaranteed by our subsidiaries, Anyang Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Co., Ltd., are secured by our prepared pork production facilities located at Changge City, Henan Province and are subject to various financial and non-financial covenants, including a debt-to-net-worth ratio, a debt-to-EBIDTA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors. Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility.

In April 2008, Henan Zhongpin entered into a loan agreement with CITIC Industrial Bank pursuant to which Henan Zhongpin borrowed RMB 30 million ($4.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (7.56% per annum on that drawdown date) and are payable on January 23, 2010. The accrued interest on this loan is payable quarterly on the 20th of last month of each quarter since the drawdown date. Borrowings under the loan agreement are guaranteed by a third-party located in Henan Province.

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

9. EQUITY TRANSACTIONS

During the three months ended September 30, 2008, no warrants to purchase common stock with an exercise price per share of $5.00 or $5.50 were exercised. During the nine months ended September 30, 2008, warrants to purchase an aggregate of 225,000 shares of common stock were exercised with an exercise price per share of $5.00 and warrants to purchase an aggregate of 45,338 shares of common stock were exercised with an exercise price per share of $5.50. We received net proceeds from these transactions in the aggregate amount of approximately $1.24 million, after payment of a 10% commission to the placement agent in accordance with the relevant retainer agreements. Our total of net proceeds was calculated as follows:

$(5.00 x 225,000 + $5.50 x 45,338) x 90% = $1,236,923

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. EQUITY TRANSACTIONS (continued)

During the three and nine months ended September 30, 2008, warrants to purchase an aggregate of 45,000 shares of common stock with an exercise price per share of $6.50 were exercised on a cashless basis. In connection with these transactions, we issued an aggregate of 20,523 shares of common stock and we received no cash from such issuances. For cash flow purposes, these transactions were non-cash transactions.

During the three months ended September 30, 2008, no warrants to purchase common stock with an exercise price per share of $8.00 were exercised. During the nine months ended September 30, 2008, warrants to purchase an aggregate of 72,187 shares of common stock with an exercise price per share of $8.00 were exercised on a cashless basis. In connection with these transactions, we issued an aggregate of 24,256 shares of common stock and we received no cash from such issuances. For cash flow purposes, these transactions were non-cash transactions.

During the three months ended September 30, 2008, warrants to purchase 46,387 units were exercised on a cashless basis. During the nine months ended September 30, 2008, warrants to purchase 135,012 units were exercised on a cashless basis. Each unit is comprised of two shares of Series A preferred stock and a five-year warrant to purchase one share of common stock with the exercise price of $5.00 per share. At the time of exercise of the unit warrants, the holders also exercised the underlying warrants to purchase common stock. In connection with these transactions, we issued an aggregate of 92,659 and 269,102 shares of common stock for three and nine months ended September 20, 2008 respectively, and we received no cash proceeds from such issuances. For cash flow purposes, these transactions were non-cash transactions.

During the three months ended September 30, 2008, no shares of our Series A convertible preferred stock were converted into shares of common stock. During the nine months ended September 30, 2008, an aggregate of 895,800 shares of our Series A convertible preferred stock were converted into 895,800 shares of common stock. For cash flow purposes, these transactions were non-cash transactions.

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to common shareholders	$10,050,392	$5,293,137	$25,859,963	$13,482,660
Net income (loss) used in computing diluted earnings per share	10,050,392	5,293,137	25,859,963	13,482,660

Denominator:
Weighted average common shares outstanding – basic	29,543,640	19,259,575	28,587,297	15,604,355
Potential diluted shares from stock options, warrants and preferred shares	361,370	4,162,012	431,831	5,274,580
Weighted average common share outstanding – diluted	29,905,010	23,421,587	29,019,128	20,878,935

Basic earnings per share	$0.34	$0.27	$0.90	$0.86
Diluted earnings per share	$0.34	$0.23	$0.89	$0.65

11. CONTINGENT LIABILITIES

In April 2008, our wholly-owned subsidiary, Henan Zhongpin, entered into a mutual guarantee agreement with Xuji Group Co., Ltd., a group corporation based in Henan Province, PRC that is not affiliated with our company or with any of our subsidiaries. Pursuant to the agreement, Henan Zhongpin has agreed to guarantee bank loans of Xuji Group in an amount up to $44.2 million and Xuji Group has agreed to guarantee Henan Zhongpin's bank loans in an amount up to $44.2 million. The agreement will expire in March 2009. At September 30, 2008, Henan Zhongpin has guaranteed $38.3 million of Xuji Group’s bank loans.

12. SEGMENT REPORTING

We operate in two business segments: pork and pork products, and vegetables and fruits.

Our pork and pork products segment is involved primarily in the processing of live market hogs into fresh, frozen and processed pork products. This segment sells pork and pork products domestically to branded stores, food retailers, food service distributors, hotel chains, restaurants and non-commercial foodservice establishments, such as schools, governments, healthcare facilities, the military and other food processors, as well as in certain international markets on a limited basis.

Our vegetables and fruits segment is involved primarily in the processing of frozen vegetables and fruits. We contract with more than 100 farms in Henan Province and nearby areas to produce high-quality vegetables and fruits suitable for export purposes. The proximity of the contracted farms to our operations ensures freshness from harvest to processing. We contract with those farms to grow more than 20 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans and strawberries.

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SEGMENT REPORTING (continued)

	Sales by Segment (U.S. dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled pork	$86.1	$37.0	$213.0	$98.3
Frozen pork	51.9	24.8	141.0	67.3
Prepared pork products	13.8	6.7	39.0	18.6
Vegetables and Fruits	2.0	2.8	7.0	6.6
	$153.8	$71.3	$400.0	$190.8

Cost of Sales
Pork products	$132.4	$59.3	$343.1	$159.7
Vegetables and fruits	1.8	2.3	6.0	5.5

Gross Margin:
Pork products	12.8%	13.4%	12.7%	13.3%
Vegetables and fruits	10.0%	17.9%	14.3%	16.7%

	As of September 30, 2008 (U.S. dollars in millions)
	Pork and Pork	Vegetables
	Products	and Fruits	Total

Receivables	$17.1	$0.3	$17.4
Inventory	22.5	0.3	22.8
Property and equipment	112.2	1.7	113.9

The accompanying notes are an integral part of these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of  Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

The statements contained in this Report with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this Report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

Overview

We are principally engaged in the meat and food processing and distribution business in the PRC. Currently, we have 11 processing plants located in Henan, Heilongjiang and Sichuan Provinces and in Tianjin City in the PRC, with a total of 19 production lines. Our current total production capacity for chilled pork and frozen pork is 1,088 metric tons per day, based on an eight-hour working day, or approximately 391,560 metric tons on an annual basis. We also have production capacity for prepared meats of 150 metric tons per eight-hour day, or approximately 54,000 metric tons on an annual basis, and for fruits and vegetables of 73 metric tons per eight-hour day, including the average production capacity of approximately 8 metric tons per day supplied by OEM partners, or approximately 26,280 metric tons on an annual basis. We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

On June 1, 2007, Henan Zhongpin formed a wholly-owned subsidiary, Yongcheng Zhongpin Food Company Limited, through which we plan to invest approximately $17 million to construct a new production facility in eastern Henan Province that will be designed with a production capacity for chilled or frozen pork of 222 metric tons per eight-hour working day, or approximately 80,000 metric tons on an annual basis. Approximately 75% of the production capacity will be designed for the production of chilled pork and approximately 25% will be designed for the production of frozen pork. We plan to put this new plant into production in January 2009.

In addition, we plan to invest a total of $7 million to expand and upgrade our production line for fruits and vegetables in our production facilities located in Changge City, Henan Province. This new production line will be designed to expand our production capacity for fruits and vegetables by 83 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis, and is expected to be put into operation in January 2009.

During the third quarter of 2008, we completed a number of smaller projects to support our expanding operations, including a waste water solution system for our production facilities in Changge City, a storage facility for our production facilities in Changge City, and the first phase of a residential dormitory complex for our production facilities in Changge City.

In November 2008, we placed into operation the production line for prepared meat products at our production facilities in Changge City. The new production line has a production capacity of 80 metric tons per eight-hour working day, or approximately 28,800 metric tons on an annual basis.

Our products are sold under the “Zhongpin” brand name. At September 30, 2008, our customers included 29 international or domestic fast food companies in the PRC, 53 processing factories and 1,628 school cafeterias, factory canteens, army posts and national departments. At such date, we also sold directly to 2,995 retail outlets, including supermarkets, within the PRC.

Since 2001, we have been one of the “leading agricultural industrial enterprises” in the PRC. Over the past five fiscal years, we achieved a compound annual growth rate of 77% in terms of revenues and 86% in terms of net profits. We have established distribution networks in 24 provinces, including four cities with special legal status, in the North, East, South and South Midland of the PRC, and also have formed strategic partnerships with leading supermarket chains and the food industry in the PRC. In addition, we export products to the European Union and Southeast Asia

With the recent fluctuation in pork prices in the PRC and the appreciation of the RMB against the U.S. dollar and other foreign currencies, we believe the dynamics of the international pork trade have changed over the past year, with exports of pork and pork products declining and imports of such products starting to increase. We believe we are well positioned to benefit from this change, both in the domestic market in the PRC and in the international market. In response to these changes in the marketplace, we visited several companies in four European countries and discussed further cooperation in by-products processing techniques, equipment and product line and import and exports.

As of September 30, 2008, we had 4,463 employees, of whom 3,222 were operating personnel, 859 were sales personnel, 78 were research and development personnel and 304 were administrative personnel.

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

Revenue Recognition. We recognize revenues generated from sales of various meat and vegetable and fruit products when these products are delivered to customers in accordance with previously-agreed-upon pricing and delivery arrangements and the collectability of these sales is reasonably assured. Since the products sold by our company are primarily perishable and frozen food products, the right of return is only for a few days and has been determined to be insignificant by the management of our company. Accordingly, no provision has been made for returnable goods. Revenue presented on our consolidated statements of income and comprehensive income is net of sales taxes.

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

Results of Operations

In fiscal 2008, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last five years. The construction of our new plant in western Henan Province was completed on schedule and was placed into operation on June 29, 2008. The construction of our new prepared meat facility in Changge City, Henan Province with 28,800 tons of capacity was completed in November 2008 and that facility was placed into operation on November 7, 2008. The construction of our new plant in eastern Henan Province is expected to be completed in January 2009. The construction of our new fruit and vegetable facility with 30,000 tons of capacity also is expected to be completed January 2009. Over the next 12 months, we expect to continue to expand our distribution channel and develop new markets. Through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty. We also intend to further streamline our supply chain management to build a unified, safe and efficient cold-chain logistics system. In addition, working with China Agriculture University, we have established the Henan Province Prepared Meat Products Technology Research Center, which has been certified by the Technology Bureau of Henan Province. We expect the establishment of this research center to increase our research and development capability. We also have invested in training and human resources development so that we will be able to sustain a rapid and healthy growth while maintaining a satisfactory profit margin.

In the last quarter of fiscal 2008, we expect steady growth in sales of our pork and pork products. While the supply of live hogs in the PRC has increased somewhat and the price of live hogs has dropped in the past two quarters, we expect to experience further improvement in the hog supply in the last quarter of 2008. Based on our results for the first three quarters of full-year 2008, we raised our 2008 earnings guidance in October 2008 and remain confident in our ability to reach our forecasted results. We also expect to increase our market share in the meat and meat products segment of our target markets over the next year.

Comparison of Three Months Ended September 30, 2008 and September 30, 2007

Revenue. Total revenue increased from $71.3 million for the three months ended September 30, 2007 to $153.8 million for the three months ended September 30, 2008, which represented an increase of $82.5 million, or approximately 116%. The increase in revenues was primarily due to increases in the prices of our pork and pork products and, to a lesser extent, to increases in the sales volume of our pork and pork products. The following table presents certain information regarding our sales per product segment for the three months ended September 30, 2008 and 2007.

	Sales by Segment (unaudited)
	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Metric Tons	Sales Revenues (in millions)	Average Price/Ton	Metric Tons	Sales Revenues (in millions)	Average Price/Ton

Pork and Pork Products
Chilled pork	38,380	$86.1	$2,243	21,348	$37.0	$1,733
Frozen pork	23,043	51.9	2,252	15,039	24.8	1,648
Prepared pork products	6,258	13.8	2,205	3,756	6.7	1,789
Vegetables and Fruits	3,449	2.0	580	5,257	2.8	533

Total	71,130	$153.8	$2,162	45,400	$71.3	$1,571

The pork market in China is highly fragmented and in the markets in which we sell our products no single supplier has a significant impact on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the regions in which we operate. In the third quarter of fiscal 2008 we increased our sales of chilled pork products by approximately $49.1 million over the amount of our sales of such products in the third quarter of 2007. As shown in the above table, our average price during the third quarter of 2008 was approximately $2,243 per ton for chilled pork whereas our average price during the third quarter of 2007 was only $1,733 per ton for chilled pork. Assuming the average price for chilled pork during the three months ended September 30, 2008 was the same as the average price during the three months ended September 30, 2007, the impact from the increase in metric tons of chilled pork sold was $29.5 million. Assuming the number of metric tons sold in the third quarter of 2008 was the same as the number of metric tons sold in the third quarter of 2007, the impact from the increase in prices of our chilled pork products was $10.9 million. The remaining $8.1 million of such increase resulted from the combination of changes in prices and volume of chilled pork products sold.

In the third quarter of fiscal 2008 we increased our sales of frozen pork products by approximately $27.1 million over the amount of our sales of such products in the third quarter of 2007. Our average price during the third quarter of 2008 was approximately $2,252 per ton for frozen pork whereas our average price during the third quarter of 2007 was only $1,648 per ton for frozen pork. Assuming the average price for frozen pork during the three months ended September 30, 2008 was the same as the average price during the three months ended September 30, 2007, the impact from the increase in metric tons of frozen pork sold was $13.2 million. Assuming the number of metric tons sold in the third quarter of 2008 was the same as the number of metric tons sold in the third quarter of 2007, the impact from the increase in prices of our frozen pork products was $9.1 million. The remaining $4.8 million of such increase resulted from the combination of changes in prices and volume of frozen pork products sold.

In the third quarter of fiscal 2008 we increased our sales of prepared pork products by approximately $7.1 million over the amount of our sales of such products in the third quarter of 2007. Our average price during the third quarter of 2008 was approximately $2,205 per ton for prepared pork products whereas our average price during the third quarter of 2007 was only $1,789 per ton for prepared pork products. Assuming the average price for prepared pork products during the three months ended September 30, 2008 was the same as the average price during the three months ended September 30, 2007, the impact from the increase in metric tons of prepared pork products sold was $4.5 million. Assuming the number of metric tons sold in the third quarter of 2008 was the same as the number of metric tons sold in the third quarter of 2007, the impact from the increase in prices of our prepared pork products was $1.6 million. The remaining $1.0 million of such increase resulted from the combination of changes in prices and volume of prepared pork products sold.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold for the third quarter of 2008 was partly attributable to our effort to expand our distribution channels. The following table sets forth the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume (unaudited)
	September 30,		Net	Percentage
	2008	2007	Change	of Change

Showcase store	123	109	14	13%
Branded stores	944	912	32	4%
Super market counters	1928	1,881	47	2%

Second-tier Cities	100	89	11	12%
Third-tier Cities	311	267	44	16%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table sets forth our revenues by distribution channel for the third quarter of 2008 and 2007, respectively.

	Sales by Distribution Channel (unaudited)
	Three Months Ended September 30,		Net	Percentage
	2008	2007	Change	of Change
	($ in millions)	($ in millions)	($ in millions)

Branded stores	$65.6	$32.5	$33.1	102%
Food services distributors	45.6	13.1	32.5	248%
Restaurants and noncommercial	41.2	20.9	20.3	97%
Export	1.4	4.8	(3.4)	(71)%

Total	$153.8	$71.3	$82.5	116%

The increase in sales to different distribution channels was mainly due to the following factors: (i) our production capacity has increased since our Luoyang production facilities commenced production in the second quarter of 2008; (ii) we have built up our brand image and recognition through advertisements on China Central TV and local television and promotion; (iii) we have increased the number of stores and other channels through which we sell our products; and (iv) we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.

During the three months ended September 30, 2008, revenues from export sales decreased to $1.4 million, which represented a decline of $3.4 million, or approximately 71%, as compared to the three months ended September 30, 2007. The decrease in export sales was primarily due to the reduction of our export sales efforts during the 2008 period due to the higher gross profit margins we could achieve during that period by selling our pork products domestically in the PRC.

Costs of Sales. Our cost of sales increased from $61.6 million for the three months ended September 30, 2007 to $134.2 million for the three months ended September 30, 2008, which represented an increase of $72.6 million, or approximately 118%. Our costs of sales primarily include our costs of raw materials, labor costs and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 96% to 97%, our overhead typically accounts for 2% to 2.5% and our labor costs typically accounts for 1% to 1.3%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan Province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with our increase in sales revenue.

	Costs of Sales by Segment (unaudited)
	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Metric Tons	Amount (in millions)	Average Cost/Ton	Metric Tons	Amount (in millions)	Average Cost/Ton

Pork and Pork Products
Chilled pork	38,380	$75.3	$1,962	21,348	31.8	$1,490
Frozen pork	23,043	46.6	2,022	15,039	22.0	1,463
Prepared pork products	6,258	10.5	1,678	3,756	5.5	1,464
Vegetables and Fruits	3,449	1.8	522	5,257	2.3	438

Total	71,130	$134.2	$1,887	45,400	61.6	$1,357

Our gross profit margin (gross profit divided by sales revenue) decreased from 13.6% for the three months ended September 30, 2007 to 12.7% for the three months ended September 30, 2008. The slight decrease in our gross margin during the 2008 period was primarily due to (i) the increase in labor costs as a result of the implementation of new labor laws in the PRC, (ii) the increase in our depreciation expense resulting from the newly-built production facilities that were put into service over the past year, and (iii) our strategic decision to take steps to increase market share and utilization rate. As a result, our gross profit margin was lower than the level we would expect to achieve when we fully integrate our new production facilities and open new regional markets for our products. We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses increased from $2.4 million for the three months ended September 30, 2007 to $5.2 million for the three months ended September 30, 2008, which represented an increase of $2.8 million, or approximately 117%. As a percentage of revenues, general and administrative expenses remained the same, at 3.4% for the three months ended September 30, 2007 and 2008.

The increase in general and administrative expenses during the three months ended September 30, 2008 was primarily the result of (i) a $0.7 million increase in research and development expenses due to our continuing efforts to develop new products; (ii) a $0.8 million increase in salary expense due to the expansion of our business, which required us to hire more employees, and certain salary increases that were implemented in 2008 to bring our compensation levels more in line with industry and regional standards; (iii) a $0.6 million increase in advertising expenses in 2008 to build up our brand image and recognition; and (iv) a $0.3 million increase in option amortization expense as there was no such expense during the same period in 2007.

Selling Expenses. Selling expenses increased from $1.1 million for the three months ended September 30, 2007 to $3.0 million for the three months ended September 30, 2008, which represented an increase of $1.9 million, or approximately 190%. The increase in selling expenses was primarily the result of our increased sales of pork and pork products. As a percentage of revenue, selling expenses increased from 1.5% for the three months ended September 30, 2007 to 2.0% for the three months ended September 30, 2008. The increase was primarily due to a $1.2 million increase in transportation costs due to our increased sales of products and a $0.4 million increase in salary expense due to the expansion of our business, which required us to hire additional employees, and certain increased compensation levels as discussed above.

Interest Expense. Interest expense increased from $0.7 million for the three months ended September 30, 2007 to $1.8 million for the three months ended September 30, 2008, which represented an increase of $1.1 million, or approximately 153%. The increase in interest expense was primarily the result of an increase of $21.9 million in short-term bank loans and an increase of $16.1 million in long-term bank loans. During the third quarter of 2008, we received a $5.9 million long-term loan from Rabobank Nederland Shanghai.

Interest Income, Government Subsidies, Other Income, and Exchange Gain. Interest income, government subsidies, other income and exchange gain increased from $0.2 million for the three months ended September 30, 2007 to $0.7 million for the three months ended September 30, 2008. This increase was primarily the result of an increase in interest income and government subsidies.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The decrease of $0.2 million in the provision for income taxes for the three months ended September 30, 2008 over the three months ended September 30, 2007 resulted from the decrease in the income tax rate from 33% in 2007 to 25% in 2008 and our overpayment of income taxes in the first half of the year, which enabled us to reduce our provision for income taxes in the third quarter of 2008.

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007

Revenue. Total revenue increased from $190.8 million for the nine months ended September 30, 2007 to $400.0 million for the nine months ended September 30, 2008, which represented an increase of $209.2 million, or approximately 110%. The increase in revenues was primarily due to increased prices for pork and pork products, combined with our increased sales volume during the nine months ended September 30, 2008. During the nine months ended September 30, 2008, we sold a total of 182,070 metric tons of pork and pork products and fruits and vegetables, which represented an increase of approximately 50,584 metric tons, or approximately 39%, from the 131,487 metric tons we sold during the nine months ended September 30, 2007.

The following table presents certain information regarding our sales per product segment for the nine months ended September 30, 2008 and 2007.

	Sales by Segment (unaudited)
	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Metric Tons	Sales Revenues (in millions)	Average Price/Ton	Metric Tons	Sales Revenues (in millions)	Average Price/Ton

Pork and Pork Products
Chilled pork	91,934	$213.0	$2,317	65,091	$98.4	$1,512
Frozen pork	62,411	141.0	2,259	46,027	67.3	1,462
Prepared pork products	17,646	39.0	2,210	10,442	18.5	1,772
Vegetables and Fruits	10,079	7.0	695	9,927	6.6	665

Total	182,070	$400.0	$2,197	131,487	$190.8	$1,451

As discussed above, the pork market in China is highly fragmented and no single supplier has a significant impact on the market price of pork or related pork products in any regional market. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the various regional markets in which we offer our products. For the nine months ended September 30, 2008, we increased our sales of chilled pork products by approximately $114.6 million over the amount of our sales of such products for the nine months ended September 30, 2007. As shown in the above table, our average price for the nine months ended September 30, 2008 was approximately $2,317 per ton for chilled pork whereas our average price during for the nine months ended September 30, 2007 was only $1,512 per ton for chilled pork. Assuming the average price for chilled pork for the nine months ended September 30, 2008 was the same as the average price for the nine months ended September 30, 2007, the impact from the increase in metric tons of chilled pork sold was $40.6 million. Assuming the number of metric tons sold in the nine months ended September 30, 2008 was the same as the number of metric tons sold in the nine months ended September 30, 2007, the impact from the increase in prices of our chilled pork products was $52.4 million. The remaining $21.6 million of such increase resulted from the combination of changes in prices and volume of chilled pork products sold.

For the nine months ended September 30, 2008, we increased our sales of frozen pork products by approximately $73.7 million over the amount of our sales of such products for the nine months ended September 30, 2007. As shown in the above table, our average price for the nine months ended September 30, 2008 was approximately $2,259 per ton for frozen pork whereas our average price for the nine months ended September 30, 2007 was only $1,462 per ton for frozen pork. Assuming the average price for frozen pork for the nine months ended September 30, 2008 was the same as the average price for the three months ended September 30, 2007, the impact from the increase in metric tons of frozen pork sold was $24.0 million. Assuming the number of metric tons sold in the nine months ended September 30, 2008 was the same as the number of metric tons sold in the nine months ended September 30, 2007, the impact from the increase in prices of our frozen pork products was $36.7 million. The remaining $13.0 million of such increase resulted from the combination of changes in prices and volume of frozen pork products sold.

For the nine months ended September 30, 2008, we increased our sales of prepared pork products by approximately $20.5 million over the amount of our sales of such products for the nine months ended September 30, 2007. As shown in the above table, our average price for the nine months ended September 30, 2008 was approximately $2,210 per ton for prepared pork products whereas our average price for the nine months ended September 30, 2007 was only $1,772 per ton for prepared pork products. Assuming the average price for prepared pork products for the nine months ended September 30, 2008 was the same as the average price for the nine months ended September 30, 2007, the impact from the increase in metric tons of prepared pork products sold was $12.8 million. Assuming the number of metric tons sold in the nine months ended September 30, 2008 was the same as the number of metric tons sold in the nine months ended September 30, 2007, the impact from the increase in prices of our prepared pork products was $4.6 million. The remaining $3.1 million of such increase resulted from the combination of changes in prices and volume of prepared pork products sold.

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table sets forth our revenues by products and by sales channel for the nine-month periods ended September 30, 2008 and 2007.

	Sales by Products (U.S. dollars in millions)
	Nine Months Ended September 30,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Pork and pork products
Chilled Pork	$213.0	$98.3	$114.7	117%
Frozen Pork	141.0	67.3	73.7	110%
Prepared food	39.0	18.6	20.4	110%
Vegetables and Fruits	7.0	6.6	0.4	6%
Total	$400.0	$190.8	$209.2	110%

	Sales by Distribution Channel (U.S. dollars in millions)
	Nine Months Ended September 30,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Branded stores	$166.0	$88.4	$77.6	88%
Food services distributors	113.0	35.1	77.9	222%
Restaurants and non-commercial	116.0	53.5	62.5	117%
Export	5.0	13.8	(8.8)	(63)%
Total	$400.0	$190.8	$209.2	110%

Within these four distribution channels, the percentage of growth was highest for food service distributors, which was primarily due to our decision to distribute products from our new production facilities initially through food distributors because they can generally help us increase our market share in new markets more quickly than we can by using our other distribution channels. The decrease in export sales was primarily due to the reduction of our export sales efforts during the 2008 period due to the higher gross profit margins we could achieve during that period by selling our pork products domestically in the PRC.

The increase in sales to different distribution channels was mainly due to the following factors: (i) our production capacity has increased; (ii) we have built up our brand image and recognition through advertisements on China Central TV and local television and promotion; (iii) we have increased the number of stores and other channels through which we sell our products; and (iv) we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.

Cost of sales. As discussed above, our costs of sales primarily include our costs of raw materials, labor costs and overhead. Our total cost of sales, our cost of raw material typically accounts for approximately 96% to 97%, our overhead typically accounts for 2% to 2.5%, and our labor cost typically accounts for approximately 1% to 1.3%, with slightly variances between the reporting periods. Of the cost of sales, our overhead is semi-fixed in nature. Along with the increase in our overall production capacity over the past twelve months, the amount of our depreciation expense relating to our production facilities increased significantly during the nine months ended September 30, 2008 as compared to our depreciation expense for the nine months ended September 30, 2007.

Our cost of sales increased from $165.2 million for the nine months ended September 30, 2007 to $349.1 million for the nine months ended September 30, 2008, which represented an increase of $183.9 million, or approximately 111%. The increase in our cost of sales was consistent with our increase in sales revenue.

The gross profit  margin (gross profit devided by sales revenue) decreased from 13.4% for the nine months ended September 30, 2007 to 12.7% for the nine months ended September 30, 2008. The slight decrease in our gross margin during the 2008 period was primarily due to (i) the increase in labor costs as a result of the implementation of new labor laws in the PRC, (ii) the increase in our depreciation expense resulting from the newly-built production facilities that were put into service over the past year, and (iii) our strategic decision to take steps to increase market share and utilization rate. As a result, our gross profit margin was lower than the level we would expect to achieve when we fully integrate our new production facilities and open new regional markets for our products. We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and administrative expenses. General and administrative expenses increased from $6.5 million for the nine months ended September 30, 2007 to $15.0 million for the nine months ended September 30, 2008, which represented an increase of $8.5 million, or approximately 131%. As a percentage of revenues, general and administrative expenses increased from 3.4% for the nine months ended September 30, 2007 to 3.8% for the nine months ended September 30, 2008.

The increase of general and administrative expenses during the nine months ended September 30, 2008 was primarily the result of the following factors: (i) a $1.7 million increase in advertising expenses in 2008 to build up our brand image and recognition; (ii) a $1.1 million option compensation expense, which had not occurred in 2007; (iii) a $0.7 million increase in consulting and professional fees as a result of the expenses we incurred to move the trading market for our common stock from the OTC Bulletin Board to The NASDAQ Stock Market and the related expenses we incurred to become compliant with the Sarbanes-Oxley Act of 2002; (iv) a $1.1 million increase in research and development expenses incurred for new product development and technical cooperation; (v) a $1.4 million increase in salary expense resulting from an increased employee count to meet the requirements of our production expansion and our increased salary standards in 2008; (vi) a $0.9 million increase in our real estate taxes and land usage taxes due to the opening of our new production facilities; and (vii) a $0.9 million increase in our provision for bad debt.

Selling expenses. Selling expenses increased from $3.3 million for the nine months ended September 30, 2007 to $7.3 million for the nine months ended September 30, 2008, which represented an increase of $4.0 million, or approximately 122%. The increase in selling expenses was primarily the result of the increased sales of our pork and pork products. As a percentage of revenue, selling expenses increased from 1.7% for the nine months ended September 30, 2007 to 1.8% for the nine months ended September 30, 2008, which was primarily due to a $2.2 million increase in transportation costs resulting from our increased sales volume and a $1.0 million increase in salary expense for the reasons discussed above.

Interest expense. Interest expense increased from $1.8 million for the nine months ended September 30, 2007 to $3.7 million for the nine months ended September 30, 2008, which represented an increase of $1.9 million, or approximately 111%. The increase in interest expense was primarily a result of an increase of $21.9 million in short-term bank loans and an increased of $16.1 million in long-term bank loans.

Interest income, government subsidies, other income and exchange gain. Interest income, government subsidies, other income and exchange gain increased from $0.4 million for the nine months ended September 30, 2007 to $2.3 million for the nine months ended September 30, 2008. This increase was primarily the result of an increase of $1.1 million in interest income due to the increased cash balances during the period, combined with higher interest rates, and an increase of $1.0 million in government subsidies.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.2 million in the provision for income taxes for the nine months ended September 30, 2008 over the nine months ended September 30, 2007 resulted from an increase of $1.6 million in our net income from the sale of prepared products during the nine months ended September 30, 2008 and a decrease in the tax rate from 33% in 2007 to 25% in 2008.

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

The following tables set forth our sales volume and the production volume in metric tons by product segment for the three-month and nine-month periods ended September 30, 2008 and 2007.

	Sales by Segment (in metric tons)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	38,380	21,348	91,934	65,091
Frozen pork	23,043	15,039	62,412	46,027
Prepared pork products	6,258	3,756	17,647	10,442
Vegetables and Fruits	3,449	5,257	10,078	9,927
Total	71,130	45,400	182,071	131,487

	Production by Segment (in metric tons)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	37,936	21,700	91,734	65,443
Frozen pork	22,761	16,721	63,920	47,846
Prepared pork products	6,187	3,779	17,668	10,724
Vegetables and Fruits	3,362	5,948	10,239	11,399
Total	70,246	48,148	183,561	135,412

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products at December 31, 2005, 2006, 2007 and September 30, 2008.

	December 31,
	2005	2006	2007	September 30, 2008

No. of products	168	229	270	297
No. of retail stores	2,100	2,721	2,939	2,995
Expansion of Market Coverage
No. of Provinces	24	24	24	24
No. of first-tier cities	29	29	29	29
No. of second-tier cities	44	75	93	100
No. of third-tier cities	142	226	287	311

 Liquidity and Capital Resources

At December 31, 2007 and September 30, 2008, we had cash and cash equivalents of $45.1 million and $54.2 million, respectively. At September 30, 2008, our working capital was approximately $18.9 million. Our debt-to-asset ratio, current ratio, and quick ratio at September 30, 2008 were 0.4, 1.2 and 0.8, respectively.

For the nine months ended September 30, 2008, net cash provided by operating activities was $47.6 million, which represented an increase of $32.5 million as compared to the net cash provided by operating activities of $15.2 million for the same period of the prior year. Of the $32.5 million increase, net income accounted for $12.4 million, non-cash items accounted for $2.3 million and changes in operating assets and liabilities accounted for $17.8 million. Of the non-cash items, depreciation and amortization accounted for $1.9 million of change due to the fact that more plants, equipment and machinery were put into use during the nine months ended September 30, 2008.

Cash flow from changes in operating assets and liabilities accounted for approximately $17.8 million of the increase, as compared to the negative cash flow of $1.6 million from changes in operating assets and liabilities for the same period of the prior year. Of the $17.8 million increase, $10.7 million was attributable to the change of cash flow from inventories due to the fact that our inventory balance at September 30, 2008 was reduced as our sales increased during the current period; $9.6 million was attributable to the change of cash flow from accounts receivable due to the fact that the collection of accounts receivable in the nine months ended September 30, 2008 was significantly improved; $5.0 million was attributable to the change of cash flow from other receivables due to the fact that the collection of other receivables in the nine months ended September 30, 2008 improved; and $4.0 million was attributable to the increase in accounts payable resulting from our decision to postpone certain payments due to the tight economic environment. These increases were partly offset by a $2.7 million decrease in VAT recoverable because VAT input increased in line with our production volume, but not all VAT input can be deducted, and a $2.3 million decrease in customer deposits from larger customers.

Net cash used in investing activities was $68.8 million for the nine months ended September 30, 2008, which represented an increase of $28.3 million as compared to the net cash of $40.5 million used by investing activities for the same period of the prior year. We spent $30.5 million more on the costs of construction for new production facilities during the current period, $5.1 million more on equipment and machinery and $7.2 million less on acquiring land usage rights compared to the same period of the prior year.

Net cash provided by financing activities was $28.3 million during the nine months ended September 30, 2008, a decrease of $11.0 million compared to the net cash provided by financing activities of $39.3 million for the same period of the prior year. While we received $15.8 million in net proceeds from long-term bank loans in the current period and no such proceeds in the same period of the prior year, we received $14.8 million less in net proceeds from the exercise of stock purchase warrants during the current period compared to the same period of the prior year. In addition, we repaid $6.3 million more of bank notes during the current period and we reduced our net proceeds from short-term bank loans by $5.7 million during the current period compared to the same period of the prior year.

At September 30, 2008, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $69.5 million with interest rates ranging from 7.10 % to 7.84% per annum, as follows.

Bank	Amount Borrowed	Interest Rate	Maturity Date

Agriculture Bank of China	$2,798,274	7.29%	12/14/2008
	2,945,551	7.47	12/28/2008
	1,030,943	7.47	01/21/2009

Rabobank Nederland Shanghai	2,945,551	7.47%	05/28/2009

Agriculture Development Bank of China	5,154,715	7.47%	04/27/2009
	7,363,879	7.47	05/11/2009
	10,603,986	7.47	05/28/2009
	4,123,772	7.47	05/28/2009

Shanghai Pudong Development Bank of China	3,092,829	7.47%	03/28/2009
	1,325,498	7.47	03/26/2009
	3,829,217	7.47	03/25/2009

Bank of China	8,100,267	7.10%	02/21/2009

China Merchants Bank	4,418,327	7.47%	05/20/2009
	2,945,551	7.47	06/27/2009

Guangdong Development Bank	4,418,327	7.29%	12/11/2008

China Communication Bank	4,418,327	7.84%	01/03/2009

City Finance – short-term	29,456		Extendable

Total	$69,544,470

In April 2008, Henan Zhongpin entered into a mutual guarantee agreement with Xuji Group Co., Ltd., a group corporation based in Henan Province, PRC that is not affiliated with our company or with any of our subsidiaries. Pursuant to the agreement, Henan Zhongpin has agreed to guarantee bank loans of Xuji Group in an amount up to $44.2 million and Xuji Group has agreed to guarantee Henan Zhongpin's bank loans in an amount up to $44.2 million. The agreement will expire in March 2009. At September 30, 2008, Henan Zhongpin had guaranteed $38.3 million of Xuji Group’s bank loans.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a one-year short-term loan of RMB 20 million ($2.9 million) and a three-year term loan of up to RMB 80 million ($11.8 million). Upon execution of the credit agreement, the full amount of the short-term loan was funded by the bank. On June 10, 2008, the first 50% of the long-term loan was funded by the bank. The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008. Amounts currently outstanding under the long-term loan bear interest at the rate of 7.56% per annum, which was the interest rate published by the People’s Bank of China on July 10, 2008 for loans with the same or similar terms. The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawn down date.

Borrowings under the term loan agreement are guaranteed by our subsidiaries, Anyang Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Ltd., are secured by mortgages on our prepared pork production facilities located in Changge City, Henan Province and are subject to various financial and non-financial covenants, including a debt to net worth ratio, a debt to EBIDTA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors. Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility.

In April 2008, Henan Zhongpin entered into a loan agreement with CITIC Industrial Bank pursuant to which Henan Zhongpin borrowed RMB 30 million ($4.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for the loans with the same or similar terms on the drawdown date (7.56% per annum on that drawdown date) and are payable on January 23, 2010. The accrued interest on this loan is payable quarterly on the 20th of the last month of the quarter since the drawdown date. Borrowings under the loan agreement are guaranteed by a third party located in Henan Province.

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

On November 5, 2008, we entered into a sale-leaseback agreement with CMB Finance Lease Company (“CMB Finance”) pursuant to which we sold to CMB Finance equipment with a book net value of $6.6 million for $4.6 million and leased such equipment back. Our lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans. At September 30, 2008, our monthly rental fee under the agreement was $142,936, which included an interest component calculated at the rate of 7.02% per annum. We have the right at the end of the lease term to repurchase all of the equipment for a $1.00 purchase price.

We believe our existing cash and cash equivalents, together with our available lines of credit ($129.2 million at September 30, 2008), will be sufficient to finance our investment in new facilities, operating requirements and anticipated capital expenditures of approximately $27.2 million over the next 12 months. We intend to use such funds over the next 12 months to fund our capacity expansion and the construction of supporting facilities and to supplement our working capital requirements to enable us to strengthen our market position and accelerate our growth.

Contractual Commitments

The following table summarizes our contractual obligations at September 30, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$17,908	$146	$16,492	$218	$1,052
Capital lease obligations	-	-	-	-	-
Operating lease obligations	486	486	-	-	-
Total	$18,394	$632	$16,492	$218	$1,052

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting No.161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). The provisions of SFAS No. 161 are effective for us as of January 1, 2009. SFAS No. 161 requires enhanced disclosures about (i) how and why we use derivative instruments, (ii) how we account for derivative instruments and related hedged items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (iii) how derivative instruments and related hedged items affect our financial results. We do not expect the adoption of this statement to have a material impact on our financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of SFAS No. 162.

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

Currency Fluctuations and Foreign Currency Risk. Substantially all of our operations are conducted in the PRC, with the exception of our export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in RMB, which is the official currency of the PRC. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

Substantially all of our revenues and expenses are denominated in RMB. However, we use the U.S. dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

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

In late April 2008, Child, VanWagoner & Bradshaw, PLLC, our independent registered accounting firm at that time, advised our board of directors and the audit committee of our board that during its audit of our consolidated financial statements for the year ended December 31, 2007 the following matters were identified involving our internal control over financial reporting that it considered to be significant deficiencies under the standards established by the Public Company Accounting Oversight Board (“PCAOB”):

•	the lack of a system of timely recording certain cash receipts and disbursements;

•	the need to hire additional accounting personnel to prepare, supervise and review general ledger reconciliations at our subsidiaries; and

•	our failure to have an effective method of accounting for certain non-routine transactions and estimates.

In response to the deficiencies identified, we have taken steps to strengthen our internal control over financial reporting. In particular,

•	we are in the process of implementing a system to record all cash receipts and disbursements;

•
we have evaluated, and continue to evaluate, the roles and functions of the accounting personnel within our corporate accounting department and have added three permanent employees to support our internal control over financing reporting; and

•	we have implemented procedures to record non-routine transactions and estimates.

In addition, as reported in our annual report on Form 10-K for the year ended December 31, 2007, we have retained Horwath International, an independent third party consulting firm, to assist our management team in evaluating our internal controls and procedures. As of the date of this report, Horwath International has performed two rounds of testing of our internal controls and identified the following matters involving our internal control over financial reporting that it considered to be significant deficiencies under the standards established by the PCAOB:

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

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

During the nine months ended September 30, 2008, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Zhongpin Inc.
(Company)

Date: November 10, 2008

By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

By:	/s/ Feng Wang
Feng Wang
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

10.1*	Financial Lease Contract, dated as of October 28, 2008, between Henan Zhongpin Food Share Co., Ltd. and CMB Financial Leasing Co., Ltd. (Translated from Mandarin).

10.2*	Cross-Guarantee Agreement between Xuji Group Co., Ltd. and Henan Zhongpin Food Share Co., Ltd. (Translated from Mandarin).

31.1*	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith