Form 10-K/A
period 2007-12-31
ZHONGPIN INC.
filed 2009-02-09
CIK 1277092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to .

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

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

ii

EXPLANATORY NOTE

In this Amendment No. 1 to the Annual Report on Form 10-K, we will refer to Zhongpin Inc., a Delaware corporation, as  “our company,” “we,” “us,” and “our.”

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission on March 28, 2008 (our “Report”), to correct Item  9A. – Controls and Procedures, which will be amended in response to comments made by the Staff of the Securities and Exchange Commission on December 18, 2008 in connection with its review of our Report.  The amendments to our Report effected by this Amendment No. 1 are the following:

Item 9A.  Controls and Procedures

•
We added additional disclosures regarding management’s conclusion on the effectiveness of our disclosure controls and procedures at December 31, 2007.  We also added disclosures regarding management’s conclusion on the effectiveness of our internal control over financial reporting at December 31, 2007.

This Form 10-K/A continues to speak as of the date of our Report and other than as specifically reflected in this Form 10-K/A does not reflect events occurring after the filing of our Report or modify or update any related disclosures.

Item 9A. – Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007.  Disclosure controls and procedures are those controls and other procedures designed to ensure that information required to be disclosed by us in our SEC reports under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon its evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were ineffective as of December 31, 2007, solely as the result of our failure to complete our assessment of internal control over financial reporting as of December 31, 2007, as required by Item 308 of Regulation S-K, prior to filing this Report with the Commission, due to the absence of a suitable control framework and certain deficiencies with respect to our internal control over financial reporting as of such date.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  We had been preparing to be in compliance with Section 404 for our fiscal year ending December 31, 2008 and only recently became aware of the need to comply with Section 404 for our fiscal year ended December 31, 2007.  Therefore, we have not completed all of the evaluations necessary to make a definitive determination regarding the effectiveness of our internal controls.  Although management has selected the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in its Internal Control-Integrated Framework to make its assessment and report as required by Section 404, and management has been working with independent consultants, as described below, to implement this framework to enable management to complete its assessment on our internal control over financial reporting, in accordance with Section 404, the framework was not in place at the date of filing of this Report to allow management to fully assess and report on our internal control over financial reporting for our fiscal year ended December 31, 2007.

Our internal control over financial reporting is designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, and is effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

We have retained Horwath International, an independent third party consulting firm, to assist our management team in evaluating our internal controls and procedures.  While we are in the process of evaluating our internal control over financial reporting, we have not yet been able to complete our assessment of which, if any, control deficiencies constitute “material weaknesses” as defined under Public Accounting Oversight Board Auditing  Standard No. 5.  However, we are currently aware of and are seeking to remediate the following deficiencies:

•	the need to hire additional accountants trained in U.S. generally accepted accounting principles;

•	the need to upgrade our accounting software so as to provide for more timely access to financial reports; and

•	inadequate planning and execution of our Sarbanes-Oxley Section 404 project to meet the requirements of the Sarbanes-Oxley Act of 2002 on a timely basis.

At December 31, 2007, the COSO framework was not in place, and as of the date of this Report, we are unable to fully complete our assessment on our internal control over financial reporting at December 31, 2007. Therefore, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

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

2

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

This Report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this Report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized on the 9th day of February, 2009.

Zhongpin Inc.
(Company)

By:	/s/Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

4