Form 10-K
period 2008-12-31
ZHONGPIN INC.
filed 2009-03-17
CIK 1277092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to  _________.

Commission File No. 333-112111

Zhongpin Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-2100419
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

21Changshe Road, Changge City, Henan Province
The People’s Republic of China
(Address of Principal Executive Offices)	(Zip Code)

011 86 374-6216633
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $.001 par value	NASDAQ Global Select Market

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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
Yes ☐ No ☒

On March 4, 2009, 27,574,429 shares of the registrant’s common stock, and 2,129,200 shares of the registrant’s Series A preferred stock, each such share convertible into one share of the registrant’s common stock, were outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $242,911,220 as of June 30, 2008.  Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation.  This determination of affiliated status may not be conclusive for other purposes.

Documents Incorporated by Reference:   Portions of the registrant’s proxy statement for its 2009 annual meeting of stockholders, which the registrant expects to file with the Securities and Exchange Commission within 120 days after December 31, 2008, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

i

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

PART I

In this Annual Report on Form 10-K, we will refer to Zhongpin Inc., a Delaware corporation, as  “our company,” “we,” “us” and “our.”

Item 1. – Business

Overview

We are principally engaged in the meat and food processing and distribution business in The People’s Republic of China (the “PRC”).  We are developing a nationally-recognized, high-quality, fresh, healthy and nutritious meat and food products brand targeting the new middle class in the PRC.  At December 31, 2008, our product line included over 314 unique meat products, including chilled pork, frozen pork and prepared meats, and over 20 vegetable and fruit products, that are sold on a wholesale basis and on a retail basis through an exclusive network of showcase stores, network stores and supermarket counters.  Our 12 processing plants, which are located in Henan, Hebei, Jilin and Sichuan Provinces and in Tianjin City in the PRC, have an aggregate processing capacity of approximately 1,570.4 metric tons per day, based on an eight-hour working day, or approximately 565,360 metric tons on an annual basis.  All of our products are sold under the “Zhongpin” brand name.

At December 31, 2008, our customers included 21 international or domestic fast food companies in the PRC, 39 processing factories and 1,669 school cafeterias, factory canteens, army posts and national departments.  At such date, we also sold directly to 3,061 retail outlets, including supermarkets, within the PRC.

To differentiate our company from other market incumbents, we also have successfully implemented a unique retail strategy that includes the establishment of a network of showcase stores, branded network stores and supermarket counters that are exclusive retailers of our product lines.  At December 31, 2008, we had a total of 132 showcase stores, 961 network stores and 1,968 supermarket counter locations.

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

•
We have implemented a comprehensive logistics management program and have an efficient delivery system that, at December 31, 2008, utilized 463 temperature-controlled container trucks and public railway services;

•	Based upon our historical growth rates, we believe our experienced management team, led by our founder and Chairman, Mr. Zhu Xianfu, has the ability to grow and expand our business;

•	We have an emphasis on quality assurance systems;

•	We have a comprehensive brand building strategy and brand equity management;

•	We have an innovative product development program, with approximately 136 new products under development at December 31, 2008; and

•
We experienced compound annual revenue growth of 79% (cumulative growth of 1,824%) and compound annual profit growth of 84% (cumulative growth of 2,093%) during the five-year period ended December 31, 2008.

Development of Business

We are a holding company and conduct substantially all of our production, marketing, finance, research and development, and administrative activities through our indirect subsidiaries located in the PRC.  We were incorporated in the State of Delaware under the name “Strong Technical, Inc.” on February 4, 2003.  Prior to March 30, 2005, we had been engaged in the business of supplying skilled workers and engineering professionals (engineers, designers and draftspersons) to businesses on a temporary basis.  From March 30, 2005 to January 30, 2006, we did not generate any significant revenue and we accumulated no significant assets as we explored business opportunities as a publicly-held “shell” corporation.  We entered into our current line of business in January 2006 by acquiring Falcon Link Investment Company, Ltd., a holding company formed in the British Virgin Islands (“Falcon Link”), and its operating subsidiaries located in the PRC, including Henan Zhongpin Food Share Co., Ltd. (“Henan Zhongpin”).

In 1993, Changge Meat Factory, a predecessor to Henan Zhongpin, was established in the PRC as a state-owned meat processing factory from a spin off of a larger state-owned enterprise.  In 1997, six individuals purchased the ownership of Changge Meat Factory in connection with a privatization program encouraged by the Chinese government and established Changge Zhongpin Food Industry Co., Ltd. as a privately-held entity.  In 2000, Changge Zhongpin Food Industry Co., Ltd. changed its corporate name to “Henan Zhongpin Food Share Co., Ltd.”

To raise equity capital from investors outside of the PRC, the six individual shareholders of Henan Zhongpin established Henan Zhongpin Food Co., Ltd. (“HZFC”) in May 2005 and, in July 2005, formed Falcon Link to hold their equity interest in HZFC.  As Falcon Link is a company registered overseas, as a result of its acquisition of HZFC, HZFC became a wholly-owned foreign enterprise (WOFE) under the laws of the PRC.

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

Zhongpin Inc.
100%
Falcon Link Investment Company, Ltd. (B.V.I.)
Outside China
Inside China
100%
Henan Zhongpin Food Company, Ltd.
Individual Shareholders
In Trust (1)
97.29%
2.71%
Henan Zhongpin Food Share Company, Ltd.
In Trust (2)
10%
90%
100%
Heilongjiang Zhongpin Food Company, Ltd.
Henan Zhongpin Industry Company, Ltd.
Henan Zhongpin Imports and Exports Trade Company, Ltd.
Zhumadian Zhongpin Food Company, Ltd.
Anyang Zhongpin Food Company, Ltd.
Deyang Zhongpin Food Company, Ltd.
Henan Zhongpin Fresh Food Logistics Company, Ltd.
Henan Zhongpin Business Development Company, Ltd.
Luoyang Zhongpin Food Company, Ltd.
Yongcheng Zhongpin Food Company, Ltd.
Tianjin Zhongpin Food Company, Ltd.
Hebei Zhongpin Food Company, Ltd.
Jilin Zhongpin Food Company, Ltd.
Henang Zhongpin Agriculture and Animal Husbandry Development Company, Ltd.

(1)
Under the laws of the PRC, Henan Zhongpin is required to have at least five individual shareholders to use the word “share” in its corporate name.  In connection with the formation of Henan Zhongpin, each of the individual shareholders of Henan Zhongpin (Xianfu Zhu (1.94%), Baoke Ben (0.20%), Shuichi Si (0.14%), Qinghe Wang (0.15%), Chaoyang Liu (0.15%) and Juanjuan Wang (0.13%)) entered into an agreement with Henan Zhongpin Food Co., Ltd., the controlling shareholder of Henan Zhongpin, pursuant to which such individual shareholders irrevocably assigned to Henan Zhongpin Food Co., Ltd. all of the economic benefits to which he is or may be entitled as a shareholder of Henan Zhongpin.  As a result of such agreements, Henan Zhongpin Food Co., Ltd., which is a wholly-owned indirect subsidiary of our company, is entitled to 100% of any cash dividends declared and paid by Henan Zhongpin and to vote all outstanding shares of capital stock of Henan Zhongpin in any action by the shareholders of Henan Zhongpin.

(2)
Under the regulations of the Heilongjiang Province Administrative Bureau of Industry and Commerce, Heilongjiang Zhongpin Food Company Ltd. (“Heilongjiang Zhongpin”) is required to have at least two shareholders. In connection with the formation of Heilongjiang Zhongpin, Chaoyang Liu, the sole individual shareholder of Heilongjiang Zhongpin, entered into an agreement with Henan Zhongpin Food Share Co., Ltd., the controlling shareholder of Heilongjiang Zhongpin, pursuant to which such individual shareholder irrevocably assigned to Henan Zhongpin Food Share Co., Ltd. all of the economic benefits to which he is or may be entitled as a shareholder of Heilongjiang Zhongpin.  As a result of such agreement, Henan Zhongpin Food Share Co., Ltd. is entitled to 100% of any cash dividends declared and paid by Heilongjiang Zhongpin and to vote all outstanding shares of capital stock of Heilongjiang Zhongpin in any action by the shareholders of Heilongjiang Zhongpin.

Industry Overview

The Meat Industry in the PRC.  According to an October 2008 report of the United States Department of Agriculture, the market for pork in the PRC is the largest in the world, accounting for approximately 46% of global production and consumption.  In value terms, the PRC’s overall meat industry is the second largest sector in the country’s entire retail food market basket.  Historically, the vast majority of meat sales in the PRC have taken place in free wet markets, most of which are to be found in open-air markets or on streets.  These markets provide a venue through which the customer can buy live poultry or freshly slaughtered meat produce direct from local farmers.  However, as a result of new hygiene regulations that were introduced by the Chinese government in 1995, governmental agencies recently have encouraged the replacement of open air markets by supermarkets and convenience stores, and the market share of open air markets has continued to decline.  We believe this trend will favorably impact our wholesale business and will add additional customers for the network of showcase stores, branded network stores and supermarket counters that retail our products on an exclusive basis.

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

According to a market analysis of the fresh and processed meat industry in the PRC prepared in July 2008 by Access Asia,

•	In 2007, domestic demand for meat and related products in the PRC totaled 83,308,400 metric tons and such demand is expected to reach 100,000,000 metric tons by 2012;

•	The total domestic production value of meat and related products in the PRC in 2007 was US$172 billion and the estimated production value in 2012 is expected to reach US$208 billion;

•	Domestic per capita meat consumption in the PRC was estimated to be approximately 62.1 kg in 2007 and is expected to increase to 72 kg by 2012;

•	Per capita consumption of meat in urban areas in the PRC is twice the amount of the national average; and

•	The fresh meat sector continues to dominate the total meat and meat products market in the PRC, which registered a value of Renminbi (“RMB”) 236.57 billion (US$31.25 billion) in 2007.

According to Access Asia, factors that initiated this structural change include:

•
Increasing demand and ownership in the PRC of household appliances, especially refrigerators and microwave ovens. By the early 1990’s, the penetration rate for household ownership of refrigerators was close to 100% in many major cities, depending on the economic prosperity of the region.  New government stimulus packages to increase appliance consumption (including refrigerators) in lower tier cities and rural areas is now creating higher penetration of refrigerators into these previously unassailable markets.

•
Improvements in hygiene and sanitation, and the establishment of the cold chain infrastructure, in the PRC have elongated the wholesale and retail process. The cold chain infrastructure refers to the complex network of processes and services used to transport and preserve edible products in a controlled-temperature environment.  Modern preparation and storage methods in the PRC have resulted in longer life cycles for frozen and fresh/chilled meat products. Superior taste and nutrition, aided by the cold chain infrastructure, have allowed fresh/chilled and frozen meat products to become preferences for today’s consumers in the PRC, in place of highly-processed meat products.  Aided by the government’s rural chainstore promotion program, significant investment is currently being made to further expand the chill chain throughout the PRC, especially for more comprehensive coverage in major cities and further extension into lower-tier cities, provincial towns and villages.

•
Increases in per capita income in the PRC, as well as a proportionate share of such increase spent on food.  In the PRC, roughly one-third of every new dollar of income is spent on food, and meat is a major target for much of the new spending.

•
The PRC’s new middle class, comprised of households with an annual income of at least RMB 40,000 – 120,000 (US$5,800 – $17,000), numbered approximately 35 million households in 2005 and, according to Access Asia, is expected to climb to over 92 million households by 2015.

There are no governmental restrictions on the ability of foreign entities to enter the meat and food processing business in the PRC, which has been designated an encouraged industry for foreign investment.

The Retail Meat Market.  According to Access Asia, combined retail and hotel, restaurant and catering volume sales of fresh and processed meat and meat products in the PRC increased to 41.07 metric tons in 2007, which represented an increase of approximately 20.12% from 2001 sales levels.  Access Asia also reported that, now that the market has matured, total growth is expected to remain at approximately 4-5% per annum in volume terms.  Consumption volumes are likely to increase as more consumers reach a standard of living that enables them to eat meat and meat products at home on a more frequent basis.

According to Access Asia, in 2007, the meat and meat products sector in the PRC accounted for 15.48% of the national retail food market (not including beverages) basket in terms of value, which was second only to the vegetable sector.  Prior to the economic reforms that commenced in the PRC in 1978, meat was traditionally eaten in the PRC only when money could allow, or on special occasions.  As a result, as recently as 25 years ago, regular meat consumption was out of the reach of approximately 200 million people living under the absolute poverty line. The introduction of economic reforms in the PRC in the late 1970s has allowed the number of citizens living under absolute poverty levels to decline to less than 50 million individuals.  This has enabled more consumers to enjoy meat on a regular basis.  In the cities, most consumers can afford to eat meat at any time without regard to cost.

As a result, not only are more people buying fresh meat in the PRC, but there also is increasing demand for a wider range of processed meat products.  The market has quickly evolved to meet this demand, helped by the emergence and spread of efficiently-managed grocery and retail chains – notably supermarkets, convenience stores and hypermarkets.

The retail market for fresh and processed meat and meat products in the PRC has grown strongly over the past ten years due primarily to the following key factors:

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

According to Access Asia, as consumer lifestyles in China’s cities has become more frenetic, so people are finding that they have less time to prepare meals at home from fresh products alone. This has created a market for more convenience foods, such as part-cooked meats, processed meats and ready-to-eat meals containing meat.

According to Access Asia, sales of frozen and chilled meat products in the PRC have grown by 153.65% and 150.93%, respectively.  Improvements in the retail infrastructure, including the spread of better-equipped stores containing chiller and freezer cabinets, has been a key component to the growth in these sectors.  However, equally important has been the success of major industry participants in developing and generating widespread consumer interest in new food products at a time when local consumers have been looking to spend their increased incomes on more meat products. Most of this new consumption has been restricted to the more affluent cities in the PRC.  However, as the economy grows through the redistribution of wealth from the cities into inland provinces and rural areas, it is expected that these trends will permeate the wider market.  As a result, we believe frozen and chilled meat products offer the greatest opportunities in the meat sector over the next decade.

According to Access Asia, total meat consumption in the PRC is forecast to grow by 15% from 2008 to 2012 to a total of 101 million tons.  The total retail market for processed and fresh meats is expected to grow by 23.1% over the 2008 to 2012 period in constant value and volume terms. As a result, the total retail market is forecast to reach RMB306.1 billion (US$40.4 billion) by 2012.

Total sales value by sector is forecast by Access Asia to follow similar trends to those seen in recent years, though probably at more consistent rates. Growth in the market is expected to see continued slowing in growth rates as the market matures, but will continue to grow more rapidly in the smaller processed meat sectors, particularly chilled and frozen meats. Chilled meat products are currently the most dynamic sector in the Chinese meat market.

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

We intend to build our brand by building a comprehensive brand awareness program that will focus on advertising and promotion, pricing strategies, distribution channels and packaging design and functionality.  In addition, in order to differentiate the quality of our products from those of our competitors and to help foster strong brand recognition with consumers, we have supplemented our wholesale distribution channels by establishing and implementing a network of specialty, high-end boutique grocery stores, network stores and exclusive supermarket counters to showcase our meat, vegetable and fruit products.  At December 31, 2008, we had 132 showcase stores, 961 network stores and 1,968 “Zhongpin” supermarket counters. We believe our retail stores will help create additional brand awareness that will benefit our wholesale customers and will showcase all of our products in a manner that will provide the consumer with a broader view of our strategies and goals.

Expand our market presence.  In the PRC, the pork industry is highly fragmented and supply is extremely localized with limited distribution capability.  The vast geography and under-developed transportation infrastructure in the PRC have made it difficult to create national or even regional competition in the meat and fresh foods industry, and no genuine market leaders have emerged.

We regard our logistics capabilities as the keystone to our growth strategy and believe our comprehensive plan for logistics management, which includes the integration and coordination of our transportation, warehouse management and inventory control systems, as well as the integration of our marketing and manufacturing efforts, will enable us to accelerate our growth by expanding our operations across the PRC and internationally.  At December 31, 2008, we operated sales offices in 85 cities in the PRC and had warehouses in 66 of such cities, including Shanghai, Beijing, Guangzhou, Zhengzhou, Wuhan and Xi’an.  We plan to expand our network of sales offices and warehouses in up to 16 additional cities in the PRC by the end of 2009, and are targeting cities with more than 1,000,000 and less than 3,000,000 residents, annual per capita income exceeding RMB10,000 ($1,466), good infrastructure, including transportation and telecommunications, and a positive commercial environment.

We may also pursue an acquisition strategy to increase the number or type of products we offer, increase our manufacturing or production capabilities, acquire animal or agricultural farms to strengthen our sources of supply, or broaden our geographic reach and our ability to sell and distribute products in domestic and overseas regions in which we do not currently transact business.  We believe the industry in which we operate is highly fragmented and that significant opportunities are available to a business that can consolidate production and sales capabilities and the resources of a number of existing producers in the fresh meat and produce markets, including the cost savings that are inherent in a vertically integrated business.  In June 2007, we completed the acquisition of the assets of Deyang East China Food Company Limited, including a chilled and frozen pork processing facility in Sichuan Province with an annual production capacity of approximately 25,000 metric tons.  The purchase price for the assets acquired was approximately $6.6 million.

Expand and optimize our product lines.  At December 31, 2008, our product line included 314 unique meat products and over 20 different categories of vegetables and fresh fruits.  In 2000, we established a research and development center to help us develop new processing technologies and food products.  We also work with unaffiliated scientists and experts who act as our outside technical consultants in the development of new processes and products.  Our strategic planning and marketing departments also conduct market studies, seek to spot developing trends in the meat and fresh foods industries and evaluate the ever-changing consumer consumption patterns in the PRC.  We intend to strengthen our market position and accelerate our growth by introducing new lines of low temperature meat products with a view to maintaining customer interest and creating new demand.  We also believe the introduction of new products will broaden our product range and make it more difficult for new competitors to enter the market or to attain significant sales or market share upon entry into the market.  At December 31, 2008, we had approximately 136 new products under development.

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

The pork products produced by our abattoirs are sold to a wide variety of customers, such as meat and food distributors, wholesalers, food processing companies and supermarkets.  Our pork products are distributed and sold locally in the domestic market and also are exported.

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

Frozen Pork.  In the production of our frozen pork, the meat is frozen at –31oF (–35oC) to –40oF (–40oC) for 48 hours, after which it is stored or transported at a constant temperature of between –0.4 oF (–18oC) to –13oF (–25oC).  Generally, frozen pork can be kept for about 12 months from the time of slaughter.  Frozen pork is cheaper relative to chilled pork at the retail level.  Food and food processing companies usually require frozen pork in their production of processed meats such as luncheon meat and canned, stewed meat. In the PRC, most of the pork sold in markets, supermarkets and restaurants is frozen.  The domestic customers for our frozen pork include food processing companies and food distributors.

Pig By-Products and Variety Meats. Pig heads, ears and trotters and the internal organs, such as the kidneys, livers, stomachs and intestines, are commonly used in Chinese cuisine and therefore have a ready market.  We usually sell these by-products and variety meats to domestic customers.  These items are also sold to food processing companies to be used as raw materials for other meat and meat-based products.

Prepared Meats.  We also produce a line of prepared meats, such as sausages, hams and Chinese cured hams, that includes more than 150 items that are marketed under our “Zhongpin” brand.

Our Vegetable and Fruit Products.  We contract with more than 100 farms in Henan Province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes.  We have contracted with farms close in proximity to our operations to ensure freshness from harvest to processing.  The farms are relatively small, ranging in size from less than 25 acres to 123.5 acres (10-50 hectares), with the largest being approximately 1,358.5 acres (550 hectares).  We contract to grow more than 20 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans, strawberries and capsicum.   In recent years, we have worked closely with the Henan Academy of Agricultural Sciences in the PRC to improve the yield and quality of crops.

Since 2001, we have been contracting with farms to produce selected vegetables and fruits.  Our technicians are sent to candidate farms to test the soil and water quality and to evaluate local climatic conditions.  Vegetables and fruits grown at the candidate farms are evaluated in our laboratories.  If the quality of the farm products meets our standards, we enter into a contract with the farm for the purchase of a stated minimum amount of products.  Seeds, fertilizer and pesticides are generally provided by us to the contracted farm at wholesale prices.  During the growing season, the vegetables or fruits at the contracted farms are monitored and tested.  At harvest, produce is tested and purchased based on product criteria stated in the contract.

Manufacturing and Production

For each of the years ended December 31, 2008, 2007 and 2006 substantially all of our assets, including all of our material assets, were located in the PRC.

As of March 1, 2009, we owned and operated six abattoirs, including one in Changge City, Henan Province, one in Zhumadian City, Henan Province, one in Anyang City, Henan Province, one in Luoyang City, Henan Province, one in Yongcheng City, Henan Province and one in Deyang City, Sichuan Province, and we leased and operated three additional abattoirs, one in Gongzhuling City, Jilin Province, one in Shenzhou, Hebei Province and one in the Economic Development Zone in Tianjin City, to carry out the business of slaughtering pigs and the production and sale of chilled and frozen pork products.  At such date, our facilities included 12 processing plants. Our current total production capacity for chilled pork and frozen pork is approximately 1,385.4 metric tons per day, based on an eight-hour working day, or approximately 498,760 metric tons on an annual basis.  We have production capacity for prepared meats of 150 metric tons per eight-hour day, or approximately 54,000 metric tons on an annual basis.  We also have production capacity for fruits and vegetables of 35 metric tons per eight-hour day, or approximately 12,600 metric tons on an annual basis.  We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

During the year ended December 31, 2008, we also used OEM relationships to supplement our production of fruits and vegetables by an average production capacity of eight metric tons per eight-hour working day, which equates to approximately 2,880 metric tons on an annual basis.

We believe we must continue to expand our production capacity to seize additional market share.  As a result, we are currently constructing, or plan to construct, the following additional production facilities to expand our production capacity:

•
We recently completed the construction of the expansion and upgrading of our production line for fruits and vegetables in our production facilities located in Changge City, Henan Province.  This new production line has been designed to expand our production capacity for fruits and vegetables in Changge City by 83 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis.  This increased capacity will allow us to consolidate into one state-of-the-art production facility the existing fruit and vegetable production currently in our existing facility in Changge City (annual production capacity of 12,600 metric tons) and our Yanling facility in Henan Province (annual production of 10,800 metric tons), to discontinue outsourcing fruit and vegetable processing from third-party suppliers (approximately 2,880 metric tons in fiscal 2008), and to increase our aggregate production capacity for fruits and vegetables by approximately 14%, to 30,000 metric tons from the current 26,280 metric tons.  The new facility is expected to be put into operation in late March 2009.

•
We plan to invest approximately $52.0 million, not including the cost of land use rights, to build a production facility, warehouse and distribution center, and research and development center in Tianjin City.  This facility is being designed with a production capacity of 100,000 metric tons for chilled and frozen pork, of which 70% will be for chilled pork and 30% for frozen pork, and 36,000 metric tons for prepared foods. We expect to commence construction for this project in April 2009 and to put the new facility into use in the second quarter of 2010.  After production at this new facility commences, we intend to terminate the lease for our existing production facilities in Tianjin City.  Following such closure and with the addition of the production capacity from the new facility, our annual chilled and frozen pork production will increase by approximately 9% to 545,760 metric tons from the current production of 498,760 metric tons.

•
We also plan to invest approximately $21.0 million to build an additional production facility in Changge City, Henan Province.  This facility is being designed with a production capacity of 36,000 metric tons for prepared foods, including quick-freeze sausages and other prepared meat products that will cater to various consumer tastes.  We expect to commence construction for this project in April 2009 and to put this facility into use in December 2009.

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

At December 31, 2008, a total of 257 employees worked in our quality assurance program, of which 58 were quality control engineers and 199 were staff.  The quality control laboratory meets and exceeds all standards set by the authorities and relevant agencies in the PRC.

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

Sales, Marketing and Distribution

Our key customers are principally wholesalers, restaurants, supermarkets, large retailers and non-commercials, such as food processing factories, school cafeterias and canteens, in the PRC.  For the years ended December 31, 2008, 2007 and 2006, sales to our five largest customers amounted in the aggregate to approximately $81.2 million, $48.4 million and $28.8 million, respectively, accounting for approximately 15%, 17% and 20%, respectively, of our total revenue.  For the years ended December 31, 2008, 2007 and 2006, no customer accounted for 10% or more of our consolidated revenues.  No material amount of our business is dependent on government contracts.

Sales volume for the meat industry typically increases during the period leading to the one-week celebration of the Chinese Spring Festival, which usually takes place in late January or early February.  In general, demand for pork tends to be the greatest during the first quarter of the year due to the tendency of consumers to eat greater amounts of meat during the Spring Festival and the colder period of the year.  The third quarter typically is the slower season for the industry due to the lower supply of live pigs as well as the slight drop in meat consumption during the hot summer months.  In general, we do not expect a material seasonal impact on our revenues.

At December 31, 2008, we had sales offices in 85 cities in the PRC, extending from Henan Province, in which our headquarters is located, to South China, East China, North China and the South midland of the PRC, and had warehouses in 66 of such cities.  We plan to further expand our network of sales offices and warehouses to 16 other cities in the PRC by the end of 2009 in order to meet consumer demand.

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

Our sales teams travel to major cities in the PRC, such as Shanghai, Beijing, Wuhan and Zhengzhou, to market and sell our pork products to wholesale markets and selected retail chains in those cities.  We usually transport pork products by refrigerated trucks. Railroads are used for transporting pork products to those cities that are located at a distance from our operations facilities.

In addition, our sales teams travel and market pork products, vegetables and fruits to potential customers in Europe, Russia, Hong Kong and selected countries in Asia and South Africa.  During the years ended December 31, 2008, 2007 and 2006, we exported approximately 1,828 tons (1,857 metric tons), 5,334 tons (5,419 metric tons) and 5,031 tons (5,111 metric tons), respectively, of pork products, and  438 tons (445 metric tons), 10,099 tons (10,261 metric tons) and 4,653 tons (4,727 metric tons), respectively, of vegetables and fruits.

The following table sets forth for the three years ended December 31, 2008 the amount and percentage of our revenues derived from our sales of products to customers located in the United States, the PRC and all foreign countries other than the PRC based upon the locations to which our products were shipped.

	Years Ended December 31,
	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(U.S. dollars in millions)

The People’s Republic of China	$534.5	99%	$275.3	94%	$131.6	92%
United States of America	-	-	-	-	-	-
Other foreign countries	5.3	1	16.1	6	12.2	8
Totals	$539.8	100%	$291.4	100%	$143.8	100%

We also sell directly to selected chains and independent resellers.  Some of the major selection criteria we employ to screen resellers are as follows:

•	Market potential of the reseller’s location;

•	Competitiveness of the local market;

•	Location and coverage;

•	Traffic density; and

•	Credibility of the operator and market development capacity.

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

Showcase Stores.  Based on market research and evolving consumption trends, we have taken a customer-driven marketing approach and have focused on a core customer segment that consists of the new middle class in the PRC, which generally includes the rapidly increasing number of households with annual income above RMB40,000-120,000 (U.S.$5,800-$17,000).  We believe this consumer segment has disposable income and a willingness to spend on quality goods and services.  A market analysis prepared in July 2008 by Access Asia concluded the middle-class segment of the PRC numbered approximately 35 million households in 2005 and is expected to climb sharply to over 92 million households by 2015.  As a result, we are pursuing a first-mover advantage and have developed the concept of high-end specialty boutique grocery chain stores to offer our products and other merchandise for the convenience of a typical two-income, middle-class family that shops daily after work.

The showcase stores are designed to highlight all of our products, as well as to provide customers with a broad view of our strategies and goals.  At December 31, 2008, there were 132 showcase stores, most of which were located at “Main & Main” locations in major cities within Henan Province.  The showcase stores are owned and operated by independent operators, but share the same design and physical layout, and  are managed in accordance with our operating procedures.  All employees of these stores are required to undergo our vigorous three-month training program.  In addition, we establish the merchandising and pricing policies of these stores.  During the year ended December 31, 2008, approximately 90% of all revenues generated in these stores are derived from sales of our products.

Network Stores.  In addition to the showcase stores, we sell products through network stores that are owned and operated by independent operators.  At December 31, 2008, there were 961 network stores that were generally located in the larger cities in Henan Province and adjoining provinces.  We provide the operators of the network stores standardized physical designs and layouts for each store, and the operators of the network stores manage the business following our management guidelines and pricing policies.  Each store has the right to use “Zhongpin” logos and brands.  During the year ended December 31, 2008, approximately 82% of the revenues generated from such stores are derived from the sale of our branded products.

Zhongpin Supermarket Counters.  We also have established “Zhongpin” supermarket counters in supermarkets and local markets.  At December 31, 2008, there were 1,968 Zhongpin supermarket counters.  The counters are exclusive purveyors of our meats and meat products and are owned and operated by the supermarkets and local markets.  A majority of the “Zhongpin” counters at supermarkets use our standardized physical design and layout in addition to related rules and guidelines provided by the supermarket partners.

Research and Development

Research and development continues to be a significant component of our strategy to extend our existing brands and product lines and expand into new branded items and product lines.  In 1999, Henan Zhongpin founded Zhongpin Technology Research and Development Center, a food research institute in Changge City, Henan Province.  In 2000, Henan Zhongpin established a technology center, which has evolved into the technical research center for the entire meat industry in Henan Province.  At December 31, 2008, the research center employed 102 scientists and technicians.  The mission of the research center is to develop new processing technologies and food products.  In addition, our product development team works with the China Meat Processing Research Center, the premier research institute for meat processing technology in the PRC, and we have jointly established a research center in Beijing.  We also work with scientists and researchers from Beijing University, China Agricultural University, the Chinese Academy of Agricultural Science, Henan Agricultural University and other universities to develop production technologies and innovative meat products.  At December 31, 2008, we had relationships with 24 scientists and experts who acted as our outside technical consultants.

The meat and meat processing industry in the PRC is regarded by the Central Government of the PRC as a “key” industry and certain participants in the industry, including our company, receive special technology subsidies and research grants for undertaking “technologies plan projects” for the government.  To receive these subsidies and grants, the recipients must complete the research and development objectives assigned by the government, and all funds must be used to pay project-related costs, such as training fees, laboratory costs or the costs of importing technology.  As a qualified company, we are undertaking research and development projects for both the Central Government of the PRC and the Henan provincial government.

During 2008, we launched 27 new products that were developed in our technology center and, at December 31, 2008, we had approximately 136 new products under development.  Our expenditures for research and development for the years ended December 31, 2008, 2007 and 2006 were approximately $3,151,854, $1,822,000 and $1,057,000, respectively.

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

We have registered our “Zhongpin” trademark in the PRC (including Hong Kong and Macau), Australia, Belgium, Canada, France, Germany, Holland, Italy, Japan, Luxemburg, the Philippines, Russia, Singapore, South Korea, Spain, the United Kingdom and the United States.

We believe we have the right to use our “Zhongpin” trademark for the product categories for which it is currently used.  However, there can be no assurance that additional applications, if any, we make to register such mark, or any other tradename or trademark we may seek to register, will be approved and/or that the right to the use of any such trademarks outside of their respective current areas of usage will not be claimed by others.  If trademarks are issued, there can be no assurance as to the extent of the protection that will be granted to us as a result of having such trademarks or that we will be able to afford the expenses of any complex litigation that may be necessary to enforce our trademark rights.  Our failure to enforce successfully our trademark rights may have a material adverse impact on our business.

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

We believe all food segments in the PRC compete on the basis of price, product quality, brand identification and customer service.  Our competitive strategy is to provide, through our aggressive marketing and strong quality assurance programs, a higher quality of products that possess strong brand recognition, which will in turn support higher value perceptions from customers.

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

The 11th Five-Year Development Program of the China Meat Industry, promulgated in 2006, set the following guidelines in agriculture.

•	To develop a modern agriculture industry and to optimize production to promote a high-yield, a environment friendly, high quality and safe products;

•	To integrate agricultural information resources to promote advanced technology in rural areas and to provide services to farmers;

•	To increase the income of farmers by developing high-value-added products, creating jobs for farmers and providing direct government subsidies; and

•	To support the development of a competitive and quality domestic market.

Employees

As of December 31, 2008, we employed 5,762 employees, of whom 4,095 were operating personnel, 1,209 were sales personnel, 102 were research and development personnel and 356 were administrative personnel.  We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

Additional Available Information

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or e-mail the SEC at publicinfo@sec.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC’s website at http://www.sec.gov.  Our Internet address is http://www.zpfood.com.  There we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.  However, the information on our website is not a part of, nor is such information to be deemed incorporated by reference into, this report.

Item 1A. – Risk Factors

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

Live pigs and raw pork are the principal raw materials used in our production.  We procure all of our live pigs and some of our raw meat from a number of third-party suppliers.  Our third-party suppliers may not continue to be able to supply an adequate number of live pigs and raw pork to satisfy our present and future production needs.  The supply of pork is dependent on the output of pig farms, which may be affected by outbreaks of diseases or epidemics.  Our current suppliers may not be able to provide live pigs or raw pork of sufficient quality to meet our stringent quality control requirements.  Any interruptions to or decline in the amount or quality of our live pigs or raw pork supply could materially disrupt our production and adversely affect our business. In addition to live pigs and raw pork, we also use additives and packaging in our production, which we source from third-party suppliers, and resell a wide variety of fruits and vegetables, which we purchase from third-party farms.  Any interruptions to or decline in the amount or quality of our additives or packaging supply, or in the fruits or vegetables we procure, could also disrupt our production or sales and adversely affect our business.  We are vulnerable to further increases in the price of raw materials (particularly of live pigs and raw pork) and other operating costs, and we may not be able to entirely offset these increasing costs by increasing the prices of our products, particularly our processed meat products.

We purchase agricultural products, such as live pigs, raw pork and a wide variety of fruits and vegetables, for use in our production process and for resale.  The price of such raw materials is subject to fluctuations that are attributable to a number of factors, such as the price of animal feed, diseases and infections, and weather conditions.  For example, during 2008, prices of live pigs fluctuated sharply.  The average selling price of live pigs purchased by our company rose in the first quarter, dropped in the second and third quarters and rose again in the fourth quarter.  If the costs of raw materials or other costs of production and distribution of our products increase further, and we are unable to entirely offset these increases by raising prices of our products, our profit margins and financial condition could be adversely affected.

We may be unable to anticipate changes in consumer preferences for processed meat products, which may result in decreased demand for our products.

Our continued success in the processed meat products market is in large part dependent on our ability to anticipate and develop products that appeal to the changing tastes, dietary habits and preferences of our customers. If we are not able to anticipate and identify new consumer trends and develop new products accordingly, demand for our products may decline and our operating results may be adversely affected.  In addition, we may incur significant costs relating to developing and marketing new products or expanding our existing product lines in reaction to what we perceive to be a consumer preference or demand. Such development or marketing may not result in the level of market acceptance, volume of sales or profitability anticipated.

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

For the three years ended December 31, 2008, 2007 and 2006, revenue attributable to our export business as a percentage of our total revenue was approximately 1%, 6% and 8%, respectively.  We must maintain certain licenses from applicable foreign governments in order to continue to export to those jurisdictions. In addition, we must apply for licenses from applicable foreign governments should we desire to export our products to countries with which we currently do not have business relations.  We cannot assure you that we can maintain our current licenses for export or obtain licenses to export to countries with which we do not currently have business relations.  The loss of any licenses or the inability to obtain new licenses to export may adversely affect the aggregate amount of our export sales and the profitability of our business.

The loss of senior management or key research and development personnel or our inability to recruit additional personnel may harm our business.

We are highly dependent on our senior management to manage our business and operations and our key research and development personnel for the development of new processing technologies and food products and the enhancement of our existing products.  In particular, we rely substantially on our chairman and chief executive officer, Mr. Xianfu Zhu, and our executive vice president, Mr. Baoke Ben, to manage our operations.  We also depend on our key research personnel for the development of new products and manufacturing methods, on our key information technology and logistics personnel for the production, storage and shipment of our products and on our key marketing and sales personnel, engineers and other personnel with technical and industry knowledge to transport, market and sell our products.  We do not maintain key man life insurance on any of our senior management or key personnel.  The loss of any one of them, in particular Mr. Zhu or Mr. Ben, would have a material adverse effect on our business and operations.  Competition for senior management and our other key personnel is intense and the pool of suitable candidates is limited.  We may be unable to locate a suitable replacement for any senior management or key personnel that we lose.  In addition, if any member of our senior management or key personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company.  Although each of our senior management and key personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key personnel.

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

Over the last three years, we constructed, leased or acquired several new production facilities, both within and outside of Henan Province, which increased our processing capacity by an aggregate of approximately 1,269.4 metric tons per day, based on an eight-hour working day, or approximately 457,000 metric tons on an annual basis.  Our growth strategy includes the continued expansion of our manufacturing operations and may include acquisitions of additional products, manufacturing or production capabilities or sources of supply.  In addition, we intend to expand our network of sales offices and warehouses to additional cities in the PRC.  The implementation of such strategy may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly-hired employees, assumption of unknown liabilities and potential disputes.  We also could experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware.

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

If the world-wide financial crisis intensifies, potential disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements, our ability to meet short-term and long-term commitments and our ability to grow our business; each could adversely affect our results of operations, cash flows and financial condition.

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. We rely on the credit markets, particularly for short-term borrowings from banks in the PRC, as well as the capital markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Disruptions in the credit and capital markets, as have been experienced since mid-2008, could adversely affect our ability to draw on our short-term bank facilities. Our access to funds under these credit facilities is dependent on the ability of the banks that are parties to those facilities to meet their funding commitments, which may be dependent on governmental economic policies in the PRC. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Long-term disruptions in the credit and capital markets, similar to those that have been experienced since mid-2008, could result from uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions and could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, and reducing or eliminating discretionary uses of cash.

Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products and increased incidence of customers’ inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur bad debt expense at levels higher than historically experienced. These events would adversely impact our results of operations, cash flows and financial position.

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

Our operating results have fluctuated from period to period and are likely to continue to fluctuate as a result of a wide range of factors, including seasonal variations in live pig supply and processed meat products consumption.  For example, demand for our products in general is relatively high before the Chinese New Year in January or February each year and lower thereafter.  Our production and sales of chilled and frozen pork are generally lower in the summer due to a lower supply of live pigs, as well as a slight drop in meat consumption during the hot summer months.  Interim reports may not be indicative of our performance for the year or our future performance, and period-to-period comparisons may not be meaningful due to a number of reasons beyond our control.  We cannot assure you that our operating results will meet the expectations of market analysts or our investors.  If we fail to meet their expectations, there may be a decline in our share price.

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

In addition to our sales to wholesale customers, we sell our products through showcase stores, network stores and supermarket brand counters.  All of these retail-based stores exclusively sell our pork products and display the Zhongpin logo on the fascia of the stores. For the years ended December 31, 2008, 2007 and 2006, these retail outlets accounted for approximately 42%, 44% and 45%, respectively, of our total revenue.  Any significant deterioration in the sales performance of our retail-based stores could adversely affect our financial results.  In addition, any sanitation, hygiene or food quality problems that might arise from the retail-based stores could adversely affect our brand image and lead to a loss of sales. We do not own or franchise any of the retail-based stores.

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

Our key customers are principally supermarkets and large retailers in the PRC.  For the years ended December 31, 2008, 2007 and 2006, sales to our five largest customers amounted in the aggregate to approximately $81.2 million, $48.4 million and $28.8 million, respectively, accounting for approximately 15%, 17% and 20%, respectively, of our total revenue.  We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all.  If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

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

At March 4, 2009, Mr. Xianfu Zhu, our founder, Chairman of the Board and Chief Executive Officer and our largest stockholder, beneficially owned approximately 23.1% of our outstanding shares of common stock (21.4% including shares of common stock issuable upon conversion of our outstanding shares of Series A convertible preferred stock), and our other executive officers and directors collectively beneficially owned an additional 5.3% of our outstanding shares of common stock (4.9% including shares of common stock issuable upon conversion of our outstanding shares of Series A convertible preferred stock).  As a result, pursuant to our By-laws and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our company, including, but not limited to, any stockholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our By-laws.  Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting.  We cannot be certain that the measures we have undertaken to comply with Section 404 will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the national securities exchanges and the inability of registered broker-dealers to make a market in our common stock, which could reduce our stock price.

If we are required to make a payment under our guarantee of the indebtedness of Xuji Group Co., Ltd., our liquidity may be adversely affected, which could harm our financial condition and results of operations.

In April 2008, Henan Zhongpin entered into a mutual guarantee agreement with Xuji Group Co., Ltd., a group corporation based in Henan Province, PRC that is not affiliated with our company or with any of our subsidiaries.  Pursuant to the agreement, Henan Zhongpin has agreed to guarantee bank loans of Xuji Group in an amount up to $44.0 million and Xuji Group has agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $44.0 million.  At December 31, 2008, Henan Zhongpin had guaranteed $38.1 million of Xuji Group’s bank loans.  The existing agreement will expire in March 2009; however, we may extend the mutual guarantee agreement with Xuji Group or enter into a similar mutual guarantee agreement with another unaffiliated entity in the future.  If Xuji Group or any other entity with which we have a mutual guarantee agreement defaults on its bank loans and we or one of our subsidiaries is required to pay all or a portion of such loans under a mutual guarantee agreement, we or such subsidiary will be required to seek reimbursement for such payment from the unaffiliated entity.  In such event, it is unlikely that the unaffiliated entity will be able to make such reimbursement and we may be unable to recoup the amount we paid at such time, if ever.  Further, under a mutual guarantee agreement, we or such subsidiary may be required to make payment at a time when we or such subsidiary does not have sufficient cash to make such payment and at a time when we or such subsidiary may be unable to borrow such funds on terms that are acceptable, if at all.  As a result, any demand for payment under a mutual guarantee agreement to which we or one of our subsidiaries is a party may have an adverse affect on our liquidity, financial condition and results of operations.

A general economic downturn, a recession or a sudden disruption in business conditions in the PRC may affect consumer purchases of discretionary items, including food products, which could adversely affect our business.

Consumer spending is generally affected by a number of factors, including general economic conditions, the level of unemployment, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products.  In addition, sudden disruption in business conditions as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions and climate changes or other natural disasters, pandemic situations or large scale power outages can have a short or, sometimes, long-term impact on consumer spending.  A downturn in the economy in the PRC, including any recession or a sudden disruption of business conditions in those economies, could adversely affect our business, financial condition or results of operation.

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

The outbreak of animal diseases or other epidemics could adversely affect our operations.

An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations and turnover.  In 2006, there was an outbreak of streptococcus suis in pigs, principally in Sichuan Province, PRC, with a large number of cases of human infection following contact with diseased pigs.  There also were unrelated reports of diseased pigs in Guangdong Province, PRC.  Our procurement and production facilities are located in Henan Province, PRC and were not affected by the streptococcus suis infection.  However, there can be no assurance that our facilities or products will not be affected by an outbreak of this disease or similar ones in the future, or that the market for pork products in the PRC will not decline as a result of fear of disease.  In either case, our business, results of operations and financial condition would be adversely and materially affected.

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

The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe our operations in the PRC are in compliance with all applicable legal and regulatory requirements.  However, the central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Were the PRC government, or local municipalities, to limit our ability to develop, produce, import or sell our products in the PRC, or to finance and operate our business in the PRC, our business could be adversely affected.

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

At present, all of our domestic sales are denominated in RMB and our export sales are denominated primarily in U.S. dollars.  In addition, we incur a portion of our cost of sales in Euros, U.S. dollars and Japanese yen in the course of our purchase of imported production equipment and raw materials. Since 1994, the conversion of the RMB into foreign currencies has been based on rates set by the People’s Bank of China, and the exchange rate for the conversion of the RMB to U.S. dollars had generally been stable. However, starting from July 21, 2005, the PRC government moved the RMB to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies.  As a result, the RMB is no longer directly pegged to the U.S. dollar.  On December 31, 2008, the exchange rate of the U.S. dollar against the RMB, based upon the noon buying rate in the City of New York for cable transfers of RMB as certified for customs purposes by the Federal Reserve Bank of New York, was RMB 6.8225 per U.S. dollar.  The exchange rate may become volatile, the RMB may be revalued further against the U.S. dollar or other currencies or the RMB may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the RMB against the U.S. dollar or other currencies, any of which could have a material adverse effect on our financial condition and results of operations.

Governmental control of currency conversion may affect the ability of our company to obtain working capital from our subsidiaries located in the PRC and the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency outside of the PRC.  We receive substantially all of our revenues in RMB.  Under our current structure, our income is primarily derived from the operations of Henan Zhongpin.  Shortages in the availability of foreign currency may restrict the ability of Henan Zhongpin to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements.  However, approval from appropriate government authorities is required in those cases in which RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.  The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Henan Zhongpin is subject to restrictions on making payments to us, which could adversely affect our cash flow and our ability to pay dividends on our capital stock.

We are a holding company incorporated in the State of Delaware and do not have any assets or conduct any business operations other than our investment in our operating subsidiary in the PRC, Henan Zhongpin.  As a result of our holding company structure, we will rely entirely on contractual payments or dividends from Henan Zhongpin for our cash flow to fund our corporate overhead and regulatory obligations.  The PRC government imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  As a result, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.  Further, as Henan Zhongpin has in the past, and Henan Zhongpin and our other subsidiaries in the PRC may in the future, incur debt on its or their own, the instruments governing such debt may restrict such subsidiary’s ability to make contractual or dividend payments to any parent corporation or other affiliated entity.  If we are unable to receive all of the funds we require for our operations through contractual or dividend arrangements with our PRC subsidiaries, we may not have sufficient cash flow to fund our corporate overhead and regulatory obligations in the United States and may be unable to pay dividends on our shares of capital stock.

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

Our operations are conducted and our assets are located within the PRC. In addition, all but one of our directors and all of our senior management personnel reside in the PRC, where substantially all of their assets are located. You may experience difficulties in effecting service of process upon us, our directors or our senior management as it may not be possible to effect such service of process outside the PRC.  In addition, the PRC does not have treaties with the United States and many other countries providing for reciprocal recognition and enforcement of court judgments. Therefore, recognition and enforcement in the PRC of judgments of a court in the United States or certain other jurisdictions may be difficult or impossible.

Recent changes in the PRC’s labor law restricts our ability to reduce our workforce in the PRC in the event of an economic downturn and may increase our production costs.

In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law, which became effective on January 1, 2008. The new legislation formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. Considered one of the strictest labor laws in the world, among other things, this new law provides for specific standards and procedures for the termination of an employment contract and places the burden of proof on the employer. In addition, the law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including the case of the expiration of a fixed-term employment contract. Further, the law requires an employer to conclude an “employment contract without a fixed-term” with any employee who either has worked for the same employer for 10 consecutive years or more or has had two consecutive fixed-term contracts with the same employer. An “employment contract without a fixed term” can no longer be terminated on the ground of the expiration of the contract, although it can still be terminated pursuant to the standards and procedures set forth under the new law. Because of the lack of implementing rules for the new law and the precedents for the enforcement of such a law, the standards and procedures set forth under the law in relation to the termination of an employment contract have raised concerns among foreign investment enterprises in the PRC that such “employment contract without a fixed term” might in fact become a “lifetime, permanent employment contract.” Finally, under the new law, downsizing of either more than 20 people or more than 10% of the workforce may occur only under specified circumstances, such as a restructuring undertaken pursuant to the PRC’s Enterprise Bankruptcy Law, or where a company suffers serious difficulties in production and/or business operations, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract not possible.  To date, there has been very little guidance and precedents as to how such specified circumstances for downsizing will be interpreted and enforced by the relevant PRC authorities. All of our employees working for us exclusively within the PRC are covered by the new law and thus, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns may be curtailed. Accordingly, if we face future periods of decline in business activity generally or adverse economic periods specific to our business, this new law can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

Risk Relating to an Investment in Our Securities

While cash dividends were paid by a deemed predecessor to our company in the past, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

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

The market price for our common stock may be volatile and subject to wide fluctuations, which may adversely affect the price at which you can sell our shares.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

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

Item 1B. – Unresolved Staff Comments

None.

Item 2. – Properties

Properties

The following table sets forth certain information relating to our corporate offices and other facilities.

Location	Approximate Floor Area(1) (Square Feet)	Ownership Status(2)	Principal Uses

21 Changshe Road Changge City, Henan Province	221,241	Owned	Corporate headquarters

South Part, Changxing Road Changge City, Henan Province	622,650	Owned	Meat products processing plant

South Part, Changxing Road Changge City, Henan Province	676,804	Owned	Meat, fruit and vegetable products processing plant

South Part, Changxing Road Changge City, Henan Province	545,325	Owned	Logistic center, warehouse and prepared meat processing plant

South of National Road 311 Yanling, Henan Province	161,204	Owned	Closed

Food Industrial Park, Tangyin County Anyang, Henan Province	1,684,589	Owned	Meat products processing plant

17 Luogui Road, Cangshan County Zhongjiang City, Sichuan Province	717,604	Owned	Meat products processing plant

Industrial Park Suiping City, Henan Province	1,771,483	Owned	Meat products processing plant

Jinghai Economic Development Zone, Tianjin City	933,339	Leased(3)	Meat products processing plant

Location	Approximate Floor Area(1) (Square Feet)	Ownership Status(2)	Principal Uses

Shouyang Mountain Industry Park, Yanshi, Luoyang City, Henan Province	1,653,432	Owned	Meat products processing plant

Tuonan Industry Park Yongcheng City, Henan Province	1,711,293	Owned	Meat products processing plant

No. 208, East Gongzhu Avenue Gongzhuling City, Jilin Province	446,706	Leased(4)	Meat products processing plant

Chenshi Village, Chenshi Town, Shenzhou City, Hebei Province	1,219,561	Leased(5)	Meat products processing plant

(1)	Calculated based upon the measurements of the land upon which the facility is situated.

(2)
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

(3)	This facility is leased pursuant to a three-year lease that expires in September 2010 and provides for aggregate rental payments of 5,600,000 RMB ($820,813) per year for the lease term.

(4)	This facility is leased pursuant to a three-year lease that expires in December 2011 and provides for aggregate rental payments of 2,800,000 RMB ($410,407) per year for the lease term.

(5)	This facility is leased pursuant to a three-year lease that expires in December 2011 and provides for aggregate rental payments of 1,800,000 RMB ($263,833) per year for the lease term.

Item 3. – Legal Proceedings

Neither our company nor any of our subsidiaries is a party to any legal proceedings that, individually or in the aggregate, are material to our company as a whole.

Item 4. – Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

Item 5. –	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares began trading on the NASDAQ Global Select Market on December 27, 2007 under the symbol “HOGS.”  From January 31, 2006 to December 26, 2007, our shares traded on the OTC Bulletin Board under the symbol “ZHNP.”

The following table contains information about the range of high and low prices for our common stock for each full quarterly period during the period January 1, 2007 to December 31, 2008.  Information for the period from January 1, 2007 to December 26, 2007 is based on the high and low bid prices of our common stock based upon reports of transactions on the OTC Bulletin Board.  Information for the period from December 27, 2007 to December 31, 2008 is the high and low closing sales price of our common stock based upon reports of transactions on the NASDAQ Global Select Market.

	High	Low
Fiscal 2007

First Quarter	$8.50	$6.75
Second Quarter	11.34	6.75
Third Quarter	11.75	8.63
Fourth Quarter	14.39	9.45

Fiscal 2008

First Quarter	$15.47	$8.35
Second Quarter	13.64	9.50
Third Quarter	13.22	9.00
Fourth Quarter	12.44	6.50

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  The high and low prices listed have been rounded up to the next highest two decimal places.

As of March 5, 2009, there were approximately 91 holders of record of our common stock.  On March 5, 2009, the closing sale price of our common stock as reported by the NASDAQ Global Select Market was $7.60 per share.

While cash dividends were paid in 2003 and 2002 by Henan Zhongpin, which is a deemed predecessor to our company and our subsidiary in the PRC, we have never paid or declared any dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future. As a result of our holding company structure, we would rely entirely on contractual or dividend payments from Henan Zhongpin for our cash flow to pay dividends on our common stock.  The PRC government imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC, which also may affect our ability to pay cash dividends in the future.  See Note 1 to our audited consolidated financial statements.

The holders of our Series A convertible preferred stock are entitled to receive, when and as declared by our Board of Directors, dividends in such amounts as may be determined by our Board of Directors from time to time out of funds legally available therefore.  No dividends (other than those payable solely in common stock) will be paid to the holders of our common stock until there shall have been paid or declared and set apart during that fiscal year for the holders of our Series A convertible preferred stock a dividend in an amount per share that the holders would have got for the shares of common stock issuable upon conversion of their shares of Series A convertible preferred stock.

Performance Graph

The following graph compares the cumulative total return on our common stock, the NASDAQ Composite Index and a peer group over the period commencing on February 28, 2006 (the first date on which there was any significant trading of our common stock following our acquisition of our existing business operations on January 30, 2006) and ending on December 31, 2008.  The peer group is comprised of companies that are engaged in the production and sale of meat products (SIC Code 2011), and includes Diamond Ranch Foods Limited, Hormel Foods Corp. and Tyson Foods Inc.  We did not include Energroup Holdings Corporation (“Energroup”), a Dalian, China-based pork processing company, as Energroup did not complete its reverse merger into a U.S. shell corporation until the end of 2007 and has had no trading activity.

The performance graph assumes the value of the investment in the common stock of each index was $100 and that all dividends were reinvested. This graph is not necessarily indicative of future price performance.

*$100 invested on 2/28/06 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

The performance graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Securities Authorized for Issuance under Equity Compensation Plans

On April 30, 2007, our Board of Directors and stockholders adopted and approved our Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”).  The 2006 Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to 1,800,000 shares of common stock.

As of December 31, 2008, options to purchase an aggregate of 610,000 shares of common stock had been granted under the 2006 Plan.  Options granted in the future under the 2006 Plan are within the discretion of our board of directors.  The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))

Equity compensation plans approved by security holders	610,000	$11.29	1,156,667

Equity compensation plans not approved by security holders	0	N/A	0

Total	610,000	$11.29	1,156,667

Item 6. – Selected Financial Data

The following selected consolidated income statement data for the three years ended December 31, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2007 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this Report. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report.  Our selected consolidated income statement data for the year ended December 31, 2005 and the selected consolidated balance sheet data as of December 31, 2005 have been derived from our audited financial statements which are not included in this Report.  Our selected consolidated income statement data for the year ended December 31, 2004 and our selected consolidated balance sheet data as of December 31, 2004 have been derived from the audited financial statements of Henan Zhongpin, our deemed predecessor, which are not included in this Report.  The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	Fiscal Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$539,825	$291,373	$143,812	$73,400	$42,787
Gross Profit	68,561	37,504	20,616	12,179	6,117
Income From Operations	36,781	21,917	3,537	7,484	3,058
Net Income	31,377	18,525	4,109	5,914	2,768
Net Income per Common Share:
Basic	1.06	1.03	0.23	0.50	0.15
Diluted	1.05	0.80	0.20	0.50	0.13
Cash Dividends	-	-	-	-	-

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Balance Sheet Data:
Property, Plant, Equipment	$133,684	$66,430	$32,597	$10,213	$10,072
Total Assets	329,878	217,104	102,222	53,254	32,167
Long-Term Loans (Less Current Maturities)	23,475	1,635	1,912	2,264	4,329
Stockholders’ Equity	190,914	143,018	52,697	14,516	8,183

	December 31,
	2008	2007	2006	2005	2004
Selected Operating Data:
Production Capacity (M/T)
Pork and Pork Products	501,560	346,760	166,800	102,600	79,200
Vegetables and Fruits	12,600	23,400	12,600	9,000	3,600
Metric Tons Produced(1)
Pork and Pork Products	240,963	170,162	116,478	62,155	38,915
Vegetables and Fruits	13,409	12,263	9,342	2,713	1,611
Metric Tons Sold(1)
Pork and Pork Products	239,668	167,900	112,907	62,304	38,913
Vegetables and Fruits	13,472	11,743	9,504	2,681	1,525
Number of Products	314	270	229	168	125
Number of Retail Stores	3,061	2,939	2,721	2,100	978
Market Coverage
No. of Provinces	24	24	24	24	23
No. of First-Tier Cities	29	29	29	24	23
No. of Second-Tier Cities	106	93	75	49	36
No. of Third-Tier Cities	324	287	226	142	109

(1)	For the year ended December 31.

The following selected consolidated income statement data for each full quarter within the years ended December 31, 2008 and 2007 have been derived from our unaudited quarterly consolidated financial statements which are not included in this Report. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	Fiscal Year 2008
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$139,817	$153,753	$137,527	$108,728	$539,825
Gross Profit	17,678	19,587	17,104	14,192	68,561
Income From Operations	8,292	11,354	9,332	7,803	36,781
Net Income	5,517	10,050	8,522	7,288	31,377
Net Income per Common Share:
Basic	0.18	0.34	0.29	0.25	1.06
Diluted	0.18	0.34	0.29	0.24	1.05

	Fiscal Year 2007
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$100,590	$71,313	$63,678	$55,792	$291,373
Gross Profit	11,914	9,671	8,177	7,742	37,504
Income From Operations	6,127	6,184	4,957	4,649	21,917
Net Income	5,042	5,293	4,180	4,010	18,525
Net Income per Common Share:
Basic	0.23	0.27	0.21	0.32	1.03
Diluted	0.18	0.23	0.20	0.19	0.80

Item 7. – Management’s Discussion and Analysis or Plan of Operation

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

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

•
In 2008, net revenues increased 91% to $539.8 million and net profit increased 70% to $31.4 million. In 2007, net revenues increased 115% to $291.3 million and net profit increased 351% to $18.5 million.

•
In 2008, basic earnings per share increased 4% to $1.06 and diluted earnings per share increased 31% to $1.05. In 2007, basic earnings per share increased 200% to $1.02 and diluted earnings per share increased 321% to $0.80.

•
We made solid progress executing our long-term growth strategy, which focuses on expanding our production capacity, building a well-known brand and exploiting our sales capabilities by accessing more retail outlets and sales channels.

•	We ceased production in our Yanling facility and recorded a $3.2 million impairment for the assets at that location. We plan to sell those assets as a group in 2009.

Overview

We are principally engaged in the meat and food processing and distribution business in the PRC.  Currently, we have 12 processing plants located in Henan, Hebei, Jilin and Sichuan Provinces and in Tianjin City in the PRC.  Our current total production capacity for chilled pork and frozen pork is approximately 1,385.4 metric tons per day, based on an eight-hour working day, or approximately 498,760 metric tons on an annual basis.  We also have production capacity for prepared meats of approximately 150 metric tons per eight-hour day, or approximately 54,000 metric tons on an annual basis, and for fruits and vegetables of approximately 35 metric tons per eight-hour day, or approximately 12,600 metric tons on an annual basis.  We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

The following table sets forth, as of March 1, 2009, the annual production capacity of our processing plants based on an eight-hour working day.

		Annual Capacity
Product	Location	in Metric Tons

Chilled and frozen pork	Changge, Henan Province	79,760
	Gongzhulin, Jilin Province	30,000
	Deyang, Sichuan Province	25,000
	Zhumadian, Henan Province	72,000
	Tianjin City	53,000
	Anyang, Henan Province	63,000
	Luoyang, Henan Province	70,000
	Shenzhou, Hebei Province	26,000
	Yongcheng, Henan Province	80,000
		498,760

		Annual Capacity
Product	Location	in Metric Tons

Prepared meat	Changge, Henan Province	54,000

Fruits and Vegetables	Changge, Henan Province	12,600

We believe we must continue to expand our production capacity to seize additional market share.  As a result, we are currently constructing, or plan to construct, the following additional production facilities to expand our production capacity:

•
We recently completed the construction of the expansion and upgrading of our production line for fruits and vegetables in our production facilities located in Changge City, Henan Province.  This new production line has been designed to expand our production capacity for fruits and vegetables in Changge City by 83 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis.  This increased capacity will allow us to consolidate into one state-of-the-art production facility the existing fruit and vegetable production currently in our existing facility in Changge City (annual production capacity of 12,600 metric tons) and our Yanling facility in Henan Province (annual production of 10,800 metric tons), to discontinue outsourcing fruit and vegetable processing from third-party suppliers (approximately 2,880 metric tons in fiscal 2008), and to increase our aggregate production capacity for fruits and vegetables by approximately 14%, to 30,000 metric tons from the current 26,280 metric tons.  The new facility is expected to be put into operation in late March 2009.

•
We plan to invest approximately $52.0 million, not including the cost of land use rights, to build a production facility, warehouse and distribution center, and research and development center in Tianjin City.  This facility is being designed with a production capacity of 100,000 metric tons for chilled and frozen pork, of which 70% will be for chilled pork and 30% for frozen pork, and 36,000 metric tons for prepared foods. We expect to commence construction for this project in April 2009 and to put the new facility into use in the second quarter of 2010.  After production at this new facility commences, we intend to terminate the lease for our existing production facilities in Tianjin City.  Following such closure and with the addition of the production capacity from the new facility, our annual chilled and frozen pork production will increase by approximately 9% to 545,760 metric tons from the current production of 498,760 metric tons.

•
We also plan to invest approximately $21.0 million to build an additional production facility in Changge City, Henan Province.  This facility is being designed with a production capacity of 36,000 metric tons for prepared foods, including quick-freeze sausages and other prepared meat products that will cater to various consumer tastes.  We expect to commence construction for this project in April 2009 and to put this facility into use in December 2009.

Over the past two years, we constructed three processing plants in Henan Province.  We constructed all of these plants ourselves because we are familiar with the market, and we located these plants in a capacity cluster so we can serve Henan Province and its surrounding areas.  We believe these plants will enable us to achieve synergies in certain areas, including the purchase of raw materials, logistics and marketing.  To further expand our business and to upgrade the “Zhongpin” brand from a regional brand to a national brand, we intend to expand our production into other provinces in which pork is traditionally consumed in significant quantities and in which there is a sufficient hog supply. In an effort to minimize our risk and the potential of losses when expanding into new markets, we have entered certain markets by leasing, rather than purchasing or constructing, our production facilities because we believe that, even after conducting comprehensive market research and professional due diligence, there is significant risk that a market will not generate the level of sales we expect.  For example, we leased a plant in Heilongjiang Province with the intention of leveraging its location and transportation advantages to develop the export market.  In 2008, we determined that the export market was shrinking and that our market risk was increasing. As a result, in January 2009, we terminated the lease agreement for our Heilongjiang production facilities and leased another plant in Jilin Province to focus on the domestic market.  We believe we would have been unable to shift our strategy in Heilongjiang Province as quickly as we did if we had acquired or constructed our production facilities in that province. On the other hand, we acquired a plant in Deyang, Sichuan Province after we leased the plant for a period of time.  In the future, we would like to replicate our success in Henan Province in other provinces in northern and eastern China where we would like to build capacity clusters similar to the cluster we constructed in Henan Province.  We intend to lease, acquire or build new facilities to support the development of our target markets.

Our capacity utilization rate was approximately 57%, 65% and 84% for 2008, 2007 and 2006, respectively.  The capacity utilization rate is calculated by using our production quantity divided by our weighted average capacity in each year. Our capacity utilization rate fluctuated during those periods due to the supply of live hogs and raw materials in certain periods, the price fluctuation for live hogs in different areas near our production facilities, our maintenance of machineries and facilities, and our sales capability.  Our target capacity utilization rate at our production facilities is approximately 70%. The decrease in our utilization rate over the past three years was primarily due to the significant increase in our capacity over that period resulting from the additional facilities we put into operation in 2008 and 2007.  We anticipate that it will take from three to six months for the utilization rates of our new production facilities to reach our target utilization rate.

Our products are sold under the “Zhongpin” brand name.  At December 31, 2008, our customers included 21 international or domestic fast food companies in the PRC, 39 processing factories and 1,669 school cafeterias, factory canteens, army posts and national departments.  At such date, we also sold directly to 3,061 retail outlets, including supermarkets, within the PRC.

Since 2001, we have been one of the “leading agricultural industrial enterprises” in the PRC.  Over the past five fiscal years, we achieved a compound annual growth rate of 79% in terms of revenues and 84% in terms of net profits.  We have established distribution networks in 24 provinces, including four cities with special legal status, in the North, East, South and South Midland of the PRC, and also have formed strategic partnerships with leading supermarket chains and the catering industry in the PRC.  In addition, we export products to the European Union, Southeast Asia, Russia and South Africa.

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

Revenue Recognition.  Revenues generated from the sale of various meat products and vegetables and fruits are recognized when these products are delivered to customers in accordance with previously-agreed-upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured.  Since the products sold by us are primarily perishable and frozen food products, the right of return is only for a few days and has been determined to be insignificant by our management.  Accordingly, no provision has been made for returnable goods.  Revenues presented on our consolidated income statements are net of sales taxes.

Accounts Receivable. During the normal course of business, our policy is to ask larger customers to make deposits in reasonable and meaningful amounts on a case-by-case basis.  For certain newly-developed customers, we may extend unsecured credit.

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC.  If any particular customer appears to be delaying or deferring payments for our products, we generally request a deposit from, or an increase in the deposits of, such customer.  Such deposits are typically applied against the outstanding accounts receivable of the applicable customer during the year.  As a result, we did not have a bad debt allowance provided against any specific customer at December 31, 2008.

We maintain a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Prior to December 31, 2008, Henan Zhongpin had a general policy of providing a reserve for doubtful accounts in an amount equal to 10% of its accounts receivable.  However, after examining the actual collection experience for the past two years, effective December 31, 2008, Henan Zhongpin changed its allowance estimate from 10% to 5%, which is consistent with the practice of our other subsidiaries.  As a result of changing this estimate, our net income in 2008 increased by $999,999, which had a $0.03 impact on our basic earnings per share and our diluted earnings per share in 2008.

Inventories.  Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value.  Work-in-progress and finished goods are composed of direct material, direct labor and an attributable portion of manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

Plant, Property and Equipment.  Plant, properties and equipment are recorded at cost and are stated net of accumulated depreciation.  Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Life
Plants and buildings	5-30 years
Machinery and equipment	5-20 years
Office furniture and equipment	3-5 years
Vehicles	5 years

Maintenance and repairs are charged directly to expense as incurred, whereas betterment and renewals are generally capitalized in their respective property accounts.  When an asset is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an line item before operating income (loss).

Impairment of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of that asset.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.  We recorded an impairment loss of $2,209,126 in fiscal 2008 due to our decision to dispose of our Yanling production facility.  There were no impairment losses in fiscal 2007 or 2006.

Income Taxes.  We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

We were established under the laws of the State of Delaware and are subject to U.S. federal income tax and Delaware state income tax.  Falcon Link was established under the laws of the British Virgin Islands and is not subject to income tax in accordance with the laws and regulations of the British Virgin Islands.  Our other operating subsidiaries, which are located in the PRC, are subject to the PRC’s new Enterprise Income Tax (“EIT”) Law, which was effective January 1, 2008 and has a uniform statutory tax rate of 25 percent.  Under the new EIT law, income derived by an enterprise primarily from the processing of agricultural products (including slaughtering live hogs) is exempt from EIT.  Consequently, the 11 of our 16 subsidiaries in the PRC that engage in the slaughtering of live hogs are exempted from EIT.  Two of the 11 subsidiaries have obtained a written tax-exemption approval from their respective tax authorities and the other nine subsidiaries are in the process of performing EIT exemption procedures.  In the years ended December 31, 2008, 2007 and 2006, the exempted income before income tax was $34.9 million, $23.2 million and $13.2 million, respectively.  We excluded such exempted income before income tax in determining our proper income tax provision.  For the years ended December 31, 2008, 2007 and 2006, the impact on our income tax resulting from the exemption of net income from preliminary processing of agricultural products was $8.7 million, $7.7 million and $4.4 million, respectively.  Our remaining five subsidiaries in the PRC are subject to the uniform 25% tax rate in relation to non-primary processing of agricultural products.

There is no consolidated enterprise income tax return concept in the PRC.  As a result, if one subsidiary has net income, that net income cannot be offset by the loss incurred by another subsidiary within the consolidated company.  Similarly, if one subsidiary has a net operating loss, that net operating loss cannot be offset by the net income in another subsidiary within the consolidated company.

Results of Operations

In fiscal 2009, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last five years.  In June 2008, we placed into operation a new fresh meat production facility in Luoyang City, Henan Province with an annual capacity of 70,000 metric tons. During the third quarter of 2008, we completed a number of smaller projects to support our expanding operations, including a waste water solution system, a storage facility and the first phase of a residential dormitory complex, all for our production facilities in Changge City, Henan Province.  In November 2008, we placed into operation at our production facility in Changge City a new production line for prepared meat products with an annual capacity of approximately 28,800 metric tons.  In December 2008, we leased a production facility in Shenzhou City, Hebei Province for chilled and frozen pork production with an annual capacity of approximately 26,000 metric tons. In January 2009, we placed into operation a new fresh meat production facility in Yongcheng City, Henan Province with an annual production capacity of approximately 80,000 metric tons.

In 2009, we will continue to expand our production facilities. In March 2009, we will put into operation an expanded production line in our production facilities in Changge City with an annual capacity of approximately 30,000 metric tons for fruits and vegetables.  We plan to invest approximately $52.0 million, not including the cost of land use rights, to build a production facility and distribution center in Tianjin City.  This facility is being designed with a production capacity of 100,000 metric tons for chilled and frozen pork, of which 70% will be for chilled pork and 30% for frozen pork, and 36,000 metric tons for prepared foods. We expect to commence construction for this project in April 2009 and to put the new facility into use in the first half of 2010.  We also plan to invest approximately $21.0 million to build a production facility in Changge City, Henan Province.  This facility is being designed with a production capacity of 36,000 metric tons for prepared foods.  We expect to commence construction for this project in April 2009 and to put this facility into use in December 2009.

In fiscal 2009, we expect the demand for pork in the PRC and the results of the pork and pork products segment of our business to remain strong.  To take advantage of market changes, we are seeking to establish relationships with several multinational companies, including some of the leading pork processing companies in North America and their PRC-based subsidiaries.  While supply is expected to be ample, live hog prices are expected to remain stable in the first half of 2009 and, due to a change in the supply and demand for hogs in the market, are expected to increase in second half of 2009. We anticipate that our gross profit margin in fiscal 2009 will decrease slightly.  While we expect to increase our market share in the meat and meat products segment in our target markets in fiscal 2009, we anticipate that the global economic slowdown and the intense competition in the meat industry will adversely impact the operating results of the meat processing industry in the PRC as a whole.

Comparison of Fiscal Years Ended December 31, 2008 and 2007

Revenue. Total revenue increased from $291.4 million in fiscal 2007 to $539.8 million in fiscal 2008, which represented an increase of $248.4 million, or approximately 85%.  The increase in revenues was primarily due to increases in the sales volume of our pork and pork products and, to a lesser extent, to increases in prices of our pork and pork products.  The following table presents certain information regarding our sales by product division in fiscal 2008 and 2007.

	Sales by Division
	Year Ended December 31, 2008			Year Ended December 31, 2007
	Metric Tons	Sales Revenues (in millions)	Average Price/Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ MetricTon

Pork and Pork Products
Chilled pork	128,962	$289.3	$2,243	88,665	$151.0	$1,743
Frozen pork	86,085	187.9	2,183	62,819	102.6	1,633
Prepared pork products	24,621	53.7	2,181	16,416	29.2	1,779
Vegetables and Fruits	13,472	8.9	661	11,743	8.6	732

Total	253,141	$539.8	$2,132	179,643	$291.4	$1,622

The pork market in China is highly fragmented and in the markets in which we sell our products, no single supplier has a significant impact on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, then-applicable hog prices and pricing trends for similar products in the regions in which we operate.  In fiscal 2008, we increased our sales of chilled pork products by approximately $138.3 million over the amount of our sales of such products in fiscal 2007.  As shown in the table above, our average price during the fiscal 2008 was approximately $2,243 per metric ton for chilled pork whereas our average price during the fiscal 2007 was only $1,743 per metric ton for chilled pork.  Assuming the average price for chilled pork during fiscal 2008 was the same as the average price during fiscal 2007, the impact from the increase in metric tons of chilled pork sold was $70.2 million.  Assuming the number of metric tons sold in fiscal 2008 was the same as the number of metric tons sold fiscal 2007, the impact from the increase in prices of our chilled pork products was $44.3 million.  The impact from the combination of changes in prices and volume of chilled pork products sold totaled $23.8 million.

In fiscal 2008, we increased our sales of frozen pork products by approximately $85.3 million over the amount of our sales of such products in fiscal 2007. Our average price during fiscal 2008 was approximately $2,183 per metric ton for frozen pork whereas our average price during fiscal 2007 was only $1,633 per metric ton for frozen pork.  Assuming the average price for frozen pork during fiscal 2008 was the same as the average price during fiscal 2007, the impact from the increase in metric tons of frozen pork sold was $38.0 million.  Assuming the number of metric tons sold in fiscal 2008 was the same as the number of metric tons sold in fiscal 2007, the impact from the increase in prices of our frozen pork products was $34.6 million.  The impact from the combination of changes in prices and volume of frozen pork products sold totaled $12.8 million.

In fiscal 2008, we increased our sales of prepared pork products by approximately $24.5 million over the amount of our sales of such products in fiscal 2007.  Our average price during fiscal 2008 was approximately $2,181 per metric ton for prepared pork products whereas our average price during fiscal 2007 was only $1,779 per metric ton for prepared pork products. Assuming the average price for prepared pork products during fiscal 2008 was the same as the average price during fiscal 2007, the impact from the increase in metric tons of prepared pork products sold was $14.6 million.  Assuming the number of metric tons sold in fiscal 2008 was the same as the number of metric tons sold in fiscal 2007, the impact from the increase in prices of our prepared pork products was $6.6 million.  The impact from the combination of changes in prices and volume of prepared pork products sold totaled $3.3 million.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located.  Therefore, the increase in metric tons sold in fiscal 2008 was partly attributable to our effort to expand our distribution channels.  The following table sets forth the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume

	December 31,		Net	Percentage
	2008	2007	Change	of Change

Showcase stores	132	113	19	17%
Branded stores	961	927	34	4%
Supermarket counters	1,968	1,899	69	4%

Second-tier cities	106	93	13	14%
Third-tier cities	324	287	37	13%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume.  The following table sets forth our revenues by distribution channel for fiscal 2008 and 2007, respectively.

	Sales by Distribution Channel
	($ in millions)
	Years Ended December 31		Net	Percentage
	2008	2007	Change	of Change

Branded stores	$226.9	$129.3	$97.6	75%
Food services distributors	155.7	60.2	95.5	159%
Restaurants and noncommercial	152.0	85.8	66.2	77%
Export	5.3	16.1	(10.8)	(67)%

Total	$539.8	$291.4	$248.4	85%

The increase in sales to different distribution channels was mainly due to the following factors:

•	our production capacity has increased since our Luoyang production facilities commenced production in the second quarter of 2008;

•	we have built up our brand image and brand recognition through advertisements on China Central TV and local television and promotion;

•	we have increased the number of stores and other channels through which we sell our products; and

•	we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.

During fiscal 2008, revenues from export sales decreased to $5.3 million, which represented a decline of $10.8 million, or approximately 67%, as compared to fiscal 2007.  The decrease in export sales was primarily due to the reduction of our export sales efforts during the 2008 period due to the higher gross profit margins we could achieve during that period by selling our pork products domestically in the PRC.

Costs of Sales.  All of our meat products are derived from the same raw materials, which are live hogs.  Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan Province.  As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. Our costs of sales primarily include our costs of raw materials, labor costs and overhead.  Of our total cost of sales, our cost of raw materials typically accounts for approximately 96% to 97%, our overhead typically accounts for 2% to 2.5% and our labor costs typically accounts for 1% to 1.3%, with slight variations from period to period. Our cost of sales increased from $253.9 million in fiscal 2007 to $471.3 million in fiscal 2008, which represented an increase of $217.4 million, or approximately 86%. The increase in our cost of sales was consistent with our increase in sales revenue.

	Costs of Sales by Division
	Year Ended December 31, 2008			Year Ended December 31, 2007
	Metric Tons	Amount (in millions)	Average Cost/ Metric Ton	Metric Tons	Amount (in millions)	Average Cost/ MetricTon
Pork and Pork Products
Chilled pork	128,962	$253.2	$1,963	88,665	$131.8	$1,486
Frozen pork	86,085	168.6	1,959	62,819	91.3	1,453
Prepared pork products	24,621	42.0	1,706	16,416	23.6	1,438
Vegetables and Fruits	13,472	7.5	557	11,743	7.2	613

Total	253,141	$471.3	$1,862	179,643	$253.9	$1,413

Our gross profit margin (gross profit divided by sales revenue) decreased from 12.9% in fiscal 2007 to 12.7% in fiscal 2008.  The slight decrease in our gross profit margin during fiscal 2008 was primarily attributable to the increase in revenue from products that were sold through low-margin distribution channels (wholesalers), which resulted from our decision to enhance our capacity utilization of our newly-built facilities that were put into service during fiscal 2008.  Consequently, our gross profit margin was lower than the level we would expect to achieve when we successfully penetrate new regional markets and increase our sales through higher-margin channels, such as our retail channels. In addition, the decrease in our gross profit margin during fiscal 2008 was attributable to the increase in labor costs we experienced as a result of the implementation of new labor laws in the PRC and the increase we experienced in our depreciation expense resulting from the newly-built production facilities that were put into service during fiscal 2008.  We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in fiscal 2009 to stablize our gross profit margin.

General and Administrative Expenses. General and administrative expenses increased from $10.3 million in fiscal 2007 to $17.9 million in fiscal 2008, which represented an increase of $7.6 million, or approximately 74%.  As a percentage of revenues, general and administrative expenses decreased from 3.5% in fiscal 2007 to 3.3% in fiscal 2008.

The increase in general and administrative expenses during the fiscal year ended December 31, 2008 was primarily the result of

•
a $2.0 million increase in salary expense due to the expansion of our business, which required us to hire more employees, and certain salary increases that were implemented in 2008 to bring our compensation levels more in line with industry and regional standards;

•	a $1.7 million increase in advertising expenses in 2008 to build up our brand image and brand recognition;

•	a $1.1 million increase in option amortization expense resulting from the options we granted at the end of 2007;

•	a $1.0 million increase in consulting fees incurred in connection with the listing of our common stock on the NASDAQ Global Select Market; and

•	a $0.7 million increase in training expenses as we provided more training to our management and staff to support our expansion.

These increases were partly offset by a $2.3 decrease in non-cash compensation expenses related to the escrow arrangement we implemented in connection with our 2006 private placement.

Selling Expenses. Selling expenses increased from $5.0 million in fiscal 2007 to $9.9 million in fiscal 2008, which represented an increase of $4.9 million, or approximately 98%.  The increase in selling expenses was primarily the result of our increased sales of pork and pork products.  As a percentage of revenue, selling expenses remained at 1.8% in fiscal 2008 and 2007.  The increase in selling expenses was primarily due to a $2.3 million increase in transportation costs due to our increased sales of products and a $1.2 million increase in salary expense due to the expansion of our business, which required us to hire additional employees, and certain increased compensation levels as discussed above.

Research and Development Expenses. Research and development expenses increased from $1.8 million in fiscal 2007 to $3.2 million in fiscal 2008, which represented an increase of $1.4 million, or approximately 78%. The increase was due to our increased investment in new product development, our cooperation with different agriculture universities and institutes and an increase in our salary and welfare expenses because we employed more scientists in our research and development group.

Interest Expense.  Interest expense increased from $2.5 million in fiscal 2007 to $3.4 million in fiscal 2008, which represented an increase of $0.9 million, or approximately 36%.  The increase in interest expense was primarily the result of an increase of $20.2 million in short-term bank loans, an increase of $21.8 million in long-term bank loans and an increase of $4.3 million in capital lease obligations, which increases were partly offset by an increase in interest income.

Other Income, Exchange Gain and Government Subsidies.  Other income, exchange gain and government subsidies decreased from $0.5 million in fiscal 2007 to $0.4 million in fiscal 2008.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products.  The increase of $1.0 million in the provision for income taxes in fiscal 2008 over fiscal 2007 resulted from the increased sales of prepared meat products, which was partly offset by the decrease in the income tax rate from 33% in fiscal 2007 to 25% in fiscal 2008 and from the $0.6 million increase in the provision for income tax due to the donation to our company by certain of our shareholders of a company payable to such shareholders, which we discuss in more detail in Note 10 to our audited financial statements.

Comparison of Fiscal Years Ended December 31, 2007 and December 31, 2006

Revenue.  Total revenue increased from $143.8 million in fiscal 2006 to $291.4 million in fiscal 2007, which represented an increase of $147.6 million, or approximately 103%. The increase in revenues was primarily due to increased sales in our meat and meat products segment resulting from the effects of the continuing increases in the number of our branded stores, increased sales to food service distributors and increased market prices for pork products in the PRC during the year.

The following table presents certain information regarding our sales by product division for fiscal 2007 and 2006.

	Sales by Division
	Year Ended December 31, 2007			Year Ended December 31, 2006
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	88,665	$151.0	$1,743	59,284	$71.8	1,211
Frozen pork	62,819	102.6	1,633	43,785	50.9	1,162
Prepared pork products	16,416	29.2	1,779	9,838	15.4	1,565
Vegetables and Fruits	11,743	8.6	732	9,504	5.7	600

Total	179,643	$291.4	1,622	122,411	$143.8	1,175

As discussed above, the pork market in the PRC is highly fragmented and in the markets in which we sell our products, no single supplier has a significant impact on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the regions in which we operate.  In fiscal 2007, we increased our sales of chilled pork products by approximately $79.2 million over the amount of our sales of such products in fiscal 2006. As shown in the table above, our average price during fiscal 2007 was approximately $1,743 per metric ton for chilled pork whereas our average price during fiscal 2006 was only $1,211 per metric ton for chilled pork.  Assuming the average price for chilled pork during fiscal 2007 was the same as the average price during fiscal 2006, the impact from the increase in metric tons of chilled pork sold was $35.6 million.  Assuming the number of metric tons sold in fiscal 2007 was the same as the number of metric tons sold in fiscal 2006, the impact from the increase in prices of our chilled pork products was $31.5 million. The impact from the combination of changes in prices and volume of chilled pork products sold totaled $12.1 million.

In fiscal 2007, we increased our sales of frozen pork products by approximately $51.7 million over the amount of our sales of such products in fiscal 2006. Our average price during fiscal 2007 was approximately $1,633 per metric ton for frozen pork whereas our average price during fiscal 2006 was only $1,162 per metric ton for frozen pork.  Assuming the average price for frozen pork during fiscal 2007 was the same as the average price during fiscal 2006, the impact from the increase in metric tons of frozen pork sold was $22.1 million.  Assuming the number of metric tons sold in fiscal 2007 was the same as the number of metric tons sold in fiscal 2006, the impact from the increase in prices of our frozen pork products was $20.6 million.  The impact from the combination of changes in prices and volume of frozen pork products sold totaled $9.0 million.

In fiscal 2007, we increased our sales of prepared pork products by approximately $13.8 million over the amount of our sales of such products in fiscal 2006. Our average price during fiscal 2007 was approximately $1,779 per metric ton for prepared pork products whereas our average price during fiscal 2006 was only $1,565 per metric ton for prepared pork products. Assuming the average price for prepared pork products during fiscal 2007 was the same as the average price during fiscal 2006, the impact from the increase in metric tons of prepared pork products sold was $10.3 million.  Assuming the number of metric tons sold in fiscal 2007 was the same as the number of metric tons sold in fiscal 2006, the impact from the increase in prices of our prepared pork products was $2.1 million.  The impact from the combination of changes in prices and volume of prepared pork products sold totaled $1.4 million.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located.  Therefore, the increase in metric tons sold in fiscal 2007 was partly attributable to our effort to expand our distribution channels.  The following table sets forth the changes in our distribution channels:

	Numbers of Store and Cities Generating Sales Volume
			Net	Percentage
	December 31,		Change	of Change
	2007	2006

Showcase store	113	96	17	18%
Branded stores	927	856	71	8%
Super market counters	1,899	1,769	130	7%

Second-tier cities	93	75	18	24%
Third-tier cities	287	226	61	27%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume.  The following table sets forth our revenues by distribution channel in fiscal 2007 and 2006, respectively.

	Sales by Distribution Channel
			Net	Percentage
	Years Ended December 31		Change	of Change
	2007	2006
	($ in millions)

Branded stores	$129.3	$64.7	$64.6	100%
Food services distributors	60.2	28.5	31.7	111%
Restaurants and noncommercial	85.8	38.4	47.4	123%
Export	16.1	12.2	3.9	32%

Total	$291.4	$143.8	$147.6	103%

The increase in sales to different distribution channels was primarily due to the following factors:

•	our production capacity has increased since our Zhumadian, Anyang and Tianjin production facilities commenced production in the second and third quarters of 2007;

•	we have built up our brand image and brand recognition through advertisements on China Central TV and local television and promotion;

•	we have increased the number of stores and other channels through which we sell our products; and

•	we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.

In fiscal 2007, revenues from export sales increased to $16.1 million, which represented an increase of $3.9 million, or approximately 32%, as compared to fiscal 2006.  The increase in export sales was primarily due to our export sales efforts during the 2007 period due to the higher gross profit margins we could achieve during that period.

Cost of Sales.  As discussed above, all of our meat products are derived from the same raw materials, which are live hogs.  Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan Province.  As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. Our costs of sales primarily include our costs of raw materials, labor costs and overhead.  Of our total cost of sales, our cost of raw materials typically accounts for approximately 96% to 97%, our overhead typically accounts for 2% to 2.5% and our labor costs typically accounts for 1% to 1.3%, with slightly variations from period to period.

	Costs of Sales by Division
	Year Ended December 31, 2007			Year Ended December 31, 2006
	Metric Tons	Amount (in millions)	Average Cost/Metric Ton	Metric Tons	Amount (in millions)	Average Cost/Metric Ton
Pork and Pork Products
Chilled pork	88,665	$131.8	1,486	59,284	$61.7	1,041
Frozen pork	62,819	91.3	1,453	43,785	44.2	1,009
Prepared pork products	16,416	23.6	1,438	9,838	12.5	1,271
Vegetables and Fruits	11,743	7.2	613	9,504	4.8	505

Total	179,643	$253.9	1,413	122,411	$123.2	1,006

Our gross profit margin (gross profit divided by sales revenue) decreased from 14.3% in fiscal 2006 to 12.9% in fiscal 2007.  The decrease in our gross profit margin during fiscal 2007 was primarily due to an increase in the cost of raw materials and our strategic decision to take steps to increase our market share and the utilization rate of our production capacity at a time when our production capacity increased due to the opening of new production facilities during the year.  As a result, our gross profit margin was lower than the level we would expect to achieve when we fully integrate our new production facilities and open new regional markets for our products. We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.  Our gross profit margin in fiscal 2007 also declined because of the increase in our depreciation expense resulting from the newly-built production facilities that were put into use during 2007.

General and Administrative Expenses.  General and administrative expenses increased from $5.1 million in fiscal 2006 to $10.3 million in fiscal 2007, which represented an increase of $5.2 million, or approximately 104%.  As a percentage of revenues, general and administrative expenses decreased from 3.8% in fiscal 2006 to 3.6% in fiscal 2007.  In each of fiscal 2007 and 2006, we incurred a non-cash compensation expense in the amount of $2,250,116 in connection with the release from escrow to certain of our employees of shares of common stock that had been deposited into escrow by such employees in connection with our January 2006 private placement. On January 31, 2006, we completed a private placement in which we sold for an aggregate purchase price of $27.6 million, 3.45 million units, each unit consisting of two shares of our Series A convertible preferred stock and a warrant to purchase one share of our common stock.  In connection with this financing, nine individuals, including six of our employees, including Mr. Xianfu Zhu, our Chairman of the Board, Chief Executive Officer and President, and Mr. Baoke Ben, our Executive Vice President and a director of our company, deposited into escrow an aggregate of 1,125,056 shares of our common stock.  Under the terms of such escrow arrangement, 50% of such shares were to be released to the investors in the private placement if our audited net income in fiscal 2006, subject to certain adjustments, was less than $7.927 million, and the remaining 50% are to be released to such investors if our audited net income for the fiscal year 2007, subject to certain adjustments, was less than $15 million.  Under U.S. generally accepted accounting principles, the release of any of such escrow shares to any of our employees based on our fulfillment of stated performance thresholds constitutes a compensatory plan to such employees, which requires us to record a corresponding compensation expense in our financing statements.  As we satisfied the performance thresholds for fiscal 2006 and 2007, 50% of the escrowed shares were released to employee stockholders in April 2007, and the other 50% of the escrowed shares were released to employee stockholders in April 2008.

During fiscal 2007, we adopted a more conservative doubtful account allowance rate estimate and increased our reserve to an amount equal to the aggregate amount of those accounts that have not been collected within one year plus the sum of 10% of the aggregate amount of the accounts receivable of our wholly-owned subsidiary, Henan Zhongpin, plus 5% of the aggregate amount of the accounts receivable less than one year old for all of our other subsidiaries.  The increased amount of $0.9 million in our allowance for bad debts in fiscal 2007 was recorded as a general and administrative expense.  The net amount of our general and administrative expenses also increased in fiscal 2007 due to the increased scale of our operations.

Selling Expenses.  Selling expenses increased from $3.5 million in fiscal 2006 to $5.0 million in fiscal 2007, which represented an increase of $1.5 million, or approximately 43%. As a percentage of revenue, selling expenses decreased from 2.7% in fiscal 2006 to 1.8% in fiscal 2007. The increase in selling expenses was primarily the result of the increased scale of our operations.

Penalty Expense.  In fiscal 2006, we incurred a non-recurring expense in the aggregate amount of $8.4 million as a result of payments we made in December 2006 to the holders of our Series A convertible preferred stock and related stock purchase warrants because of our failure to register in a timely manner for resale under the Securities Act of 1933, as amended, the shares of our common stock issuable upon the conversion or exercise of such securities.  Such payments included cash payments in the aggregate amount of $1.0 million and our issuance of an aggregate of 379,743 shares of our common stock valued at $2.9 million, and warrants to purchase 884,799 shares of our common stock valued at $4.5 million.  We did not incur an expense of this nature in fiscal 2007.

Interest Expense.  Interest expense increased from $1.2 million in fiscal 2006 to $2.5 million in fiscal 2007, which represented an increase of $1.3 million, or approximately 108%. The increase in interest expense was primarily a result of increased short-term bank loans. Our average outstanding bank debt increased by approximately $23.0 million from $20.5 million in fiscal 2006 to $43.5 million in fiscal 2007, primarily due to our increased working capital requirements.  Our weighted average borrowing rate increased from 5.83% in fiscal 2006 to 6.43% in fiscal 2007.

Other Income, Exchange Gain and Government Subsidies. Other income, exchange gain and government subsidies decreased from $2.4 million in fiscal 2006 to $0.5 million in fiscal 2007, which represented a decrease of $1.9 million or approximately 79%. This decrease was primarily the result of a decrease of $2.2 million in allowance income.

Income Taxes.  The effective tax rate in the PRC on income generated from the sale of prepared products is 33% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.9 million in the provision for income taxes in fiscal 2007 over fiscal 2006 resulted from an increase of $2.6 million in our net income from the sale of prepared products during fiscal 2007.

Segment Information

Under generally accepted accounting principles in the United States, we operate in only one segment: meat production.  Our fruit and vegetable operations, both financially and operationally, do not represent a significant enough portion of our business to constitute a separate segment.  However, our product lines have been divided into two divisions: pork and pork products, and vegetables and fruits.

Our pork and pork products division is involved primarily in the processing of live hogs into fresh, frozen and processed pork products.  Our pork and pork products division markets its products domestically to our branded stores, food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets.

Our vegetables and fruits division is involved primarily in the processing of fresh vegetables and fruits. We contract with more than 100 farms in Henan Province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes. The proximity of the contracted farms to our operations ensures freshness from harvest to processing. We contract to grow more than 20 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans, strawberries and capsicum.

The following tables set forth our sales in metric tons and production processed in metric tons by division in fiscal 2008, 2007 and 2006 and the percentage increases for each division between fiscal periods.

	Sales by Division (in metric tons)
	Years Ended December 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007

Pork and Pork Products

Chilled pork	128,963	88,665	40,298	45%

Frozen pork	86,085	62,819	23,266	37%

Prepared pork products	24,621	16,416	8,205	50%

Vegetables and Fruits	13,472	11,743	1,729	15%

Total	253,141	179,643	73,498	41%

	Production by Division (in metric tons)
	Years Ended December 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007

Pork and Pork Products

Chilled pork	129,369	88,673	40,696	46%

Frozen pork	86,903	65,109	21,794	33%

Prepared pork products	24,691	16,380	8,311	51%

Vegetables and Fruits	13,409	12,263	1,146	9%

Total	254,372	182,425	71,947	39%

	Sales by Division (in metric tons)
	Years Ended December 31,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006

Pork and Pork Products

Chilled Pork	88,665	59,284	29,381	50%

Frozen Pork	62,819	43,785	19,034	43%

Prepared Pork Products	16,416	9,838	6,578	67%

Vegetables and Fruits	11,743	9,504	2,239	24%

Total	179,643	122,411	57,232	47%

	Production by Division (in metric tons)
	Years Ended December 31,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006

Pork and Pork Products

Chilled Pork	88,673	59,288	29,385	50%

Frozen Pork	65,109	47,219	17,890	38%

Prepared Pork Products	16,380	9,971	6,409	64%

Vegetables and Fruits	12,263	9,342	2,921	31%

Total	182,425	125,820	56,605	45%

Liquidity and Capital Resources

We have financed our operations over the three years ended December 31, 2008 primarily through cash from operating activities, borrowings under our lines of credit with various commercial banks in the PRC, net proceeds from the sale of our equity securities and the proceeds from the exercise of certain of our outstanding stock purchase warrants.  In January 2006, we completed a private placement of our Series A convertible preferred stock and common stock purchase warrants and received net proceeds of approximately $23.1 million.  In October 2007, we completed a private placement of our common stock and received net proceeds of approximately $46.4 million.  During 2008, we consummated a capital lease transaction and obtained net proceeds of $6.6 million.  At December 31, 2008, 2007 and 2006, we had cash and cash equivalents of $41.9 million, $45.1 million and $21.7 million, respectively.

Net cash provided by operating activities was $61.0 million, $0.5 million and $9.5 million in fiscal 2008, 2007 and 2006, respectively.

Fiscal Year 2008

We have established and implemented corporate policies to manage our cash flows generated by our operating activities.  We have established strict credit policies to manage the credit we give to our customers, and we give different credit terms to different types of customers in different sales channels.  For supermarket customers, the credit terms are generally two to four weeks.  For showcase stores and branded stores, the credit terms are generally cash sales within one week.  For food distributors, the credit terms are generally two weeks.  For restaurants and non-commercial customers, the credit terms are from one week to one month.  These credit terms are subject to negotiation if requested by our customers, but any adjustment must be approved by designated management.  In general, we ask for credit terms from our suppliers.  We generally pay for the hogs we purchase within one week after the hogs pass our health and quality examinations.

In fiscal 2008, net cash provided by operating activities was $61.0 million, which represented an increase of $60.5 million as compared to the net cash provided by operating activities of $0.5 million in fiscal 2007. Of the $60.5  million increase, net income accounted for $13.2 million, non-cash items accounted for $4.5 million and changes in operating assets and liabilities accounted for $42.8 million. Of the non-cash items, depreciation and amortization accounted for $2.9 million of the change due to the fact that more plants, equipment and machinery were put into use during fiscal 2008.

Cash flow from changes in operating assets and liabilities accounted for approximately $42.8 million of the increase, as compared to the negative cash flow of $23.5 million from changes in operating assets and liabilities in fiscal 2007. Of the $42.8 million increase, $26.3 million was attributable to the change of cash flow from inventories due to the fact that our inventory balance at December 31, 2008 was reduced as our sales increased during the year and we built up our inventory at the end of 2007 as we expected pork prices to increase in early 2008; $4.4 million was attributable to the change of cash flow from accounts receivable due to the fact that the collection of accounts receivable in fiscal 2008 was significantly improved; $6.9 million was attributable to the change of cash flow from other receivables due to the fact that the collection of other receivables in fiscal 2008 improved; and we consumed $3.2 million more on purchase deposit due to the changes in market situation in hogs supply.

Net cash used in investing activities was $102.9 million in fiscal 2008, which represented an increase of $53.1 million as compared to the net cash of $49.8 million used by investing activities in fiscal 2007. We spent $47.1 million more on the costs of construction for new production facilities, $8.2 million more on equipment and machinery and $2.0 million less on acquiring land use rights in fiscal 2008 compared to the prior year. The cash spent on building new production facilities was a result of implementing our development strategy of deploying new production facilities to increase our geographical market coverage.

Net cash provided by financing activities was $49.0 million in fiscal 2008, a decrease of $25.4 million compared to the net cash provided by financing activities of $74.4 million in fiscal 2007. We received $21.6 million in net proceeds from long-term bank loans in fiscal 2008 and no such proceeds in the prior year. We received $62.8 million of net proceeds from the issuance of common stock in 2007 and we did not have any such activities in 2008.  We received $1.5 million of net proceeds from the exercise of stock options and warrants during 2008 and we did not have such activities during 2007. In addition, we issued $14.3 million more of bank notes during fiscal 2008 and we paid off short-term loans by $4.7 million during fiscal 2008 compared to the prior year.

At December 31, 2008, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $67.9 million with a weighted average interest rate per annum of 6.30%, and lines of credit with aggregate credit availability of $175.4 million, as follows:

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date

Short-term Loan

Agriculture Bank of China	$73,286,918	$1,026,017	5.31%	12/21/2009
		4,397,215	5.31	12/21/2009

Industrial and Commercial Bank of China	21,986,075	-

China Construction Bank	5,862,953	-

Agriculture Development Bank of China	102,601,686	5,130,084	7.47%	04/27/2009
		7,328,692	7.47	05/11/2009
		10,553,316	7.47	05/28/2009
		4,104,067	7.47	05/28/2009

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date

Shanghai Pudong development Bank of China	10,260,169	3,810,920	5.31%	03/26/2009
		4,397,215	5.31	03/26/2009

Bank of China	10,260,169	8,061,561	7.10%	02/21/2009

Commercial Bank of China	7,328,692	4,397,215	5.31%	05/20/2009
		2,931,477	5.31	06/27/2009

Guangdong Development Bank	4,397,215	4,397,215	7.29%	09/17/2009

China Minsheng Bank	4,397,215	4,397,215	6.21%	04/07/2009

Rabo Bank	2,931,477	2,931,477	7.47%	05/28/2009

City Finance –short-term	-	29,315	0.00%	Extendable
Total		$67,893,001

Canadian Government Transfer Loan – Current portion		$145,671	6.02%	05/15/2009

Long-term Loan

Bank of Communications	5,862,953	5,862,953	5.56%	11/27/2010

CITIC Industrial Bank	5,862,953	4,397,216	5.40%	01/23/2010

Rabo Bank	11,725,906	5,862,953	5.40%	06/15/2011
		5,862,953	5.40%	07/09/2011

Canadian Government Transfer Loan		$1,489,100	*	05/15/2043

Total	$266,764,382	$23,475,174

*
58% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free.  All repayments are applied first to the interest-bearing portion of this loan.

Of our outstanding short-term indebtedness at December 31, 2008, $33.1 million aggregate principal amount of loans was secured by our land and plants located in the PRC and $31.8 million aggregate principal amount of loans was guaranteed by Xuji Group Co., Ltd., an unaffiliated third party.

In April 2008, Henan Zhongpin entered into a mutual guarantee agreement with Xuji Group Co., Ltd. (“Xuji Group”), a group corporation based in Henan Province, PRC that is not affiliated with our company or with any of our subsidiaries.  The mutual guarantee has an effective term of April 1, 2008 through March 30, 2009 and is only applicable to bank loans received by either party.  Pursuant to this mutual guarantee, Henan Zhongpin has agreed to guarantee bank loans of Xuji Group in an amount up to $44.0 million, and Xuji Group has in turn agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $44.0 million.  None of our assets have been pledged by Henan Zhongpin to secure its obligations under its guarantee agreement.  This mutual guarantee may be terminated by either party at any time; provided, however, that any loan guarantees in effect prior to termination shall remain in effect.

The business purpose for the mutual guarantee is to provide each party with a credit line from banks that would have otherwise been unavailable absent the guarantee.  As bank credit loans are generally unavailable in China, companies are required to provide either a pledge of assets, a third-party guarantee or a combination of both in order to receive loans.  In the case of pledges, companies can pledge their assets, including, among other things, land, buildings and machines, to banks as collateral to secure loans; however, banks generally will only loan up to 50% to 70% of the value of the pledged assets. Conversely, if a company provides the banks with a guarantee agreement, the banks generally will loan up to 90% to 100% of the amount being guaranteed.

Henan Zhongpin’s obligation as guarantor to repay loans on behalf of Xuji Group will only arise if Xuji Group cannot repay its loans and proceeds from liquidating Xuji Group’s pledged assets are insufficient to cover its outstanding debt.  Henan Zhongpin’s actual liability for such guarantee, should the guarantee obligation become due, will vary depending on the difference between the outstanding bank loan plus accrued interest and the proceeds received for the liquidated collateral.  We did not pledge any of our assets in connection with the mutual guarantee agreement as this gaurantee was not based on credit quality concerns, but rather based on the local banks' requirements.  In the event we or any of our subsidiaries is required to pay all or a portion of any loans covered by the mutual guarantee, we or such subsidiary would seek reimbursement for such payment from Xuji Group.

At December 31, 2008, Henan Zhongpin has guaranteed $38.1 million of Xuji Group’s bank loans. As a result, the maximum potential amount of future payments (undiscounted) we could be obligated to make under the mutual guarantee at such date was $38.1 million.  As of the date of this report, we have not recorded any liability on our balance sheet with respect to this mutual guarantee as we believe, based upon our continuing due diligence on Xuji Group and its business, that our liability thereunder remains contingent.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a one-year short-term loan of RMB 20 million ($2.9 million) and a three-year term loan of up to RMB 80 million ($11.8 million).  Upon execution of the credit agreement, the full amount of the short-term loan was funded by the bank.  On June 16, 2008, the first 50% of the long-term loan was funded by the bank.  The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008.  Amounts currently outstanding under the long-term loan bear interest at the rate of 7.56% per annum, which was the interest rate published by the People’s Bank of China on July 10, 2008 for loans with the same or similar terms.  The accrued interest on this loan is payable on a quarterly basis.  Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 16, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawn down date.

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

In July 2000, Henan Zhongpin entered into a loan agreement with Bank of Communications, Zhengzhou Branch, which is the intermediary bank for a 40-year term loan in the amount of $2,504,969 from the Canadian government.  Under the terms of the loan agreement, 58% of the principal amount ($1,452,882) of this loan bears interest at the fixed rate of 6.02% per annum and remaining principal amount of this loan is interest free. The loan is repayable in a fixed amount of $145,671, which includes both principal and interest, that is payable on a semi-annual basis through May 15, 2042.  Borrowings under the loan agreement are guaranteed by the Financing Department, Henan Province.

In December 2008, Henan Zhongpin entered into a loan agreement with Bank of Communications pursuant to which Henan Zhongpin borrowed RMB 40 million ($5.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.67% per annum on that drawdown date) and are payable on November 27, 2010.  The accrued interest on this loan is payable quarterly on the 20th of last month of each quarter since the drawdown date.   Borrowings under the loan agreement are secured by the land use right, property and plant of our wholly-owned subsidiary, Luoyang Zhongpin Food Co., Ltd.

On November 5, 2008, we entered into a sale-leaseback agreement with CMB Finance Lease Company (“CMB Finance”) pursuant to which we sold to CMB Finance equipment with a book net value of $6.8 million for $4.6 million and leased such equipment back.  Our lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the interest rate announced from time to time by the People’s Bank of China for three-year loans.  At December 31, 2008, our monthly rental fee under the agreement was $142,253, which included an interest component calculated at the rate of 7.02% per annum.  We have the right at the end of the lease term to repurchase all of the equipment for a RMB 1.00 purchase price.

We believe our existing cash and cash equivalents, together with our available lines of credit ($175.4 million at December 31, 2008), will be sufficient to finance our investment in new facilities with budgeted capital expenditures of $78.3 million over the next 12 months and to satisfy our working capital needs.  We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders as we have done in the past. We also we intend to optimize our loan structure by replacing certain of our short-term indebtedness with additional long-term debt.

Fiscal Year 2007

Cash provided by operating activities in fiscal 2007 consisted primarily of our net profit of $18.4 million, an increase of $3.6 million in other receivables, an increase of $2.8 million in accounts payable and other payables due to improved payment terms from suppliers, an increase of $2.5 million in non-cash compensation expense adjustment, an increase of $2.1 million in depreciation expense, an increase of $1.3 million in accrued liability and an increase of $1.1 million in deposits from clients.  Cash used in operating activities in fiscal 2007 was primarily attributable to an increase of $14.6 million in inventory, an increase of $5.8 million in purchase deposits in order to secure our supply of live hogs, an increase of $4.9 million in accounts receivables, an increase of $4.1 million in taxes payable, an increase of $2.9 in other receivables and an increase of $1.4 million in prepaid expense and deferred charges. The increase in both accounts receivable and inventory levels during the period was primarily due to our increased sales, increased selling prices and increased costs of live hogs.  During 2007, management focused on reducing the average age of our accounts receivable.  Our average accounts receivable turnover days decreased from approximately 30 days in fiscal 2006 to approximately 22 days in fiscal 2007.  At the same time, our average inventory turnover days increased from approximately 18 days in fiscal 2006 to approximately 26 days in fiscal 2007.

Net cash used in investing activities was $49.8 million in fiscal 2007. At December 31, 2007, our investment in facilities construction in progress increased by approximately $29.4 million as compared to the amount of such investment at December 31, 2006.  During the year ended December 31, 2007, a total of $6.9 million was invested in the purchase of fixed assets. In addition, we expended an additional $13.5 million for an investment in land use rights during the year ended December 31, 2007.

Net cash provided by financing activities was $74.4 million in fiscal 2007 and $27.0 million in fiscal 2006.  In fiscal 2007, cash provided by financing activities included the net proceeds from the issuance of common stock of $46.4 million, net proceeds from short-term loans of $49.7 million and the net proceeds of $16.4 from the exercise of certain of our outstanding stock purchase warrants. The net cash used in financing activities included the repayment of indebtedness in the aggregate amount of $28.4 million.

Fiscal Year 2006

Net cash provided by operating activities in fiscal 2006 was primarily attributable to the net income of $4.1 million generated in fiscal 2006 and an increase of $9.8 million in accounts payable and other payables due to improved payment terms to suppliers.  In addition, due to our failure to have our registration statement filed under the Securities Act of 1933, as amended, declared effective by the Securities and Exchange Commission during fiscal 2006, we accrued $8.4 million of penalty expense, of which $1.0 million was paid by cash and $7.3 million was paid by issuing shares of our common stock and warrants.  The net cash provided by operating activities in fiscal 2006 also included $2.3 million in non-cash compensation adjustment.  Net cash used in operating activities in fiscal 2006 was primarily attributable to increases in inventories, accounts receivable and taxes payable in the amounts of $7.7 million, $3.4 million and $1.7 million, respectively.  During fiscal 2006, management also focused on reducing the average age of our accounts receivable.  Our average accounts receivable turnover days decreased from approximately 42 days in fiscal 2005 to approximately 30 days in fiscal 2006.  In addition, our average inventory turnover days increased from approximately 16 days in fiscal 2005 to approximately 18 days in fiscal 2006.

Net cash used in investing activities was $26.3 million in fiscal 2006. In fiscal 2006, construction in progress in the amount of $22.0 million for the construction of Zhongpin Industrial Park II was completed and transferred to fixed assets.  During fiscal 2006, we invested an additional $17.1 million in construction in progress and expended $1.8 million for the purchase of fixed assets.  In addition, we expended $7.4 million for an investment in land use rights during fiscal 2006.

Net cash provided by financing activities was $27.0 million in fiscal 2006. In fiscal 2006, cash provided by financing activities included net proceeds from the issuance of Series A convertible preferred stock and common stock purchase warrants of $23.1 million and net proceeds of short-term loans of $30.1 million, and the net cash used in financing activities included the repayment of short-term indebtedness in the aggregate amount of $25.2 million, the repayment of long-term indebtedness in the amount of $0.4 million and the repayment of bank overdrafts of $0.6 million.

Contractual Commitments

The following table summarizes our contractual obligations at December 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$23,621	$146	$22,277	$146	$1,052
Interest Payable	1,836	8	1,820	8	—
Capital lease obligations	4,694	1,707	2,987	-	-
Operating lease obligations	1,949	769	1,180	-	-
Total	$32,100	$2,622	$28,264	$154	$1,052

Inflation and Seasonality

While demand for our products in general is relatively high before the Chinese New Year in January or February each year and lower thereafter, we do not believe our operations have been materially affected by inflation or seasonality.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS 141(R) changes accounting for acquisitions that close beginning of 2009.  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008.  We are currently assessing the impact that the adoption of SFAS No. 141R may have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our financial statements.

In March 2008, the FASB issued Statement of Financial Accounting No.161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The provisions of SFAS No. 161 are effective for us as of January 1, 2009.  SFAS No. 161 requires enhanced disclosures about (i) how and why we use derivative instruments, (ii) how we account for derivative instruments and related hedged items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (iii) how derivative instruments and related hedged items affect our financial results. We do not expect the adoption of this statement to have a material impact on our financial statements.

In May 2008, the FASB issued FSP APB 14-1,"Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (“APB 14-1”).  APB 14-1 will require entities to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods.  APB 14-1 will require entities to retroactively separate the liability and equity components of such debt on the entities’ balance sheets on a fair value basis.  APB 14-1 is effective for fiscal years beginning after December 15, 2008.  We do not expect that the adoption of APB 14-1 will have material impact on our financial statements.

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

Substantially all of our revenues and expenses are denominated in RMB.  However, we use the United States dollar for financial reporting purposes.  Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system.  Although the PRC government has stated its intention to support the value of RMB, there can be no assurance that such exchange rate will not again become volatile or that RMB will not devalue significantly against the U.S. dollar.  Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from its operations in the PRC.

Interest Rate Risk

We do not have significant interest rate risk, as the interest we pay on substantially all of our debt obligations is calculated at a fixed rate in accordance with the terms of such indebtedness.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records.  Our receivables are monitored regularly by our credit managers.

Item 8. – Financial Statements and Supplementary Data

The following consolidated financial statements, notes thereto, and the related independent auditors’ reports contained on pages F-1 and F-2 to our consolidated financial statements are herein incorporated:

Consolidated balance sheets – December 31, 2008 and 2007

Consolidated statements of operations and comprehensive income – Years ended December 31, 2008, 2007 and 2006

Consolidated statement of changes in stockholders’ equity - Years ended December 31, 2008, 2007 and 2006

Consolidated statements of cash flows - Years ended December 31, 2008, 2007 and 2006

Notes to consolidated financial statements - Years ended December 31, 2008, 2007 and 2006

Item 9. – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. – Controls and Procedures.

Disclosure Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Disclosure controls and procedures are those controls and other procedures designed to ensure that information required to be disclosed by us in our SEC reports under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  Based upon its evaluation, our management, with the participation of our CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 31, 2008 in alerting them in a timely manner to material information relating to us and our subsidiaries that is required to be included in the reports that we file or submit under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining an adequate system of internal control over financial reporting.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S.GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2008.

Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors and misstatements and all fraud.  A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.  The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

During the quarter ended December 31, 2008, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Our independent registered public accounting firm, BDO Guangdong Dahua Delu CPAs, has issued an attestation report on our assessment of our internal control over financial reporting as of December 31, 2008.  The auditor’s report follows.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Zhongpin Inc.
Henan Province, P.R.China

We have audited Zhongpin Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zhongpin Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Zhongpin Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the “consolidated balance sheets of Zhongpin Inc. as of December 31, 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the period ended December 31, 2008 and our report dated March 15, 2009, expressed an unqualified opinion thereon.

/s/ BDO Guangdong Dahua Delu CPAs

Shenzhen, Guangdong Province, P.R. China
March 15, 2009

Item 9B. – Other Information.

None.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2008.

Item 11. – Executive Compensation

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2008.

Item 12. –	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2008.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2008.

Item 14.  – Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal 2008.

PART IV

Item 15. – Exhibits  and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

	(1)	Reports of Independent Registered Public Accounting Firms
Financial Statements covered by the Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations and Comprehensive Income for the Years ended December 31, 2008, 2007 and 2006
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006

	(2)	Schedules for the years ended December 31, 2008, 2007 and 2006
None.

(b)	Exhibits:

3.1
Certificate of Incorporation of the Registrant filed February 4, 2003 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2004.

3.2
Amendment to Certificate of Incorporation of the Registrant filed on January 30, 2006 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.

3.3
Certificate of Designation of Series A Convertible Preferred Stock of the Registrant filed January 30, 2005 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.

3.4
Amendment to Certificate of Incorporation of the Registrant filed February 16, 2006 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006.

3.5
Amendment to the Certificate of Incorporation of the Registrant filed March 20, 2007 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.

	3.6	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2007.

4.1	Amended and Restated Equity Incentive Plan, incorporated by reference to Annex A to our Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2007.

10.1
Loan Agreements between Agricultural Bank of China, Xuchang Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2 2006.*

10.2
Loan Agreement dated March 31, 2005 between CITIC Industrial Bank, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.3
Loan Agreements between Shanghai Pudong Development Bank, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.4
Loan Agreements between China Construction Bank, Xuchang Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.5
Transfer Loan Agreement dated May 31, 2005 between Bank of Communications, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.6
Term Loan Facility, dated as of May 6, 2008, between Henan Zhongpin Food Share Co., Ltd. and Rabobank Nederland Shanghai Branch, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Securities and Exchange Commission on August 11, 2008.  (Translated from Mandarin).

10.7
Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Zhu Xianfu and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.8
Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Ben Baoke and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.9
Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Si Shuichi and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.10
Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Wang Qinghe and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.11
Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Liu Chaoyang and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.12
Agreement on Transfer of Shares of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Wang Juanjuan and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.13
Agreement on Trust of Share Equity of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Zhu Xianfu, Ben Baoke, Si Shuichi, Wang Qinghe, Liu Chaoyang and Wang Juanjuan and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.14
Agreement on Transfer of Equity Interest of Henan Zhongpin Food Co., Ltd. dated August 16, 2005 between Zhu Xianfu, Ben Baoke, Si Shuichi, Wang Qinghe, Liu Chaoyang and Wang Juanjuan (Transferors) and Falcon Link Investment Ltd., incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.15	Shareholder Trust Agreement, dated October 10, 2006, between Henan Zhongpin Food Share Co., Ltd. and Liu Chaoyang. (Translated from Mandarin)

10.16
Registration Rights Agreement, dated as of January 30, 2006, by and among the Registrant and the purchaser named therein, incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (Registration No. 333-133226).

10.17
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

10.21	Form of Common Stock Purchase Warrant issued in December 2006, incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1 (Registration No. 333-133226).

10.22
Asset Acquisition Agreement, dated as of June 29, 2007, between Henan Zhongpin Food Share Co., Ltd. and Deyang East China Food Company Limited, incorporated by reference to our Current Report on Form 8-K filed July 3, 2007. (Translated from Mandarin).

10.23
Leasing Contract, dated as of September 6, 2007 between Tianjin Shuli Enterprise Co., Ltd. and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2007.  (Translated from Mandarin).

10.24
Registration Rights Agreement, dated as of September 28, 2007, between the Registrant and the investors listed therein, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated filed with the Securities and Exchange Commission on October 2, 2007.

10.25	Form of Placement Agent Warrant incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2007.

10.26
Financial Lease Contract, dated as of October 28, 2008, between Henan Zhongpin Food Share Co., Ltd. and CMB Financial Leasing Co., Ltd., incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. (Translated from Mandarin).

10.27
Cross-Guarantee Agreement, dated as of April 1, 2008, between Henan Zhongpin Food Share Co., Ltd. and Xuji Group Co., Ltd., incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008.  (Translated from Mandarin).

10.28
Assets Leasing Agreement, dated as of November 26, 2008, between Hengshui Zhongpin Food Co., Ltd. and Shenzhou Chenguang Meat Products Facility, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.  (Translated from Mandarin).

10.29
Assets Leasing Agreement, dated as of December 30, 2008, between Henan Zhongpin Food Share Co., Ltd. and Hilin Huazheng Agricultural & Animal Husbandry Development Co., Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008.  (Translated from Mandarin).

14.1
Code of Business Conduct and Ethics of the Registrant, incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of BDO Guangdong Dahua Delu CPAs.

23.2	Consent of Child, Van Wagoner & Bradshaw, PLLC.

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Business License of Henan Zhongpin Food Share Co., Ltd., dated December 16, 2003, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.  (Translated from Mandarin)

99.2
By-Laws of Henan Zhongpin Food Share Co., Ltd., dated May 23, 2005, incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.  (Translated from  Mandarin)

99.3
Governmental Approval of the Acquisition of Henan Zhongpin Food Co., Ltd. by Falcon  Link Investment Limited, dated September 13, 2005, incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.  (Translated from Mandarin)

99.4
Certificate of Approval for Establishment of an Enterprise with Foreign Investment [Henan Zhongpin Food Co., Ltd.] in the People’s Republic of China,
dated September 15, 2005, incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006. (Translated from Mandarin)

99.5
By-Laws of Henan Zhongpin Food Co., Ltd., dated August, 2005, incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.  (Translated from Mandarin)

99.6
Certificate of Incorporation of Falcon Link Investment Limited, dated July 21, 2005, incorporated by reference to Exhibit 99.6 to our Current Report on Form    8-K filed with the Securities and Exchange Commission on February 2, 2006.

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

99.9
Business License of Henan Zhongpin Food Co., Ltd. dated May 20, 2005, incorporated by reference to Exhibit 99.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.  (Translated from Mandarin)

*      Original agreement in Mandarin, summary of key terms attached.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 13th day of March 2009.

Zhongpin Inc.
(Company)

By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xianfu Zhu	Chairman of the Board of Directors	March 13, 2009
Xianfu Zhu	and Chief Executive Officer
(Principal Executive Officer)

/s/ Feng Wang	Chief Financial Officer	March 15, 2009
Feng Wang	(Principal Financial and
Accounting Officer)

/s/ Baoke Ben	Director	March 14, 2009
Baoke Ben

/s/ Min Chen	Director	March 13, 2009
Min Chen

/s/ Raymond Leal	Director	March 16, 2009
Raymond Leal

/s/ Yaoguo Pan	Director	March 15, 2009
Yaoguo Pan

Zhongpin Inc.
Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

Zhongpin, Inc.
Consolidated Financial Statements

BDO Guangdong Dahua Delu        11th Floor B Block Union Square 5022
Certified Public Accountants            Binhe Road Shenzhen 518033P.R.China
Telephone：+86-755-82900952
Fax：+86-755-82900965

德豪国际	中国深圳滨河大道5022号联合广场
广东大华德律会计师事务所	B座11楼 邮编：518033
电话：+86-755-82900952
传真：+86-755-82900965

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Zhongpin Inc.
Henan Province, P.R.China

We have audited the accompanying consolidated balance sheets of Zhongpin Inc. as of December 31, 2008 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhongpin Inc. at December 31, 2008, and the results of its operations and its cash flows for the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zhongpin Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated on March 15, 2009, expressed an unqualified opinion thereon.

/s/ BDO Guangdong Dahua Delu CPAs

Shenzhen, Guangdong Province, P.R. China
March 15, 2009

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong

www.cpaone.net

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
Zhongpin, Inc.
Henan Province, The People’s Republic of China

We have audited the consolidated balance sheet of Zhongpin, Inc. (the Company) as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zhongpin, Inc. as of December 31, 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 24, 2008

ZHONGPIN INC.

CONSOLIDATED  BALANCE  SHEETS
(Amounts in U.S. dollars)

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$41,857,166	$45,142,135
Restricted cash	17,040,201	3,559,401
Bank notes receivable	1,268,890	—
Accounts receivable, net of allowance for doubtful accounts of $1,215,901 and $1,341,872	20,432,752	18,982,312
Other receivables, net of allowance for doubtful accounts of $500,447 and $500,447	1,907,243	4,826,279
Purchase deposits	10,738,147	6,059,782
Inventories	16,724,217	25,922,125
Prepaid expenses	360,265	1,667,448
VAT recoverable	7,432,365	4,350,795
Assets held for sale	623,871	—
Deferred tax assets	311,055	—
Other current assets	96,402	—
Total current assets	118,792,574	110,510,277

Property, plant and equipment (net)	133,684,051	66,429,654
Construction in progress	40,773,039	16,811,740
Land use rights	35,983,947	23,339,142
Deferred charges	231,769	13,231
Other non-current assets	412,503	—

Total assets	$329,877,883	$217,104,044

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$67,893,001	$47,668,592
Bank notes payables	13,252,180	6,160,502
Long-term loans -current portion	145,671	145,671
Accounts payable	9,528,937	4,145,842
Other payables	7,130,384	6,416,354
Accrued liabilities	5,055,660	3,014,600
Deposits from customers	4,331,774	1,876,665
Research and development grants payable	—	490,288
Tax payable	1,382,589	202,676
Deferred tax liabilities	94,812	—
Total current liabilities	108,815,008	70,121,190

Deposits from customers	2,420,967	—
Capital lease obligation	4,252,743	—
Amount due to Shareholders	—	2,330,491
Long-term loans	23,475,174	1,634,769
Total liabilities	138,963,892	74,086,450

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.

CONSOLIDATED  BALANCE  SHEETS
(Amounts in U.S. dollars)

	December 31, 2008	December 31, 2007
Equity
Preferred stock: par value $0.001; 25,000,000 authorized; 2,129,200 and 3,125,000 shares issued and outstanding	2,129	3,125
Common stock: par value $0.001; 100,000,000 authorized; 27,504,918 and 25,891,567 shares issued and outstanding	27,505	25,892
Additional paid in capital	105,680,772	100,070,571
Retained earnings	66,108,995	34,732,049
Accumulated other comprehensive income	19,094,590	8,185,957
Total equity	190,913,991	143,017,594
Total liabilities and equity	$329,877,883	$217,104,044

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars)

	Year Ended December 31,
	2008	2007	2006

Revenues
Sales revenues	$539,825,135	$291,373,424	$143,812,212
Cost of sales	(471,264,359)	(253,869,543)	(123,195,870)
Gross profit	68,560,776	37,503,881	20,616,342

Operating expenses
General and administrative expenses	(17,944,100)	(10,301,083)	(5,098,274)
Selling expenses	(9,922,993)	(5,037,489)	(3,485,397)
Research and development	(715,057)	(248,000)	(141,000)
Impairment Loss	(3,180,951)	—	—
Amortization of loss from sale-leaseback transaction	(16,389)	—	—
Penalty	—	—	(8,354,205)
Total operating expenses	(31,779,490)	(15,586,572)	(17,078,876)

Income from operations	36,781,286	21,917,309	3,537,466

Other income (expense)
Interest expense	(3,361,356)	(2,461,601)	(1,239,067)
Other income (expenses)	(10,189)	273,583	50,589
Exchange gain (loss)	(51,913)	27,564	(21,377)
Government subsidies	487,777	200,005	2,364,803
Total other income (expense)	(2,935,681)	(1,960,449)	1,154,948

Net income before taxes	33,845,605	19,956,860	4,692,414
Provision for income taxes	2,468,659	1,431,579	568,433

Net income after taxes	31,376,946	18,525,281	4,123,981
Less: minority interest in gain	—	-	15,047

Net income	31,376,946	18,525,281	4,108,934
Foreign currency translation adjustment	10,908,633	6,503,190	1,379,019
Comprehensive income	$42,285,579	$25,028,471	$5,487,953

Basic earnings per common share	1.06	$1.03	0.35
Diluted earnings per common share	1.05	$0.80	0.20
Basic weighted average shares outstanding	29,475,817	18,000,437	11,761,932
Diluted weighted average shares outstanding	29,834,513	23,077,864	20,334,260

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amount in U.S. dollars)

	Preferred Stock		Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Par value	Shares	Par value	Capital	Earnings	Income	Total
Balance January 1, 2006	-	-	11,752,568	$11,753	$2,102,933	$12,097,834	$303,748	$14,516,268

Preferred stock sold for cash	6,900,000	6,900	-	-	27,593,100	-	-	27,600,000
Cost of issuance	-	-	-	-	(4,489,297)	-	-	(4,489,297)
Warrant expense	-	-	-	-	22,330	-	-	22,330
Common stock issued for damages	-	-	379,743	380	2,847,693	-	-	2,848,073
Warrants issued for damages	-	-	-	-	4,461,776	-	-	4,461,776
Compensation expense-release of escrow shares	-	-	-	-	2,250,116	-	-	2,250,116
Net income for the year-restated	-	-	-	-	-	4,108,934	-	4,108,934
Foreign currency translation adjustment	-	-	-	-	-	-	1,379,019	1,379,019
Balance December 31, 2006	6,900,000	6,900	12,132,311	12,133	34,788,651	16,206,768	1,682,767	52,697,219

Preferred stock converted to common	(3,775,000)	(3,775)	3,775,000	3,775	-	-	-	-
Common Stock and warrants(net of offering cost) – cash exercise	-	-	9,814,458	9,814	62,818,946	-	-	62,828,760
Common Stock and warrants – cashless exercise	-	-	169,798	170	(170)	-	-	—
Compensation expense-release of escrow shares	-	-	-	-	2,250,116	-	-	2,250,116
Warrant expense	-	-	-	-	15,950	-	-	15,950
Compensation expense - options granted	-	-	-	-	197,078	-	-	197,078
Net income for the year	-	-	-	-	-	18,525,281	-	18,525,281
Foreign currency translation adjustment	-	-	-	-	-	-	6,503,190	6,503,190
Balance December 31, 2007	3,125,000	3,125	25,891,567	25,892	100,070,571	34,732,049	8,185,957	143,017,594

Preferred stock converted to common	(995,800)	(996)	995,800	996	-	-	-	—
Common Stock and warrants (net of offering cost) – cash exercise	-	-	303,671	303	1,543,284	-	-	1,543,587
Common Stock and warrants - cashless exercise	-	-	313,880	314	(314)	-	-	—
Shareholder’s donation	-	-	-	-	2,591,463	-	-	2,591,463
Compensation expense - options granted	-	-	-	-	1,475,768	-	-	1,475,768
Net income for the year	-	-	-	-	-	31,376,946	-	31,376,946
Foreign currency translation adjustment	-	-	-	-	-	-	10,908,633	10,908,633

Balance December 31, 2008	2,129,200	$2,129	27,504,918	$27,505	$105,680,772	$66,108,995	$19,094,590	$190,913,991

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amount in U.S. dollars)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$31,376,946	$18,525,281	$4,108,934
Adjustments to reconcile net income to net case provided by (used in) operations:
Minority interest	—	—	15,047
Acquisition gain	—	—	1,066
Depreciation	4,764,421	2,087,551	973,618
Amortization	602,511	397,975	127,449
Provision for allowance for bad debt	274,615	865,487	(1,304,589)
Impairment loss	3,180,951	—	—
Deferred tax assets	(305,450)	—	—
Deferred tax liabilities	93,103	—	—
Liquidated damages	—	—	7,309,848
Warrant expenses	145,791	15,950	22,330
Non-cash compensation adjustment	1,329,977	2,447,194	2,250,116

Changes in operating assets and liabilities:
Accounts receivable	(381,737)	(4,938,690)	(3,425,421)
Other receivable	2,700,131	(2,849,234)	104,556
Purchase deposits	(2,616,206)	(5,818,276)	220,836
Prepaid expense	(159,685)	(1,459,077)	(45,364)
Inventories	10,830,892	(14,545,432)	(7,730,167)
Tax refunds receivable	(3,495,617)	(2,875,306)	(434,770)
Long term deferred charges	(17,018)	46,140	(56,063)
Accounts payable	4,998,410	2,836,895	9,766,497
Other payable	2,942,790	3,555,551	668,899
Research and development grants payable	(273,807)	215,612	(2,188,232)
Accrued liabilities	491,730	1,265,329	838,137
Taxes payable	2,220,364	(388,705)	(1,677,220)
Deposits from customers	2,280,645	1,100,001	(85,584)
Deposits from clients – long term portion
Net cash provided by (used in) operating activities:	60,983,757	484,246	9,459,923

Cash flows from investing activities:
Construction in progress	(76,572,004)	(29,429,905)	(17,051,855)
Additions to property and equipment	(15,031,502)	(6,861,585)	(1,820,630)
Additions to intangible assets	(11,573,776)	(13,538,428)	(7,404,402)
Proceeds on sale of fixed assets	238,450	72,134	-
Increase in restricted cash	(12,990,885)	(3,417,545)	—
Net cash used in investing activities	(115,929,717)	(53,175,329)	(26,276,887)

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amount in U.S. dollars)

	Years Ended December 31,
	2008	2007	2006

Cash flows from financing activities:
Proceeds (repayment) from (of) Bank notes	5,290,384	(9,332,527)	(619,579)
Proceeds from short-term loans	77,435,698	49,680,043	30,081,418
Repayment of short-term loans	(60,883,458)	(28,391,914)	(25,232,072)
Proceeds from long-term loans	21,589,878	(397,072)	(352,105)
Repayments of long-term loans	(145,275)	—	—
Proceeds from long-term payables	4,176,107	—	—
Proceeds from preferred stock	—	—	23,110,703
Proceeds from common stock	—	62,828,760	—
Proceeds from exercised warrants	1,543,587	—	—
Net cash provided by financing activities	49,006,921	74,387,290	26,988,365

Effect of rate changes on cash	2,654,070	1,753,114	1,379,019
Increase (decrease) in cash and cash equivalents	$(3,284,970)	$23,449,321	$11,550,420
Cash and cash equivalents, beginning of period	45,142,135	$21,692,814	$10,142,394
Cash and cash equivalents, end of period	41,857,166	$45,142,135	$21,692,814

Supplemental disclosures of cash flow information:
Cash paid for interest	5,462,627	$2,644,347	$1,554,883
Cash paid for income taxes	1,162,359	$1,606,745	$323,866

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

Zhongpin Inc. is incorporated in the State of Delaware as a holding company and Henan Zhongpin Food Share Company Limited (“Henan Zhongpin”) was incorporated in the People’s Republic of China (the “PRC”).  Henan Zhongpin is headquartered in Changge City, Henan Province. Through its subsidiaries, Henan Zhongpin is principally engaged in the production of pork, prepared meat products and fruits and vegetables, and the retail sales of pork, processed pork products, fruits and vegetables and other grocery items to customers throughout the PRC and other export countries, either directly or through its subsidiaries.

Zhongpin Inc. was incorporated in the State of Delaware under the name “Strong Technical Inc.” for the purpose of operating a personnel outsourcing service that provides skilled workers to industry.  On March 30, 2005, an 82.4% controlling interest in the company was acquired by Halter Capital Corporation and all previous operations were discontinued.

On May 20, 2005, Henan Zhongpin Food Co., Ltd. (“HZFC”) was established in the PRC for the sole purpose of holding the capital stock of Henan Zhongpin and its subsidiaries. The owners of Henan Zhongpin formed HZFC with an initial investment of 16,000,000 Renminbi (“RMB”) ($1,932,367).  HZFC acquired Henan Zhongpin by paying 15,040,000 RMB ($1,816,425) to the stockholders of Henan Zhongpin in exchange for 100% ownership of Henan Zhongpin. The transaction was accounted for as a transfer of entities under common control, wherein Henan Zhongpin was the continuing entity with an increase in registered capital of 960,000 RMB ($115,942).  The historical financial statements of HZFC are essentially those of Henan Zhongpin shown with an increase in capital as if the transfer had taken place at the beginning of the first period presented.

On July 21, 2005, Falcon Link Investment Limited (“Falcon”) was incorporated in the territory of the British Virgin Islands (“BVI”) as a holding company for the purpose of owning all of the equity interests of HZFC. Falcon acquired 100% ownership of HZFC by paying 21,285,300 RMB ($2,650,000) to the stockholders of HZFC, who also were the stockholders of Falcon.  The transaction was accounted for as a transfer of entities under common control, wherein HZFC was the continuing entity.  The historical financial statements of Falcon are essentially those of HZFC and are shown as if the transfer had taken place at the beginning of the first period presented.

On January 30, 2006, Zhongpin, Inc., then known as Strong Technical Inc., consummated an agreement with the shareholders of Falcon whereby Zhongpin Inc. issued 11,250,000 shares of common stock in exchange for all of the issued and outstanding stock of Falcon.  Immediately prior to the transaction there were 502,568 shares outstanding as compared to 11,752,568 shares outstanding immediately following the transaction.  Consequently, Falcon became a wholly-owned subsidiary of Zhongpin Inc.  The transaction was accounted for as a reverse acquisition resulting in a recapitalization of Falcon, wherein Falcon’s historical financial statements became those of Zhongpin Inc., retrospectively restated to reflect the adopted capital structure of Zhongpin Inc. as if the transaction had occurred at the beginning of the first period presented.  These financial statements have been adjusted to reflect such restatement.

On January 31, 2006, in conjunction with acquisition of Falcon, Zhongpin Inc. (then known as Strong Technical Inc.) sold for $8.00 per unit 3.45 million units, each consisting of two shares of Series A convertible preferred stock and a five-year warrant to purchase one share of common stock at a purchase price of $5.00 per share.  Each share of preferred stock is convertible into one share of common stock.  The shares of Series A convertible preferred stock originally issued in such transaction were convertible into an aggregate of 6,900,000 shares of common stock and the warrants originally issued in such transaction were exercisable to purchase an aggregate of 3,450,000 shares of common stock.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS (continued)

On February 16, 2006, Zhongpin Inc. (then known as Strong Technical Inc.) amended its articles of incorporation to change its name from Strong Technical Inc. to Zhongpin Inc.  In the same amendment, the company changed its authorized common stock to 100,000,000 shares with a par value of $0.001 per share and its authorized preferred stock to 25,000,000 shares with a par value of $0.001 per share.

On February 16, 2006, Zhongpin Inc. effected a 1:35.349 reverse split of its outstanding common stock. Immediately prior to the split, 415,442,354 shares of common stock were outstanding as compared to 11,752,568 shares of common stock outstanding immediately following the split.  The aggregate number of shares of common stock issuable upon conversion of its outstanding shares of Series A convertible preferred stock was reduced from 243,908,100 shares of common stock to 6,900,000 shares of common stock, and the aggregate number of shares of its common stock issuable upon the exercise of its outstanding warrants was reduced from 121,954,050 shares of common stock to 3,450,000 shares of common stock. These financial statements have been adjusted to show all stock transactions using post-split amounts.

Details of Henan Zhongpin’s subsidiaries are as follows:

NAME	DOMICILE/DATE OF INCORPORATION	REGISTERED CAPITAL	PERCENTAGE OF OWNERSHIP

Henan Zhongpin Industrial Company Limited	PRC/Jan. 17, 2002	18,000,000 RMB ($2,173,913)	100.00%

Henan Zhongpin Import and Export Trading Company	PRC/Aug. 11, 2004	5,060,000 RMB ($611,111)	100.00%

Zhumadian Zhongpin Food Company Limited	PRC/June 7, 2006	60,000,000 RMB ($8,585,398)	100.00%

Anyang Zhongpin Food Company Limited	PRC/Aug 21, 2006	4,800,000 RMB ($606,927)	100.00%

Henan Zhongpin Fresh Food Logistics Company Limited	PRC/Sep 14, 2006	1,500,000 RMB ($189,665)	100.00%

Deyang Zhongpin Food Company Limited	PRC/Sep 25, 2006	15,000,000 RMB ($1,893,652)	100.00%

Henan Zhongpin Business Development Company Limited	PRC/Sep 27, 2006	5,000,000 RMB ($632,215)	100.00%

Heilongjiang Zhongpin Food Company Limited	PRC/Oct.17, 2006	1,000,000 RMB ($126,406)	100.00	%(1)

Luoyang Zhongpin Food Company Limited	PRC/Jan. 18, 2007	5,000,000 RMB ($647,677)	100.00%

Yongcheng Zhongpin Food Company Limited	PRC/Mar. 1, 2007	5,000,000 RMB ($653,620)	100.00%

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

NAME	DOMICILE/DATE OF INCORPORATION	REGISTERED CAPITAL	PERCENTAGE OF OWNERSHIP

Tianjin Zhongpin Food Company Limited	PRC/Sep. 14, 2007	5,000,000 RMB ( $664,699 )	100.00%

Hebei Zhongpin Food Company Limited	PRC/Nov. 17, 2008	1,000,000 RMB ($146,428)	100.00%

Jilin Zhongpin Food Company Limited	PRC/Dec. 11, 2008	1,000,000 RMB ($145,688)	100.00%

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	PRC/Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100.00%

(1)
Includes a 10% ownership interest of another stockholder with respect to which Henan Zhongpin is entitled to all economic benefits and the right to vote pursuant to the terms of a trust agreement with such stockholder.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Zhongpin Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company”).  All significant intercompany accounts and transactions have been eliminated during the process of consolidation. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Foreign Currency Translations and Transactions

RMB, the national currency of the PRC, is the primary currency of the economic environment in which our China-based subsidiaries are operating.  The United States dollar (“U.S. dollar”) is the functional currency used by Falcon and Zhongpin Inc. to record all of their activities.  The Company uses the U.S. dollar for financial reporting purposes.

The Company translates assets and liabilities into U.S. dollars using the noon buying rate in the City of New York for cable transfers of RMB as certified for customs purposes by the Federal Reserve Bank of New York as of the balance sheet date. The consolidated statement of income is translated at average rates during the reporting period.  Adjustments resulting from the translation of financial statements from RMB into U.S. dollars are recorded in stockholders' equity as part of accumulated comprehensive loss – translation adjustments.  Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

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

Revenue Recognition

Revenues generated from the sales of various meat products and vegetables and fruits are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectibility of these sales is reasonably assured.  Since the products sold by the Company are primarily perishable and frozen food products, the right of return is only for a few days and has been determined to be insignificant by the management of the Company.  Accordingly, no provision has been made for returnable goods. Revenues presented on the consolidated statements of operations and comprehensive income are net of sales taxes.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturity of three months or less to be cash equivalents.  The Company maintains its cash accounts at credit-worthy financial institutions and closely monitors the movements of its cash positions.

Restricted Cash and Bank Notes Payable

Under the terms of the credit agreements with certain of its lenders, Henan Zhongpin has agreed to maintain with such lenders in a deposit account an amount of cash that will serve as collateral for its delivery of bank promissory notes of such lenders as payment instruments for its procurement purposes.  The amount of bank promissory notes of such lenders that can be delivered by Henan Zhongpin can be up to twice the amount of such deposits.  As such deposits may not be withdrawn by Henan Zhongpin without restriction, such cash deposits are presented as “restricted cash” on the consolidated balance sheets.

Bank Notes Receivable

The Company only accepts notes issued by banks in the normal course of business as payment for products sold by the Company. These bank notes receivable have maturity dates of up to 180 days and bear no interest. The Company can hold the bank notes until the maturity date and collect the amount from the issuing banks, or the Company can use these bank notes as a means for payment for goods or services received. The Company accrues no provision for these bank notes because such bank notes have little risk of default in the PRC.

Accounts Receivable

During the normal course of business, the Company’s policy is to ask larger customers to make deposits in reasonable and meaningful amounts on a case-by-case basis.  For certain newly-developed customers, the Company may extend unsecured credit.

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC.  If any particular customer appears to be delaying or deferring payments for our products, the

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Company generally requests a deposit from, or an increase in the deposits of, such customer.  Such deposits are typically applied against the outstanding accounts receivable of the applicable customer during the year.  As a result, the Company did not have a bad debt allowance provided against any specific customer at December 31, 2008.

The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Henan Zhongpin previously had adopted a 10% estimate.  Examining the actual collection experience for the past two years, Henan Zhongpin changed its allowance estimate from 10% to 5%, which is consistent with the practice of the Company’s other subsidiaries, effective December 31, 2008.  As a result of this change, the net income of the Company increased by $999,999, which had an impact of $0.03 on basic earnings per share and $0.03 on diluted earnings per share.

The following table presents allowance activities in accounts receivable.

	December 31, 2008	December 31, 2007

Beginning balance	$1,341,872	$412,026
Additions charged to expense	374,476	929,846

Ending balance	$1,716,348	$1,341,872

Inventories

Inventories are comprised of raw materials and low-value consumables, work in progress, and finished goods.  Inventories are stated at the lower of cost or the market based on the weighted average method.  Production cost components include the purchase cost of live hogs, direct labor, depreciation, packaging material, utility expense and other manufacturing overhead.  By using a systematic costing system, the production cost is allocated to various products at the stage of work-in-progress and finished goods, respectively.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.  The Company regularly inspects the shelf life of prepared foods and, if necessary, writes down their carrying value based on their salability and expiration dates into cost of goods sold.

Plant, Property and Equipment

Plant, properties and equipment are recorded at cost and are stated net of accumulated depreciation.  Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets as follows:

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimated Useful Economic Life
Plants and buildings	5-30 years
Machinery and equipment	5-20 years
Office furniture and equipment	3-5 years
Vehicles	5 years

Maintenance and repairs are charged directly to expense as incurred, whereas improvement and renewals are generally capitalized in their respective property accounts.  When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as a line item before operating income (loss).

Land Use Rights

The Chinese government owns all of the parcels of land on which the Company’s plants are built.  In the PRC, land use rights for commercial purposes are granted by the PRC government typically for a term of 40-50 years.  The Company is required to pay a lump sum of money to the State Land and Resource Ministry of the applicable locality to acquire such rights.  In accordance with the provision of Statement of Financial Accounting No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company capitalizes the lump sum of money paid and amortizes these land use rights by using the straight line method over the term of the land use license granted by the applicable governmental authority.

Construction in Progress and Interest Capitalization

Construction in progress is stated at cost.  The cost accumulation process starts from time the construction project is set-up and ends at the time the project has been put into service and all regulatory permits and approvals have been received.  The interest costs incurred for these construction projects have been determined to be insignificant by management.  Consequently, no interest has been capitalized during the construction process.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of that asset.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.  There was no impairment loss for the years ended December 31, 2007 and 2006. However, there was an impairment loss of $2,209,126 in the year ended December 31, 2008 due to the decision to dispose of the Company’s Yanling facility.  In addition to such $2.2 million write-off, a VAT recoverable of approximately $1.0 million related to the Yanling facility was also deemed impaired and written off due to the termination of operations in Yanling.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, other receivables, advances to vendors, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items.  The fair value of amounts due from/to related parties and stockholders are reasonable estimates of their fair value as the amounts will be collected and paid off in a period less than one year.

Shipping and Handling Cost

The Company adopted EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”  All shipping and handling fees are included in selling expenses.

Value Added Tax

All China-based enterprises are subject to a value added tax (“VAT”) imposed by the PRC government on their domestic product sales.  The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors.  Input VAT rates are 13% for most of purchasing activities conducted by the Company.  Output VAT rate is 13% for chilled pork products, frozen pork products and vegetable and fruit products, and 17% for prepared meat products.  The input VAT can be offset against the output VAT.  The VAT payable or recoverable balance presented on the consolidated balance sheets represents either the input VAT less than or larger than the output VAT.  The debit balance represents a credit against future collection of output VAT instead of a receivable.

Share-Based Payment

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No 123(R), “Share-Based Payments” (“SFAS No. 123(R)”).  SFAS 123R amended existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123(R) generally requires that such transactions be accounted for using a fair-value-based method.  The Company accounts for stock options granted using a fair-value-based method in accordance with SFAS No. 123(R).

Earnings Per Share

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No.128”).  Under the provision of SFAS No. 128, basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. Based on the fact that the voting rights and certain other characteristics of the Company’s Series A convertible preferred stock are the same as those of common stock, the outstanding shares of the Company’s Series A convertible preferred stock at each reporting period are deemed to be common shares outstanding. All of such securities are included in the computation of

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

diluted earnings per share.  The number of shares of common stock underlying the outstanding stock warrants and options at December 31, 2008, 2007 and 2006 were 1,816,289, 2,665,338 and 5,124,796, respectively, which were all included in the computation of diluted earnings per share.

Government Subsidies

The Company’s subsidiaries in the PRC receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies.  In general, the Company presents the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for offsetting the specific expense, such as research and development expense or interest expenses.  The information relating to government subsidies received and recognized is presented in Note 15.

Research and Development Expenses

Research and development costs are expensed as incurred.  Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the years ended December 31, 2008, 2007 and 2006 were $3,151,854, $1,822,300 and $1,057,100, respectively.  After offsetting the government subsidies received by the Company that were specified for supporting the Company’s research and development efforts, the net research and development expenses for the years ended December 31, 2008, 2007 and 2006 were $1,144,647, $1,554,147 and $(1,317,224), respectively.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), issued by the Financial Accounting Standards Board (“FASB”).  SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  The Company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income.  Comprehensive income (loss) is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners.

Adoption of Fin 48

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  In accordance with FIN 48, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Zhongpin Inc. was incorporated under the laws of the State of Delaware on February 4, 2003 and is subject to federal income tax and Delaware state income tax.  Falcon Link was established under the laws of the British Virgin Islands on July 21, 2005 and is not subject to income tax in accordance with the laws and regulations of the British Virgin Islands.  The Company’s other subsidiaries, which are all located in the PRC, are subject to the PRC’s new Enterprise Income Tax (“EIT”) Law, which became effective January 1, 2008 and has a uniform statutory tax rate of 25 percent.  Under the new EIT Law, income derived by an enterprise from the primary processing of agricultural products (including slaughtering live hogs) is exempt from EIT.  Consequently, 11 of the Company’s 16 subsidiaries in the PRC that slaughter live hogs are exempted from EIT.  Two of the 11 entities have obtained a written tax-exemption approval from their respective tax authorities and the remaining nine subsidiaries are currently in the process of obtaining EIT exemption certificates.  In the years ended December 31, 2008, 2007 and 2006, the exempted income before income tax was $34.9 million, $23.2 million and $13.2 million, respectively.  The Company excluded such exempted income before income tax in determining its proper income tax provision.  For the years ended December 31, 2008, 2007 and 2006, the impact on the Company’s income tax resulting from the exemption of net income from preliminary processing of agricultural products was $8.7 million, $7.7 million and $4.4 million, respectively.

The Company’s other five subsidiaries in the PRC are subject to the uniform 25% tax rate in relation to non-primary processing of agricultural products.  The following table provides a summary of the EIT status.

Subsidiaries Subject to Enterprise Income Tax	Tax Rate
Henan Zhongpin Food Share Company Limited	EIT Exemption for slaughtering business and 25% for other businesses
Henan Zhongpin Industry Company Limited	EIT Exemption
Zhumadian Zhongpin Food Company Limited	EIT Exemption
Anyang Zhongpin Food Company Limited	EIT Exemption
Deyang Zhongpin Food Company Limited	EIT Exemption
Heilongjiang Zhongpin Food Company Limited	EIT Exemption
Luoyang Zhongpin Food Company Limited	EIT Exemption
Yongcheng Zhongpin Food Company Limited	EIT Exemption
Tianjin Zhongpin Food Company Limited	EIT Exemption
Jilin Zhongpin Food Company Limited	EIT Exemption
Hengshui Zhongpin Food Company Limited	EIT Exemption
Henan Zhongpin Food Company Limited	25%
Henan Zhongpin Import and Export Trading Company Limited	25%
Henan Zhongpin Fresh Food Logistics Company Limited	25%
Henan Zhongpin Business Development Company Limited	25%
Henan Zhongpin Agriculture Development Company Limited	25%

There is no consolidated enterprise income tax return concept in the PRC.  As a result, if one subsidiary has net income, that net income cannot be offset by the loss incurred in another subsidiary within the consolidated company.  Similarly, if one subsidiary has a net operating loss, that net operation loss cannot be offset by the net income in another subsidiary within the consolidated company.

Adoption of SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The partial adoption of FAS No. 157, as allowed by FSP FAS 157-2,  did not have a material impact on the Company’s consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective immediately, and includes prior period financial statements that have not yet been issued.

Adoption of SFAS No. 159

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits enterprises to elect to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any assets or liabilities that were not previously carried at fair value.  Accordingly, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS 141(R) changes the accounting for acquisitions.  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact that the adoption of SFAS No. 141R may have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting No.161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The provisions of SFAS No. 161 are effective for the Company as of January 1, 2009.  SFAS No. 161 requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (iii) how derivative instruments and related hedged items affect the Company’s financial results.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“APB 14-1”).  APB 14-1 will require entities to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods.  APB 14-1 will require entities to retroactively separate the liability and equity components of such debt on the entities’ balance sheets on a fair value basis.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

APB 14-1 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S.GAAP.  The Company does not expect any significant changes to its financial accounting and reporting as a result of the issuance of SFAS No. 162.

Reclassification

The presentation of certain line items presented on the consolidated financial statements and the relevant notes for the prior years have been changed in conformity with the current year presentation of the consolidated financial statements and the corresponding notes.

3.	INVENTORIES

Inventories at December 31, 2008 and 2007 consisted of:

	At December 31,
	2008	2007

Raw materials	$4,361,159	$1,242,717
Low value consumables and packaging	817,862	1,027,223
Work-in-progress	1,961,693	4,899,169
Finished goods	9,583,502	18,753,016

Inventories	$16,724,217	$25,922,125

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost at December 31, 2008 and 2007 is as follows:

	At December 31,
	2008	2007
Plants and buildings	$86,610,467	$42,711,397
Machinery and equipment	50,803,893	26,964,304
Office furniture and equipment	2,043,418	818,528
Vehicles	2,463,388	1,491,544
Accumulated depreciation	(8,147,661)	(5,556,119)
	$133,684,051	$66,429,654

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

4.	PROPERTY, PLANT AND EQUIPMENT (continued)

The depreciation expenses for the years ended December 31, 2008, 2007 and 2006 were $4,764,421, $1,885,778 and $784,728, respectively.

Of the above information, property, plant and equipment under the sale-leaseback agreement at cost at December 31, 2008 and 2007 is as follows:

	At December 31,
	2008	2007
Plants and buildings	$487,547	$—
Machinery and equipment	6,092,053	—
Accumulated depreciation	(90,809)	—
	$6,488,791	$—

The depreciation expenses from the assets under capital lease for the years ended December 31, 2008, 2007 and 2006 were $89,173 (which was included in the above $4,764,412), $0 and $0, respectively.

5.	LAND USE RIGHTS

The Company’s land use rights at December 31, 2008 and 2007 are summarized as follows:

	At December 31,
	2008	2007

Land use rights	$37,249,227	$23,989,174
Accumulated amortization	(1,265,280)	(650,032)
	$35,983,947	$23,339,142

The amortization of land use rights for the years ended December 31, 2008, 2007 and 2006 were $602,511, $397,975, and $127,449, respectively.

6.	CONSTRUCTION IN PROGRESS

Construction in progress at December 31, 2008 and 2007 consisted of:

Construction Project	Date or Estimated Date Put in Service(1)	December 31, 2008	December 31, 2007
Replacement and maintenance in Changge industrial park	January 2009	$48,435	-
Waste water solution system in Deyang	April 2009	7,329	-
Production facility for chilled and frozen pork in Zhumadian	April 2009	16,709	$523,359
Production facility for chilled and frozen pork in Anyang	Completed	-	2,069,446
Production line for prepared pork in Changge industrial plant	December 2008	547,225	-
Production line for fruits and vegetables in Changge industrial park	April 2009	13,670,361	-
Production facility for chilled and frozen pork in Luoyang	December 2008	-	6,481,730
Production facility for chilled and frozen pork in Yongcheng	April 2009	25,434,684	55,347
Logistic hub and cooling storage in Changge industrial park	May 2008	-	7,673,644
Water solution Station in Changge industrial plant	December 2008	1,048,296	8,214

		$40,773,039	$16,811,740

(1)
Represents date all regulatory permits and approvals were received and project is placed in service.  In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

The Company estimates that it will invest approximately $6.4 million to complete these projects.

7.	ASSETS HELD FOR SALE

The Company’s slaughtering and meat-producing facilities in Yanling City, Henan Province were purchased in 2001 by Henan Zhongpin Industry Company Limited, a subsidiary of Henan Zhongpin.  Over the past three years, the Company constructed new production facilities with state-of-the-art production machinery and equipment to produce chilled and frozen pork products and prepared meat products.  As the machinery and equipment located in the Company’s Yanling facility were out-of-date and there was a possibility of a shortage of live hogs to supply both the Yanling facility and the Company’s newer production facilities in Henan Province, in 2007 management decided to use the Yanling facility to produce vegetables and fruits products, and put in place a production line with an annual production capacity of 10,800 metric tons.  However, due to the expansion of Yanling City, the location of the Yanling facility is now quite close to the downtown area.  Under the latest environment protection restrictions imposed by the China Environment Protection Agency, the continuation of fruit and vegetable production activities in Yanling will require a large investment.  In addition, the Company’s newly-built vegetable and fruit production facility in Changge City, which is just 50 kilometers away from Yanling and has an annual production capacity of 30,000 metric tons, will be put into service in 2009.

Based on the above considerations, during 2008, management of the Company decided to dispose of the Yanling facility and terminated all production activities at that location.  In accordance with SFAS No. 144, management also ceased the depreciation of the Yanling facility as of December 31, 2008.  During February 2009, the Company’s Board of Directors affirmed management’s decision made before December 31, 2008 and approved the plan to close and dispose of this facility at a price that is reasonable in relation to its current fair value.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

7.	ASSETS HELD FOR SALE (continued)

In accordance with SFAS No. 144, this facility has been presented on the balance sheet as of December 31, 2008 as “assets held for sale” and has been stated at the lower of its cost or its fair value less the estimated cost to sell this facility.  Without knowing a definite fair value of this facility, management estimated the realizable value of the machines and equipment, plants and buildings, certain electronic equipment and the  land use rights and recorded an impairment loss as follows:

	Carrying Value	Impairment	Realizable Value
Plant and buildings	$684,365	$525,012	$159,353
Machines and equipment	1,963,072	1,676,010	287,062
Electronic percentage	8,547	8,105	442
Land use rights	177,014	-	177,014
Total	$2,832,998	$2,209,127	$623,871

Management believes that the decision to close and dispose of the Yanling facility would not constitute a discontinued operation as the vendors and customers of the Yanling facility in this region are still the vendors and customers of the Company’s operations.  The revenue and cash flows associated with the Yanling facility are now associated with the production facilities located in Changge county.

8.	SHORT TERM BANK LOANS

Short-term loans are due within one year.  Of the $67.9 million aggregate principal amount of short-term loans at December 31, 2008, loans in the principal amount of $33.1 million were secured by the Company’s plants located in the PRC and loans in the aggregate principal amount of $31.8 million were guaranteed by Xuji Group Co., Ltd., an unaffiliated third party (“Xuji Group”).  These loans bear interest at prevailing lending rates in the PRC ranging from 5.58% to 7.56% per annum.

9.	LONG TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at December 31, 2008 and 2007 were as follows:

Bank	At December 31,
	2008	2007
Canadian Government Transfer Loan	$1,634,771	$1,780,440
Rabobank Nederland Shanghai	11,725,906	—
CITIC Industrial Bank	4,397,215	—
Bank of Communications	5,862,953	—
	23,620,845	1,780,440
Current portion	(145,671)	(145,671)
Total	$23,475,174	$1,634,769

In December 2008, Henan Zhongpin entered into a loan agreement with Bank of Communications pursuant to which Henan Zhongpin borrowed RMB 40 million ($5.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

9.	LONG TERM BANK LOANS (continued)

date (7.56% per annum on that drawdown date) and are payable on November 27, 2010.  The accrued interest on this loan is payable quarterly on the 20th day of the last month of each quarter after the drawdown date.   Borrowings under the loan agreement are guaranteed by the land use rights, property and plant of the Company’s wholly-owned subsidiary, Luoyang Zhongpin Food Company, Ltd.

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

Borrowings under the term loan agreement are guaranteed by the Company’s subsidiaries, Anyang Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Co., Ltd., are secured by the Company’s prepared pork production facilities located at Changge City, Henan Province and are subject to various financial and non-financial covenants, including a debt-to-net-worth ratio, a debt-to-EBIDTA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors.  Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility.

In April 2008, Henan Zhongpin entered into a loan agreement with CITIC Industrial Bank pursuant to which Henan Zhongpin borrowed RMB 30 million ($4.4 million).  All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (7.56% per annum on that drawdown date) and are payable on January 23, 2010.  The accrued interest on this loan is payable quarterly on the 20th day of the last month of each quarter since the drawdown date.   Borrowings under the loan agreement are guaranteed by a Xuji Group.

In July 2000, Henan Zhongpin entered into a loan agreement with Bank of Communications, Zhengzhou Branch, which is the intermediary bank for a 40-year term loan in the amount of $2,504,969 from the Canadian government.  Under the terms of the loan agreement, 58% of the principal amount ($1,452,882) of this loan bears interest at the fixed rate of 6.02% per annum and remaining principal amount of this loan is interest free.  The loan is repayable in a fixed amount of $145,671, which includes principal and interest, that is payable on a semi-annual basis through May 15, 2042.  Borrowings under the loan agreement are guaranteed by the Financing Department, Henan Province.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

9.	LONG TERM BANK LOANS (continued)

The following table shows the minimum payment obligation for the next five years.

Due on December 31,	Amount
2009	$145,671
2010	10,405,839
2011	11,871,577
2012	145,671
2013	—
Above 5 years	1,052,087
Subtotal	23,620,845
Less: current portion	(145,671)
Total	$23,475,174

10.	AMOUNT DUE TO SHAREHOLDERS

During the process of reorganizing and recapitalizing Henan Zhongpin in 2006, HZFC acquired a 10% interest in Henan Zhongpin from six individual shareholders by crediting “amount due to shareholders” for RMB17 million in March 2006, which was included in other payables on the balance sheet as of December 31, 2006 and 2007.  The substance of “amount due to shareholders” is a related-party transaction and the actual owner of the 10% interest in Henan Zhongpin is HZFC, which is disclosed in Note 1.  As a result, RMB17 million was presented on the balance sheet as “Amount due to shareholders” as of December 31, 2007.

At December 31, 2008, the six individual shareholders donated to HZFC the RMB17 million payable to such shareholders plus imputed interest of approximate RMB1.9 million accrued from March 2006 to December 31, 2008.  Accordingly, the Company reclassified this amount due to shareholders into additional paid capital at both the U.S entity level and the HZFC level.  In accordance with Chinese tax law, HZFC also recorded an income tax liability of RMB3.9 million at December 31, 2008. This donation transaction was deemed a non-cash transaction for cash flow purposes.

11.	INCOME TAX

The income before income taxes for the years ended December 31, 2008, 2007 and 2006 was as following:

	Years Ended December 31,
	2008	2007	2006

Income in China-based entities	$37,605,710	$24,345,602	$16,672,864
Income in non-China and non-US entities	32,626	76,592	30,630
Income in the U.S entity	(3,388,941)	(4,500,206)	(12,159,152)
Elimination during consolidation process	(173,229)	(94,814)	(10,848)

Income before income taxes	$34,076,166	$19,827,174	$4,533,494

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

11.	INCOME TAX (continued)

The income tax provision for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Years Ended December 31,
	2008	2007	2006
Current:
China	$2,681,006	$1,431,579	$568,433
Federal	—	—	—
State	—	—	—

Deferred:
China	(212,347)	—	—
U.S.	—	—	—

	$2,468,659	$1,431,579	$568,433

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components that give rise to deferred tax assets and liabilities as of December 31, 2008 were as follows:

At December 31, 2008
Current:
Bad debt allowance	$138,850
Accrued salaries	69,650
Other accrued liabilities	5,066
213,566

Non-current:
Depreciation	(48,969)
Net operating loss carry forwards	1,978,144
1,929,175

Total	2,142,741

Valuation allowance:	(1,926,498)

Net deferred tax assets:	$216,243

During 2008, management examined the Company’s historical consolidated financial statements regarding income taxes in accordance with SFAS No. 109 and noted that deferred tax assets and/or liabilities were not presented in those financial statements.  Management reviewed the fiscal years ended December 31, 2005, 2006 and 2007 regarding the temporary differences arising between the tax bases of assets and liabilities and their reported amounts in the financial statements and the net operating loss incurred in the U.S. and the PRC and determined that the accumulated errors resulted in an understatement of deferred tax assets of $206,306, deferred tax liabilities of $44,229, an income tax payable of $162,017 and an overstatement of income tax provision of $60 for the three-year period ended

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

11.	INCOME TAX (continued)

December 31, 2007. Under the rollover method, the errors in the respective years were immaterial for each of the prior three years.  Under the iron curtain method, these accumulated errors represented only 0.06% of the Company’s total assets and 0.15% of the Company’s total liabilities and had a negligible impact on the Company’s net income after taxes for the year ended December 31, 2008 before the correction was made.  Therefore, management decided to correct these minor errors in 2008.  Consequently, the information of deferred tax and liabilities presented in these notes to financial statements only covers the information for 2008.

The U.S entity had an accumulated net operating loss of $5,480,662, $3,567,507 and $1,530,614 at December 31, 2008, 2007 and 2006, respectively.  There was no net operating loss in 2005.  Under the U.S. tax laws, the net operating loss can be carried forward for 20 years and carried back for the prior two years.  Accordingly, the nominal deferred tax assets could be $1,918,231 at December 31, 2008.  Management believes it is more likely than not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future.   As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

	Years Ended December 31,
	2008	2007	2006

Statutory rate	34.0%	34.0%	34.0%
Income tax rate reduction	(9.0)%	(1.0)%	(1.0)%
Permanent differences	(19.9)%	(27.0)%	(19.2)%
Valuation allowance	2.0%
Other	0.1%	1.2%	(1.3)%

Effective income tax rate	7.2%	7.2%	12.5%

The permanent differences were related to tax-exempted profits that were derived from conducting a slaughtering live stock business.

12.	EQUITY TRANSACTIONS

Activities in 2007

During 2007, an aggregate of 3,775,000 shares of the Company’s Series A convertible preferred stock were converted into corresponding shares of common stock.  For cash flow purposes, these transactions were non-cash transactions.

During 2007, warrants to purchase an aggregate of 3,564,458 shares of common stock were exercised with exercise prices ranging from $4.00 to $5.50 per share.  Consequently, the Company issued 3,564,458 shares of its common stock and received net proceeds of approximately $16.42 million, net of the payment of a 10% commission to the placement agent in accordance with the relevant retainer agreement.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

12.	EQUITY TRANSACTIONS (continued)

During 2007, warrants to purchase an aggregate of 276,000 shares of common stock were exercised with exercise prices ranging from $4.00 to $5.00 per share on a cashless basis.  Consequently, the Company issued 169,798 shares of its common stock for these cashless exercises.

On October 9, 2007, the Company completed a private placement of 6.25 million shares of its common stock at an issuing price of $8.00 per share, which generated net proceeds of approximately $46.4 million, net of commissions paid to the placement agent.

During 2007, aggregate stock compensation of approximately $2.25 million was recorded due to the release from escrow of 562,528 shares of common stock that were originally owned by certain management shareholders and placed into the escrow in connection with the private placement transaction that took place in 2006.  After the restricted condition was satisfied, these shares were released to the original shareholders.

Activities in 2008

During 2008, an aggregate of 995,800 shares of the Company’s Series A convertible preferred stock were converted into corresponding shares of common stock.  For cash flow purposes, these transactions were non-cash transactions.

During 2008, warrants to purchase an aggregate of 225,000 shares of common stock were exercised with an exercise price of $5.00 per share and warrants to purchase an aggregate of 45,338 shares of common stock were exercised with an exercise price of $5.50 per share.  The Company received net proceeds from these transactions in the aggregate amount of approximately $1.24 million, after payment of a 10% commission to the placement agent in accordance with the relevant retainer agreements.

During 2008, warrants to purchase an aggregate of 45,000 shares of common stock with an exercise price of $6.50 per share were exercised on a cashless basis.  In connection with these transactions, the Company issued an aggregate of 20,523 shares of common stock and received no cash from such issuances.  For cash flow purposes, these transactions were non-cash transactions.

During 2008, warrants to purchase an aggregate of 72,187 shares of common stock with an exercise price of $8.00 per share were exercised on a cashless basis.  In connection with these transactions, the Company issued an aggregate of 24,256 shares of common stock and the Company received no cash from such issuances.  For cash flow purposes, these transactions were non-cash transactions.

During 2008, warrants to purchase an aggregate of 135,012 units were exercised on a cashless basis.  Each unit is comprised of two shares of Series A preferred stock and a five-year warrant to purchase one share of common stock with the exercise price of $5.00 per share.  At the time of exercise of the unit warrants, the holders also exercised the underlying warrants to purchase shares of common stock.  In connection with these transactions, the Company issued an aggregate of 269,102 shares of common stock and received no cash proceeds from such issuances.  For cash flow purposes, these transactions were non-cash transactions.

During 2008, an aggregate of 995,800 shares of Series A convertible preferred stock were converted into 995,800 shares of common stock.  For cash flow purposes, these transactions were non-cash transactions.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

12.	EQUITY TRANSACTIONS (continued)

During 2008, options to purchase an aggregate of 33,333 shares of common stock were exercised on a broker-assisted cashless basis. In connection with the transaction, the Company issued 33,333 shares of common stock and received approximately $0.3 million.

13.	STOCK WARRANTS AND OPTIONS

As of December 31, 2008, the Company had outstanding warrants and options to purchase an aggregate of 1,815,603 shares of common stock.  During 2008, the Company did not grant any stock warrants or options.

On January 30, 2006, the Company’s board of directors and stockholders adopted and approved, and on February 27, 2007 the Company’s board of directors and stockholders approved the amendment and restatement of, the Company’s Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to 1,800,000 shares of common stock.  On April 21, 2008, the Compensation Committee of the Company’s board of directors approved, and on June 26, 2008 the Company’s stockholders approved, an amendment to the Incentive Plan for the purpose of increasing the authorized shares from 1,800,000 shares to 2,500,000 shares.

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS No 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors, including stock options and employee stock purchases.  Stock-based compensation expense for stock options was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  During the process of estimating the fair value of the stock options granted and recognizing share-based compensation, the following assumptions were adopted.

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Years Ended December 31,
	2008	2007
Expected life (years)	—	3-5
Expected volatility	—%	3.63 - 4.19%
Risk-free interest rate	—%	46 – 55
Dividend yield	—%	—%

The expected volatilities are based on the historical volatility of the Company’s common stock.  The observation is made on a weekly basis.  The observation period covered is consistent with the expected life of the options.  The expected life of stock options is based on the minimum vesting period required.  The risk-free rate is consistent with the expected terms of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

13.	STOCK WARRANTS AND OPTIONS (continued)

Granting Activities in 2007

On August 23, 2007, the Company issued stock purchase options to an executive officer to purchase 100,000 shares of common stock and to a director to purchase 30,000 shares of common stock, in each case at an initial exercise price of $9.20 per share.  These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (three years for the executive officer and one year for the director).  The compensation expense for these options amounted to $170,306 and $94,111 for the years ended December 31, 2008 and 2007, respectively.

On September 30, 2007, in conjunction with a one-year consulting agreement, the Company issued three-year warrants to purchase 50,000 shares of common stock at an initial exercise price of $10.00 per share. The warrants vest monthly over a one-year period. These warrants were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period of one year. Consulting expense related to the warrants amounted to $145,791 and $48,597 for the years ended December 31, 2008 and 2007, respectively.

On October 9, 2007, the Company completed a private placement in which the Company sold 6.25 million shares of common stock for $8.00 per share, for an aggregate purchase price of $46.5 million, net of commissions.  In conjunction with this private placement, the Company issued five-year warrants to purchase 437,500 shares of common stock at an exercise price of $8.00 per share. Since these warrants were an integrated part of the financing transaction, no fair value was assigned to these warrants.

On December 14, 2007, the Company issued stock purchase options to certain executive officers to purchase an aggregate of 580,000 shares of common stock at an initial exercise price of $11.76 per share. These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (three years). The compensation expense for these options amounted to $1,159,669 and $54,012 for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008, the Company had unrecognized stock-based compensation in the aggregate amount of $2,265,326 related to stock options granted during 2007 based on the fair value of options on the grant date, which compensation is expected to be recognized over a period of two years.  A summary of stock warrant and option activities during the two-year period ended December 31, 2008 is as follows:

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

13.	STOCK WARRANTS AND OPTIONS (continued)

	Warrants and Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic

Outstanding at 01/01/07	5,124,799	$4.98	4.21	$7.12
Granted	1,197,500	10.03
Exercised	(3,734,945)	5.06
Forfeited or expired	(14,202)	4.00
Outstanding at 12/31/07	2,573,152	7.23	3.85	$7.94
Exercisable at 12/31/07	1,861,211	$5.69		$7.31

Granted	-
Exercised	(617,552)	5.40
Forfeited or expired	(139,997)	8.28
Outstanding at 12/31/08	1,815,603	7.77	3.03	$6.66
Exercisable at 12/31/08	1,436,992	$6.72		$5.28

The weighted-average grant-date fair value of stock warrants and options granted during the years 2008, 2007 and 2006 was $0, $5.55, and $4.57, respectively. The total intrinsic value of warrants and options exercised during the years ended December 31, 2008, 2007 and 2006, was approximately $3.5 million, $21.3 million, and $0, respectively.

A summary of the status of the Company’s non-vested stock warrants and options during the two-year period ended December 31, 2008 is presented below:

	Warrants and Options	Weighted-Average Grant- Date Fair Value

Non-vested at 01/01/07	45,836	$0.38
Granted	1,197,500
Vested	(517,193)
Forfeited	(14,202)
Non-vested at 12/31/07	711,941	$5.65

Granted	-
Vested	(193,333)
Forfeited or expired	(139,997)
Non-vested at 12/31/08	378,611	$5.98

As of December 31, 2008, the total unrecognized stock-based compensation based on fair value on the grant date related to non-vested stock options granted during 2007 was of $2,265,327.  That cost is expected to be recognized over a period of two years.  The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $1,475,768, $213,028 and $22,330, respectively.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

14.	EARNINGS PER SHARE

Earnings per share (basic and diluted) for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006
Net income attributable to common shares	$31,376,946	$18,525,281	$4,108,934

Basic Earnings Per Share
Basic earnings per share from net income	$1.06	$1.03	$0.35

Diluted Earning Per Share
Diluted earnings per share from net income	$1.05	$0.80	$0.20

Weighted average number of common shares outstanding – Basic	29,475,817	18,000,437	11,761,932
Dilutive effect of stock options	358,696	5,077,427	8,572,328
Weighted average number of common shares outstanding – Diluted	29,834,513	23,077,864	20,334,260

15.	GOVERNMENT SUBSIDIES

The local government in Changge City, Henan Province provided Henan Zhongpin with various subsidies to encourage its research and development activities and its establishment of a fresh fruit and vegetable production facility in Changge City, and for other contributions to the local community, such as increasing employment opportunities.  The government subsidies are generally classified as earmarked (such as research and development activities) or non-earmarked. The interest subsidies were earmarked to offset the Company’s interest expenses incurred in relation to the construction of its fruit and vegetable production facility.  All subsidies were accounted for based on evidence that cash has been received and the earmarked activities have taken place.  In accordance with internationally prevailing practice, subsidies earmarked for research and development activities were first offset against relevant research and development expenses incurred, and interest subsidies were offset against the relevant interest expense incurred.  Non-earmarked subsidies are generally recognized as other income.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

15.	GOVERNMENT SUBSIDIES (continued)

Government subsidies received by the Company during the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Deferred subsidies opening balance:
Interest subsidies	$274,175	$-	$2,210,602
Earmarked subsidies	217,635	249,449	227,536
Total	$491,810	$249,449	$2,438,138

Subsidies received:
Interest subsidies	$622,520	$263,571	$-
Earmarked subsidies	868,907	220,820	146,396
Total	$1,491,427	$484,391	$146,396

Subsidies recognized:
Interest subsidies	$910,058	$-	$2,241,809
Earmarked subsidies	1,097,149	268,153	132,515
Total	$2,007,207	$268,153	$2,374,324

Deferred subsidies year ending balance:
Interest subsidies	$-	$274,175	$-
Earmarked subsidies	-	217,635	249,449
Total	$-	$491,810	$249,449

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

15.	GOVERNMENT SUBSIDIES (continued)

(Subsidies received and other income recognized are translated at the average exchange rate.  The beginning and ending balances are translated at the year-end exchange rate.)

16.	COMMITMENTS AND CONTINGENCIES

Mutual Guarantee

In April 2008, Henan Zhongpin entered into a mutual guarantee agreement with Xuji Group Co., Ltd. (“Xuji Group”), a group corporation based in Henan Province, PRC that is not affiliated with the Company or with any of its subsidiaries.  The mutual guarantee has an effective term of April 1, 2008 through March 30, 2009 and is only applicable to bank loans received by either party.  Pursuant to this mutual guarantee, Henan Zhongpin has agreed to guarantee bank loans of Xuji Group in an amount up to $44.0 million, and Xuji Group has in turn agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $44.0 million.  This mutual guarantee may be terminated by either party at any time; provided, however, that any loan guarantees in effect prior to termination shall remain in effect.

The business purpose for the mutual guarantee is to provide each party with a credit line from banks that would have otherwise been unavailable absent the guarantee.  As bank credit loans are generally unavailable in China, companies are required to provide either a pledge of assets, a third-party guarantee or a combination of both in order to receive loans.  In the case of pledges, companies can pledge their assets, including, among other things, land, buildings and machines, to banks as collateral to secure loans; however, banks generally will only loan up to 50% to 70% of the value of the pledged assets. Alternatively, if a company provides the banks with a guarantee agreement, the banks generally will loan up to 90% to 100% of the amount being guaranteed.

Henan Zhongpin’s obligation as guarantor to repay loans on behalf of Xuji Group will only arise if Xuji Group cannot repay its loans and proceeds from liquidating Xuji Group’s pledged assets are insufficient to cover its outstanding debt.  Henan Zhongpin’s actual liability for such guarantee, should the guarantee obligation become due, will vary depending on the difference between the outstanding bank loan plus accrued interest and the proceeds received for the liquidated collateral.  Henan Zhongpin did not pledge any of its assets in connection with the mutual guarantee agreement as this guarantee was not based on credit quality concerns, but rather based on the local banks’ requirements.  In the event Henan Zhongpin is required to pay all or a portion of any loans covered by the mutual guarantee, Henan Zhongpin would seek reimbursement for such payment from Xuji Group.

At December 31, 2008, Henan Zhongpin has guaranteed $38.1 million of Xuji Group’s bank loans. As a result, the maximum potential amount of future payments (undiscounted) Henan Zhongpin could be obligated to make under the mutual guarantee at such date was $38.1 million.  The Company did not record any liability on its balance sheet with respect to this mutual guarantee as the Company believes, based upon its continuing due diligence on Xuji Group and its business, that Henan Zhongpin’s liability thereunder remains contingent.

Legal Proceeds

From time to time, the Company has disputes that arise in the ordinary course of business.  As of December 31, 2008, there was no material legal proceeding to which the Company was a party or to

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

16.	COMMITMENTS AND CONTINGENCIES (continued)

which any of the Company’s assets was subject that will have a material adverse effect on the Company’s financial condition.

Operating Leases

The Company leases plants and buildings in four locations, Hailun City in Heilongjiang Province starting from September 2006, Changchun City of Jilin Province starting from December 2008, Tianjin City starting from September 2007, and Hengshui in Heibei Province starting from November 2008 under their respective lease agreements.  The terms of these operating lease agreements range two to three years from their respective starting dates.  The respective monthly rental payment ranges from RMB150,000 ($21,986) to RMB233,333 ($34,201).  The Company has adopted the straight-line method to record the monthly rental expenses.  The rental expenses under these lease agreements were $707,344, $466,521 and $62,831 for the years ended December 31, 2008, 2007 and 2006, respectively.

In January 2009, the Company terminated its lease agreement in Heilun City, Heilongjiang Province as it plans to terminate its meat production activities in Heilongjiang Province and move those meat production activities to Jilin Province.   In connection with such termination, the Company was required to pay an aggregate rental of RMB500,000 ($73,287) for the first quarter of 2009 as a penalty for canceling the lease agreement.

Capital Leases

On October 28, 2008, Henan Zhongpin entered into a sale-leaseback agreement with China Merchant Bank Finance Lease Company (“CMB Finance”) pursuant to which Henan Zhongpin, as lessee, sold to CMB Finance, as lessor, plants, buildings, machinery and equipment owned by Henan Zhongpin and located in Changge City, Henan Province with a net book value of $6,779,873 for net proceeds of $6,579,600 and leased these assets back immediately.  The principal terms of this sale-leaseback agreement are as follows:  1) lessee sold the assets to lessor for cash proceeds of $6,579,600; 2) lessee immediately leased back the assets from lessor; 3) the lease term is three years; 4) the monthly lease payment of RMB970,523.65 ($142,254) is payable on the first day of each month after the starting date; 5) the interest rate applied in the lease agreement is 7.02% per annum, which is a three-year bank loan interest rate issued by the People’s Bank of China; 6) the interest rate will be adjusted whenever the People’s Bank of China adjusts the interest rate of its three-year bank loans and, upon any such adjustment, an incremental interest calculation will be provided by lessor; 7) Mr. Xianfu Zhu, the Company’s Chief Executive Officer, provided his personal irrevocable guarantee of the obligations of Henan Zhongpin; 8) lessee has the right to repurchase the leased assets back at a nominal price of RMB 1 when the lease agreement expires; 9) lessee is required to pay RMB14,437,120 ($2,116,204), which includes the first monthly payment of RMB970,524 ($142,253) on the effective date of the lease agreement; and 10) lessee is required to make a deposit of RMB2,513,802 ($368,457), which is refundable or will be applied to offset the last monthly payment.

Based on the above terms, the Company determined that this transaction is a capital lease transaction.  The effective interest rate derived from the lease terms was 7.02% per annum.  Using the effective interest method, the Company prepared an amortization schedule to recognize the principal payment and corresponding interest expenses in terms of the monthly payment. Once the interest rate is adjusted by the People’s Bank of China, the amortization schedule will be adjusted accordingly.  During the period from October 28, 2008 to December 31, 2008, the effective interest rate was adjusted by the

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

16.	COMMITMENTS AND CONTINGENCIES (continued)

People’s Bank of China twice. As of December 31, 2008, the outstanding capital lease obligation was $4,252,743.  The loss derived from this sales-lease back transaction was RMB1,366,363 ($200,273), which will be amortized over the three-year lease period.  As of December 31, 2008, the unamortized loss resulting from this saleslease back transaction was $183,584.

Under the Company’s non-cancellable lease agreements, the minimum lease payments for the remaining lease terms are summarized as follows:

	Operating	Capital
December 31,	Leases	Leases

2009*	$769,513	$1,707,040
2010	674,240	1,707,040
2011	505,680	1,280,280
Total minimum lease payments	1,949,433	4,694,360
Less amounts representing interest	—	(436,600)
	$1,949,433	$4,257,760
_______________

*
The operating lease minimum payments for 2009 includes the rental payment of RMB500,000 ($73,287) for the time period from January 1, 2009 to March 29, 2009.   The Company moved out of this facility during January 2009.

17.	SEGMENT REPORTING

Pursuant to the provisions of SFAS No. 131, the Company operates in only one segment: meat production (fruit and vegetable segment is not material enough to compete with meat production).  However, the Company’s product lines are divided into two divisions: pork and pork products, and vegetables and fruits.

The pork and pork products division is involved primarily in the processing of live hogs into fresh, frozen and processed pork products. The pork and pork products division markets its products domestically to branded stores and to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as in certain international markets on a limited basis.

The vegetables and fruits division is involved primarily in the processing of fresh vegetables and fruits.  The Company contracts with more than 100 farms in Henan Province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes.  The proximity of the contracted farms to operations ensures freshness from harvest to processing.  The Company contracts with those farms to grow more than 20 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans and strawberries.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

17.	SEGMENT REPORTING (continued)

	Sales by Division
	(U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Pork and Pork Products
Chilled Pork	$289.3	$151.0	$138.3	92%
Frozen Pork	187.9	102.6	85.3	84%
Prepared Pork Products	53.7	29.2	24.5	84%
Vegetables and Fruits	8.9	8.6	0.3	3%
Total	$539.8	$291.4	$248.4	85%

	Cost of Sales by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Pork and Pork Products	$463.8	$246.7	$217.1	88%
Vegetables and Fruits	7.5	7.2	0.3	4%
Total	$471.3	$253.9	$217.4	86%

	Sales by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	$151.0	$71.8	$79.2	110%
Frozen Pork	102.6	50.9	51.7	102%
Prepared Pork Products	29.2	15.4	13.8	90%
Vegetables and Fruits	8.6	5.7	2.8	49%
Total	$291.4	$143.8	$147.6	103%

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

17.	SEGMENT REPORTING (continued)

	Cost of Sales by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products	$246.7	$118.4	$128.3	108%
Vegetables and Fruits	7.2	4.8	2.4	50%
Total	$253.9	$123.2	$130.7	106%

	Gross Profit by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Pork and Pork Products	$67.1	$36.1	31.0	86%
Vegetables and Fruits	1.4	1.4	—	0%
Total	$68.5	$37.5	31.0	83%

	Gross Profit by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products	$36.1	$19.7	16.4	83%
Vegetables and Fruits	1.4	0.9	0.5	56%
Total	$37.5	$20.6	16.9	82%

18.	QUARTERLY FINANCIAL INFORMATION

	Year Ended December 31, 2008
	Q4	Q3	Q2	Q1	Total

	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$139,817	$153,753	$137,527	$108,728	$539,825
Gross Profit	17,678	19,587	17,104	14,192	68,561
Income From Operations	8,292	11,354	9,332	7,803	36,781
Net Income	5,517	10,050	8,522	7,288	31,377
Net Income per Common Share:
Basic	0.18	0.34	0.29	0.25	1.06
Diluted	0.18	0.34	0.29	0.24	1.05

	Year Ended December 31, 2007
	Q4	Q3	Q2	Q1	Total

	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$100,590	$71,313	$63,678	$55,792	$291,373
Gross Profit	11,914	9,671	8,177	7,742	37,504
Income From Operations	6,127	6,184	4,957	4,649	21,917
Net Income	5,042	5,293	4,180	4,010	18,525
Net Income per Common Share:
Basic	0.23	0.27	0.21	0.32	1.03
Diluted	0.18	0.23	0.20	0.19	0.80

19.	SUBSEQUENT EVENT

On December 30, 2008, the Company announced that it will terminate the lease agreement for its production facility in Hailun City of Heilongjiang Province and move the meat production from that facility to Jilin Province in January 2009.  As a condition to terminating the lease prior to the September 29, 2009 expiration date, the Company was required to pay rent for the first quarter of 2009.  The Company anticipates that the production employees from the facility in Heilongjiang Province will be relocated to the Company’s production facility in Jilin Province and the sales employees will stay in Hailun to sell the products produced in the Jilin facility or the Company’s other production facilities.  While the Company’s subsidiary in Heijingjiang Province will no longer engage in meat or food processing, it will continue to engage in the sale of meat and food products.  As a result, management of the Company believes the operations of that subsidiary should not be treated as  discontinued operations for financial reporting purposes.