Form 10-Q
period 2009-03-31
ZHONGPIN INC.
filed 2009-05-11
CIK 1277092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

011 86 10-82861788
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐ Accelerated filer ☒   Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of May 1, 2009, 27,609,502 shares of the registrant’s common stock, and 2,094,037 shares of the registrant’s Series A convertible preferred stock, each such share convertible into one share of the registrant’s common stock, were outstanding.

ZHONGPIN INC.

FORM 10-Q

INDEX

ZHONGPIN INC.

Part I - Financial Information

Item 1. Financial Statements

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive income, and of cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$47,963,950	$41,857,166
Restricted cash	14,909,977	17,040,201
Bank notes receivable	4,023,903	1,268,890
Accounts receivable, net of allowance for doubtful accounts of $1,495,452 and $1,215,901	27,894,066	20,432,752
Other receivables, net of allowance for doubtful accounts of $136,731 and $500,447	873,013	1,907,243
Purchase deposits	26,938,219	10,738,147
Inventories	25,332,125	16,724,217
Prepaid expenses and deferred charges	297,599	360,265
VAT recoverable	9,572,278	7,432,365
Assets held for sale	622,648	623,871
Deferred tax assets	310,446	311,055
Other current assets	127,732	96,402
Total current assets	158,865,956	118,792,574

Property, plant and equipment (net)	196,462,483	169,667,998
Construction in progress	17,804,025	40,773,039
Deferred charges	219,683	231,769
Other non-current assets	411,694	412,503
Total assets	$373,763,841	$329,877,883

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$95,261,780	$67,893,001
Bank notes payable	18,038,590	13,252,180
Long-term loans - current portion	4,534,266	145,671
Accounts payable	11,699,457	9,528,937
Other payables	8,249,556	7,130,384
Accrued liabilities	5,590,452	5,055,660
Deposits from customers	3,065,158	4,331,774
Tax payable	1,308,200	1,382,589
Deferred tax liabilities	94,626	94,812
Total current liabilities	147,842,085	108,815,008

Deposits from customers	2,427,498	2,420,967
Capital lease obligation	3,884,542	4,252,743
Long-term loans	19,043,481	23,475,174

Total liabilities	173,197,606	138,963,892

Equity
Preferred stock: par value $0.001; 25,000,000 authorized; 2,094,037 and 2,129,200 shares issued and outstanding	2,094	2,129
Common stock: par value $0.001; 100,000,000 authorized; 27,609,592 and 27,504,918 shares issued and outstanding	27,609	27,505
Additional paid in capital	105,970,620	105,680,772
Retained earnings	75,850,294	66,108,995
Accumulated other comprehensive income	18,715,618	19,094,590
Total equity	200,566,235	190,913,991
Total liabilities and equity	$373,763,841	$329,877,883

The accompanying notes are an integral part of these consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues
Sales Revenues	$153,849,448	$108,727,750
Cost of sales	(134,705,646)	(94,536,207)
Gross Profit	19,143,802	14,191,543

Operating expenses
General and administrative expenses	(4,608,286)	(3,986,029)
Selling expenses	(2,793,278)	(1,984,233)
Research and development	(30,578)	(418,632)
Amortization of loss from sale-leaseback	(16,657)	—
Total operating expenses	(7,448,799)	(6,388,894)

Income from operations	11,695,003	7,802,649

Other income (expense)
Interest expense	(1,499,520)	(170,487)
Other income (expenses)	168,073	65,893
Exchange gain (loss)	1,333	(23,758)
Government subsidies	94,955	139,544
Total other income (expense)	(1,235,159)	11,192

Net income before taxes	10,459,844	7,813,841
Provision for income taxes	(718,545)	(526,081)

Net income after tax	$9,741,299	$7,287,760

Foreign currency translation adjustment	(378,972)	5,939,494
Comprehensive income	$9,362,327	$13,227,254

Basic earnings per common share	$0.33	$0.25
Diluted earnings per common share	$0.33	$0.24
Basic weighted average shares outstanding	29,486,642	29,333,384
Diluted weighted average shares outstanding	29,609,028	29,852,725

The accompanying notes are an integral part of these consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$9,741,299	$7,287,760
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	1,801,235	883,113
Amortization	187,858	145,662
Provision for allowance for bad debt	(102,628)	—
Non-cash compensation expense	289,917	404,573

Changes in operating assets and liabilities:
Accounts receivable	(7,783,530)	4,513,744
Other receivables	1,378,559	(2,271,651)
Purchase deposits	(16,221,596)	1,269,671
Prepaid expense	61,962	(99,329)
Inventories	(8,640,944)	2,671,624
Tax refunds receivable	(2,154,544)	1,934,948
Other current assets	(31,519)	—
Deferred charges	11,632	(6,585)
Accounts payable	2,189,263	(408,402)
Other payables	1,131,977	1,410,183
Research and development grants payable	—	10,504
Accrued liabilities	544,581	1,071,048
Taxes payable	(71,681)	—
Deposits from clients	(1,258,162)	4,576,652
Deposits from clients – Long term portion	11,277	—
Net cash provided (used) by operating activities	(18,915,044)	23,393,515

Cash flows from investing activities:
Construction in progress	(2,749,323)	(23,039,757)
Additions to property and equipment	(3,441,307)	(1,560,363)
Additional to intangible assets	—	(355,111)
Proceeds on disposal of fixed assets	—	18,433
Increase in restricted cash	2,096,882	—
Net cash used in investing activities	(4,093,748)	(24,936,798)

Cash flows from financing activities:
Proceeds repayment from (of) bank notes	2,054,947	(1,395,440)
Proceeds from short-term bank loans	52,079,524	15,768,468
Repayment of short-term loans	(24,576,854)	(14,518,378)
Proceeds from capital lease obligation	(359,875)	—
Proceeds from common stock	—	1,236,923
Net cash provided by financing activities	29,197,742	1,091,573

Effects of rate changes on cash	(82,166)	1,770,536
Increase in cash and cash equivalents	6,106,784	1,318,826
Cash and cash equivalents, beginning of period	41,857,166	48,701,536
Cash and cash equivalents, end of period	$47,963,950	$50,020,362

Supplemental disclosures of cash flow information:
Cash paid for interest	1,527,258	901,674
Cash paid for income taxes	753,430	424,919

The accompanying notes are an integral part of these consolidated financial statements

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

Zhongpin Inc. (the “Company”) was established under the laws of the State of Delaware on February 4, 2003.  The Company is a public holding company holding an equity interest in its subsidiaries outside the U.S.  Its operating subsidiaries are located in the People’s Republic of China (the “PRC”) and focus on two business divisions: pork and pork products, and vegetables and fruits. The pork and pork products division is involved primarily in the processing of live market hogs into fresh, frozen and processed pork products which are sold domestically to branded stores, food retailers, food service distributors, restaurants, hotel chains and non-commercial food service establishments, such as schools, governments, healthcare facilities, the military and other food processors, as well as to certain international markets in a limited scope.  The vegetables and fruits segment is involved primarily in the processing of frozen vegetables and fruits that are sold to our branded stores and food retailers.

The Company holds a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which the Company holds a 100% interest in its China-based subsidiaries, each of which was organized under the laws of the PRC.  The Company’s China-based subsidiaries include the following:

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Henan Zhongpin Food Company, Ltd.	Sep. 15, 2005	$84,300,000	100%

Henan Zhongpin Food Share Company, Ltd.	Jan. 20, 2000	626,900,000 RMB ($82,011,411)	100%

Henan Zhongpin Industry Company, Ltd.	Jan. 17, 2004	18,000,000 RMB	100%
		($2,173,913)

Henan Zhongpin Import and Export Trading Company	Aug. 11, 2004	5,060,000 RMB ($611,111)	100%

Zhumadian Zhongpin Food Company Limited	June 7, 2006	60,000,000 RMB ($8,585,399)	100%

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	4,800,000 RMB ($606,927)	100%

Henan Zhongpin Fresh Food Logistics Company Limited	Sept. 14, 2006	1,500,000 RMB ($189,665)	100%

Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB ($1,967,799)	100%

Henan Zhongpin Business Development Company Limited	Sept. 27, 2006	5,000,000 RMB ($632,215)	100%

Heilongjiang Zhongpin Food Company Limited	Oct. 17, 2006	1,000,000 RMB ($126,406)	100	%(1)

Luoyang Zhongpin Food Company Limited	April 26, 2007	5,000,000 RMB ($647,677)	100%

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Yongcheng Zhongpin Food Company Limited	June 1, 2007	5,000,000 RMB ($646,836)	100%

Tianjin Zhongpin Food Company Limited	Sept. 14, 2007	5,000,000 RMB ( $664,699 )	100%

Hebei Zhongpin Food Company Limited	Nov. 17, 2008	1,000,000 RMB ($146,428)	100%

Jilin Zhongpin Food Company Limited	Dec. 11, 2008	1,000,000 RMB (145,688)	100%

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100%
____________
(1)           Includes a 10% ownership interest of another stockholder with respect to which Henan Zhongpin is entitled to all economic benefits and the right to vote pursuant to the terms of a trust agreement with such stockholder.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated during the process of consolidation. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Foreign Currency Translations and Transactions

RMB, the national currency of the PRC, is the primary currency of the economic environment in which our China-based subsidiaries are operating. The United States dollar (“U.S. dollar”) is the functional currency used by Falcon and Zhongpin Inc. to record all of their activities. The Company uses the U.S. dollar for financial reporting purposes.

The Company translates assets and liabilities into U.S. dollars using the middle rate of People’s Bank of China as of the balance sheet date. The consolidated statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of financial statements from RMB into U.S. dollars are recorded in stockholders' equity as part of accumulated comprehensive loss translation adjustments. Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses, during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable

During the normal course of business, the Company's policy is to ask larger customers to make deposits in reasonable and meaningful amounts on a case-by-case basis. For certain newly-developed customers, the Company may extend unsecured credit.

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC. If any particular customer appears to be delaying or deferring payments for our products, the Company generally requests a deposit from, or an increase in the deposits of, such customer. Such deposits are typically applied against the outstanding accounts receivable of the applicable customer during the year. As a result, the Company did not have a bad debt allowance provided against any specific customer at March 31, 2009.

The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents allowance activities in accounts receivable.

	March 31, 2009	December 31, 2008

Beginning balance	$1,716,348	$1,341,872
Additions charged to expense	(105,989)	374,476
Ending balance	$1,610,359	$1,716,348

Inventories

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

Land Use Rights

The Chinese government owns all of the parcels of land on which the Company's plants are built. In the PRC, land use rights for commercial purposes are granted by the PRC government typically for a term of 40-50 years. The Company is required to pay a lump sum of money to the State Land and Resource Ministry of the applicable locality to acquire such rights. In accordance with the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company capitalizes the lump sum of money paid and amortizes these land use rights by using the straight line method over the term of the land use license granted by the applicable governmental authority.

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

Share-Based Payment

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No 123(R), “ Share-Based Payments “ (“SFAS No. 123(R)”). SFAS 123R amended existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) generally requires that such transactions be accounted for using a fair-value-based method. The Company accounts for stock options granted using a fair-value-based method in accordance with SFAS No. 123(R).

Earnings Per Share

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128,”Earnings per Share “ (“SFAS No. 128”). Under the provision of SFAS No. 128, basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. Based on the fact that the voting rights and certain other characteristics of the Company’s Series A convertible preferred stock are the same as those of common stock, the outstanding shares of the Company's Series A convertible preferred stock at each reporting period are deemed to be common shares outstanding. All of such securities are included in the computation of diluted earnings per share. The number of shares of common stock underlying the outstanding stock warrants and options at March 31, 2009 and 2008 were 1,775,827, and 2,170,827, respectively, which were all included in the computation of diluted earnings per share.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Government Subsidies

The Company's subsidiaries in the PRC receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, the Company presents the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for offsetting the specific expense, such as research and development expense or interest expenses. The information relating to government subsidies received and recognized is presented in Note 11.

Research and Development Expenses

Research and development costs are expensed as incurred. Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the three-month periods ended March 31, 2009 and 2008 were $30,578 and $418,632, respectively.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income “ (“SFAS No. 130”), issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners.

Recently Adopted Accounting Pronouncements

Adoption of SFAS No. 141R

Effective January 1, 2009, the Company adopted SFAS No 141R, “Business Combinations.”   SFAS No. 141R changes accounting for acquisitions that close beginning in 2009.  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  The adoption of SFAS No. 141R did not have a material impact on the Company’s financial statements.

Adoption of SFAS No. 160

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51.” SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of SFAS No. 161

Effective January 1, 2009, the Company adopted SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and (iii) how derivative instruments and related hedged items affect the Company’s financial results.  The adoption SFAS No. 161 did not have any impact on the Company’s financial statements.

Adoption of FSP No. 142-3

Effective January 1, 2009, the Company adopted FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The adoption of FSP No. 142-3 did not have material impact on the Company’s financial statements.

Adoption of FSP APB 14-1

Effective January 1, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 will require entities to separately account for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods.  FSP APB 14-1 will require entities to retroactively separate the liability and equity components of such debt on the entities’ balance sheets on a fair value basis.  The adoption of FSP APB 14-1 did not have any impact on the Company’s financial statements.

Reclassification

The presentation of certain line items presented on the consolidated financial statements and the relevant notes for the three-month period ended March 31, 2008 have been changed in conformity with the current year presentation of the consolidated financial statements and the corresponding notes.

3.           INVENTORIES

Inventories at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)

Raw materials	$5,431,833	$4,361,159
Low value consumables and packing materials	1,042,013	817,862
Work in progress	1,620,723	1,961,693
Finished goods	17,237,556	9,583,503
	$25,332,125	$16,724,217

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost at March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)
Plants and buildings	$105,194,806	$86,521,013
Machinery and equipment	60,787,018	50,803,893
Office furniture and equipment	2,188,823	2,043,418
Vehicles	2,483,938	2,463,388
Land use rights	37,176,210	37,249,227
Accumulated depreciation and amortization	(11,368,312)	(9,412,941)
	$196,462,483	$169,667,998

The depreciation and amortization expenses for the three months ended March 31, 2009 and 2008 were $1,989,092 and $1,028,775, respectively.

Property, plant and equipment under the sale-leaseback agreement at cost at March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)

Plants and buildings	$486,592	$487,547
Machinery and equipment	6,080,111	6,092,053
Accumulated depreciation	(181,263)	(90,809)
	$6,385,440	$6,488,791

5.           CONSTRUCTION IN PROGRESS

Construction in progress at March 31, 2009 and December 31, 2008 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	March 31, 2009	December 31, 2008

Replacement and maintenance in Changge industrial park	January 2009	$408,635	$48,435
Waste water solution system in Deyang	April 2009	—	7,329
Production facility for chilled and frozen pork in Zhumadian	April 2009	20,187	16,709
Production facility for chilled and frozen pork in Tianjin	April 2010	104,595	—
Production line for prepared pork in Changge industrial plant	December 2008	796,018	547,225
Production line for fruits and vegetables in Changge industrial park	April 2009	14,651,541	13,670,361
Production facility for chilled and frozen pork in Yongcheng	April 2009	—	25,434,684
Water solution Station in Changge industrial plant	December 2008	1,823,049	1,048,296
		$17,804,025	$40,773,039

(1)
Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.            ASSETS HELD FOR SALE

The Company’s slaughtering and meat-producing facilities in Yanling City, Henan Province were purchased in 2001 by Henan Zhongpin Industry Company Limited, a subsidiary of Henan Zhongpin. Over the past three years, the Company constructed new production facilities with state-of-the-art production machinery and equipment to produce chilled and frozen pork products and prepared meat products. As the machinery and equipment located in the Company’s Yanling facility were out-of-date and there was a possibility of a shortage of live hogs to supply both the Yanling facility and the Company’s newer production facilities in Henan Province, in 2007 management decided to use the Yanling facility to produce vegetables and fruits products, and put in place a production line with an annual production capacity of 10,800 metric tons. However, due to the expansion of Yanling City, the location of the Yanling facility is now quite close to the downtown area. Under the latest environment protection restrictions imposed by the China Environment Protection Agency, the continuation of fruit and vegetable production activities in Yanling will require a large investment. In addition, the Company’s newly-built vegetable and fruit production facility in Changge City, which is just 50 kilometers away from Yanling and has an annual production capacity of 30,000 metric tons, was put into service in April 2009.

Based on the above considerations, during 2008, management of the Company decided to dispose of the Yanling facility and terminated all production activities at that location. In accordance with SFAS No. 144, management also stopped depreciating the Yanling facility as of December 31, 2008. During February 2009, the Company’s Board of Directors affirmed management’s decision made before December 31, 2008 and approved the plan to close and dispose of this facility at a price that is reasonable in relation to its current fair value.

In accordance with SFAS No. 144, this facility has been presented on the balance sheet as of March 31, 2009 as “assets held for sale” and has been stated at the lower of its cost or its fair value less the estimated cost to sell this facility. Without knowing a definite fair value of this facility, management estimated the realizable value of the machines and equipment, plants and buildings, certain electronic equipment and the land use rights and recorded an impairment loss as follows:

	Carrying Value	Impairment	Realizable Value

Plant and building	$683,024	$523,982	$159,042
Machine and equipment	1,959,224	1,672,725	286,499
Electronic percentage	8,530	8,090	440
Land use rights	176,667	—	176,667
Total	$2,827,445	$2,204,797	$622,648

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           ASSETS HELD FOR SALE (continued)

Management believes that the decision to close and dispose of the Yanling facility did not cause the operations of that facility to constitute discontinued operations because the vendors and customers of the Yanling facility in this region are still the vendors and customers of the Company’s operations. The revenue and cash flows associated with the Yanling facility are now associated with the Company’s production facilities located in Changge City.

7.           SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $95.3 million aggregate principal amount of short-term bank loans at March 31, 2009, loans in the principal amount of $59.4 million were secured by the Company’s plants located primarily in Henan Province, loans in the aggregate principal amount of $2.9 million were guaranteed by the Company’s subsidiaries, Zhumadian Zhongpin Food Company Limited and Anyang Zhongpin Food Company Limited, and loans in the aggregate principal amount of $33.0 million were guaranteed by Xuji Group Co., Ltd., an unaffiliated third party (“Xuji Group”). These loans bear interest at prevailing lending rates in the PRC ranging from 4.86 % to 7.47% per annum.

8.           LONG-TERM BANK LOANS

Amounts outstanding under our long-term debt arrangements at March 31, 2009 and December 31, 2008 were as follows:

Bank	March 31, 2009	December 31, 2008
	(Unaudited)
Canadian Government Transfer Loan	$1,634,770	$1,634,771
Rabobank Nederland Shanghai	11,702,920	11,725,906
CITIC Industrial Bank	4,388,596	4,397,215
Bank of Communications	5,851,461	5,862,953
Current portion	(4,534,266)	(145,671)
Total	$19,043,481	$23,475,174

In December 2008, Henan Zhongpin entered into a loan agreement with Bank of Communications pursuant to which Henan Zhongpin borrowed RMB 40 million ($5.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.94% per annum on March 31, 2009) and are payable on November 27, 2010. The accrued interest on this loan is payable quarterly on the 20th day of the last month of each quarter after the drawdown date. Borrowings under the loan agreement are guaranteed by the land use rights, property and plant of the Company’s wholly-owned subsidiary, Luoyang Zhongpin Food Company, Ltd.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a three-year term loan of up to RMB 80 million ($11.7 million). On June 10, 2008, the first 50% of the long-term loan was funded by the bank. The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008. Amounts currently outstanding under the term loan bear interest at the rate of 7.56% per annum, which is the interest rate published by the People’s Bank of China on July 10, 2008 for loans with the same or similar terms. The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           LONG-TERM BANK LOANS (continued)

Borrowings under the term loan agreement are guaranteed by the Company’s subsidiaries, Anyang Zhongpin Food Company Limited and Zhumadian Zhongpin Food Company Limited, are secured by the Company’s prepared pork production facilities located at Changge City, Henan Province and are subject to various financial and non-financial covenants, including a debt-to-net-worth ratio, a debt-to-EBIDTA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors. Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility.

In April 2008, Henan Zhongpin entered into a loan agreement with CITIC Industrial Bank pursuant to which Henan Zhongpin borrowed RMB 30 million ($4.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.67% per annum on March 31, 2009) and are payable on January 23, 2010. The accrued interest on this loan is payable quarterly on the 20th day of last month of each quarter since the drawdown date. Borrowings under the loan agreement are guaranteed by Xuji Group.

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

9.           EQUITY TRANSACTIONS

During the three months ended March 31, 2009, an aggregate of 35,163 shares of the Company’s Series A convertible preferred stock were converted into 35,163 shares of common stock. For cash flow purposes, these transactions were non-cash transactions.

During the three months ended March 31, 2009, warrants to purchase an aggregate of 36,388 units were exercised on a cashless basis. Each unit is comprised of two shares of the Company’s Series A preferred stock and a five-year warrant to purchase one share of the Company’s common stock with the exercise price of $5.00 per share. At the time of exercise of the unit warrants, the holders also exercised the underlying warrants to purchase shares of common stock. In connection with these transactions, the Company issued an aggregate of 69,511 shares of common stock and received no cash proceeds from such issuances. For cash flow purposes, these transactions were non-cash transactions.

On March 31, 2009, the Company approved for issuance stock purchase options to its Chief Financial Officer to purchase a total of 100,000 shares of the Company’s common stock over the next three years.  Of the 100,000 shares, 33,000 are exercisable on March 31, 2010 at an exercise price of $8.88 per share.  In accordance with the current rules related to stock based compensation, the Company has determined that a grant date has not yet occurred for the 67,000 options that vest in 2011 and 2012 until the option prices are set.  The 33,000 options that were priced and vest over the 12 month period ending March 31, 2010 have a fair value of $83,820, none of which has been expensed as of March 31, 2009.

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

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           EQUITY TRANSACTIONS (continued)

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended March 31,
	2009	2008
Expected life (years)	3	—
Expected volatility	40.33%	—%
Risk-free interest rate	1.15%	—
Dividend yield	—%	—%

The expected volatilities are based on the historical volatility of the Company’s common stock.  The observation is made on a daily basis.  The observation period covered is consistent with the expected life of the options.  The expected life of stock options is based on the minimum vesting period required.  The risk-free rate is consistent with the expected terms of the stock options and is based on the United States Federal Reserve data system yield curve in effect at the time of grant.

During the three months ended March 31, 2009 and 2008, the stock compensation expenses were $289,917 and $404,573, respectively.

10.           EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shareholder	$9,741,299	$7,287,760

Denominator:
Weighted average common shares outstanding – basic	29,486,642	29,333,384

Dilutive effect of stock options	122,386	519,341

Weighted average common shares outstanding – diluted	29,609,028	29,852,725

Basic earnings per share	$0.33	$0.25
Diluted earnings per share	$0.33	$0.24

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.          GOVERNMENT SUBSIDIES

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

Government subsidies received by the Company during the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Deferred subsidies opening balance:
Interest subsidies	$—	$—
Earmarked subsidies	—	—
Non-earmarked subsidies	—	—
Total	$—	$—

Subsidies received:
Interest subsidies	$—	$—
Earmarked subsidies	—	—
Non-earmarked subsidies	94,955	—
Total	$94,955	$—

Subsidies recognized:
Interest subsidies	$—	$—
Earmarked subsidies	—	—
Non-earmarked subsidies	94,955	—
Total	$94,955	$—

Deferred subsidies year ending balance:
Interest subsidies	$—	$—
Earmarked subsidies	—	—
Non-earmarked subsidies	94,955	—
Total	$94,955	$—

           Subsidies received and other income recognized are translated at the average exchange rate. The beginning and ending balances are translated at the year-end exchange rate.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.          SEGMENT REPORTING

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

	Sales by Division (U.S. dollars in millions) Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled pork	$86.3	$55.0
Frozen pork	44.0	40.2
Prepared pork products	22.0	12.0
Vegetables and Fruits	1.5	1.5
	$153.8	$108.7

Cost of Sales:
Pork products	$133.5	$93.2
Vegetables and fruits	1.2	1.3

Gross Profit:
Pork products	12.3%	13.1%
Vegetables and fruits	20.0%	13.3%

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Overview

We are principally engaged in the meat and food processing and distribution business in the PRC. Currently, we have 12 processing plants located in Henan, Hebei, Jilin and Sichuan Provinces and in Tianjin City in the PRC. Our total production capacity for chilled pork and frozen pork is 1,385.4 metric tons per day, based on an eight-hour working day, or approximately 498,760 metric tons on an annual basis. We also have production capacity for prepared meats of 150 metric tons per eight-hour day, or approximately 54,000 metric tons on an annual basis, and for fruits and vegetables of 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We utilize state-of-the-art equipment in all of our abattoirs and processing facilities.

In April 2009, we commenced construction of a new pork production facility located in the Jinghai Economic Technical Development Area in Tianjin City that is expected to increase our total annual pork production capacity by 136,000 metric tons.  The facility has been designed to process approximately 100,000 metric tons of chilled and frozen pork products annually, of which 70% will be dedicated to chilled pork and 30% to frozen pork. The facility also will include annual production capacity of approximately 36,000 metric tons of prepared meat products. Construction of this facility is expected to cost $62 million. Upon completion, this facility will be equipped mostly with state-of-the-art, imported equipment and machinery.

The construction of the new Tianjin facility also will include a new warehouse and distribution center and a research and development center, which should improve our product portfolio, support our cold chain logistics and help us to effectively accommodate the newly-added production capacity by facilitating efficient distribution. The production lines for chilled and frozen pork products are expected to come on line at the end of the first quarter of 2010 and to achieve their target utilization rate at the end of the third quarter of 2010. The prepared meat production line and the new warehouse and distribution center are expected to come on line in the third quarter of 2010 and to achieve their target utilization rate at the end of the fourth quarter of 2010. Without causing any interruption to our current marketing and distribution program, we intend to terminate our lease at our existing Tianjin City facility after production at the new facility begins. With the addition of the new facility and closure of the existing facility in Tianjin City, our annual chilled and frozen pork production capacity will reach 545,760 metric tons from the current 498,760 metric tons.

We have also commenced construction of a new prepared meat production facility in our industrial park in Changge City, Henan Province, which is expected to cost $21 million. The facility will increase annual prepared meat production capacity by approximately 36,000 metric tons. This facility will be equipped with advanced equipment and machinery imported from top-tier international manufacturers and will produce quick-freeze sausages and other prepared meat products catering to varying consumer tastes. The construction of this facility is expected to be completed, and production at this facility is expected to commence, by the end of the fourth quarter of 2009, and the new facility is expected to achieve its target utilization rate by the end of the second quarter of 2010. With the additional prepared meat production capacity from the new Tianjin and Changge City facilities, our annual prepared meat products capacity is expected to increase by 133% to approximately 126,000 metric tons from the current 54,000 metric tons.

In April 2009, we began production at a new fruit and vegetable processing facility in Changge City that has an annual production capacity for fruits and vegetables of 30,000 metric tons.  As a result of our increased production capacity for fruits and vegetables, we plan to discontinue outsourcing from certain of our OEM partners, which currently provide an annual production capacity of 2,880 metric tons.  We also transferred the existing fruit and vegetable production at our Industrial Park in Changge City, which had an annual production capacity of 12,600 metric tons, to the newly-built fruit and vegetable processing facility in Changge City.  With the capacity from the new facility and further consolidation of our existing capacity, our annual fruit and vegetable production capacity has increased 138% to 30,000 metric tons from 12,600 metric tons.

Our products are sold under the “Zhongpin” brand name. At March 31, 2009, our customers included 23 international or domestic fast food companies in the PRC, 42 processing factories and 1,672 school cafeterias, factory canteens, army posts and national departments. At such date, we also sold directly to 3,097 retail outlets, including supermarkets, within the PRC.

Since 2001, we have been designated by a coalition of eight government ministries, led by the Ministry of Agriculture, as one of the “leading agricultural industrial enterprises” in the PRC. Over the past five fiscal years, we achieved a compound annual growth rate of 79% in terms of revenues and 84% in terms of net profits. We have established distribution networks in 20 provinces and four cities with special legal status in the North, East, South and Mid-South regions of the PRC, and also have formed strategic partnerships with leading supermarket chains and the food industry in the PRC. In addition, we export products to the European Union and Southeast Asia.

As of March 31, 2009, we had 6,138 employees, of whom 4,425 were operating personnel, 1,236 were sales personnel, 105 were research and development personnel and 372 were administrative personnel.

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

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC.  If any particular customer appears to be delaying or deferring payments for our products, we generally request a deposit from, or an increase in the deposits of, such customer.  Such deposits are typically applied against the outstanding accounts receivable of the applicable customer during the year.  As a result, we did not have a bad debt allowance provided against any specific customer at March 31, 2009.

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

Results of Operations

In fiscal 2009, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last five years. A new chilled and frozen pork plant in eastern Henan Province with an annual capacity of approximately 80,000 metric tons was put into operation in January 2009 and a new fruit and vegetable facility in Changge City with an annual production capacity of 30,000 metric tons was put into operation in April 2009. Over the next 12 months, we expect to continue to expand our distribution channel and develop new markets. Through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty. We also intend to further streamline our supply chain management to build a unified, safe and efficient cold-chain logistics system. In addition, working with China Agriculture University, we have established the Henan Province Prepared Meat Products Technology Research Center, which has been certified by the Technology Bureau of Henan Province. We expect the establishment of this research center to increase our research and development capability. We also have invested in training and human resources development so that we will be able to sustain rapid and healthy growth while maintaining a satisfactory profit margin.

Hog and pork prices decreased approximately 20% in the first quarter of 2009 primarily because the supply of hogs was higher than the demand in the market. The imbalance in supply and demand was due to the seasonal decline in market demand following the Chinese New Year as well as an over supply of hogs.  We expect the weak demand for hogs to continue into the second quarter of 2009 primarily due to the recent outbreak of swine flu.  In late April 2009, swine flu was reported in Mexico, the United States and Europe and in other countries throughout the world.  While no cases of swine flu have yet been reported in the PRC, the threat of an outbreak of swine flu in the PRC has already affected the pork industry in the PRC, as it has in other developed countries throughout the world, and pork sales have recently declined in the PRC due to the fear of consumers of contracting the disease through pork consumption.  The PRC government has taken steps to ease the fear of consumers by educating consumers that eating pork will not cause swine flu and by renaming the swine flu virus “H1N1 flu” in an effort to protect the hog and pork industries. With these efforts, we anticipate that the consumption of pork in the PRC will recover in the near future.

In the remaining quarters of fiscal 2009, we continue to expect steady growth in sales of our pork and pork products.  The recent decline in the price of live hogs has caused a number of hog breeders to lose confidence in the industry and to terminate their breeding operations.  We expect this trend to start to affect the over-supply of live hogs during the second quarter of 2009.  As more hog breeders leave the market, we anticipate a change in the supply of live hogs and increasing prices for hogs and pork products in the second half of the year.  Based on our results for the first quarter of fiscal 2009, we remain confident in our ability to reach our forecasted results. We also expect to increase our market share in the meat and meat products segment of our target markets over the remaining quarters of this fiscal year.

Comparison of Three Months Ended March 31, 2009 and 2008

Revenue. Total revenue increased from $108.7 million for the three months ended March 31, 2008 to $153.8 million for the three months ended March 31, 2009, which represented an increase of $45.1 million, or approximately 41%. The increase in revenues was primarily due to increases in the sales volume of our pork and pork products, which was offset by a decrease in the prices of our pork and pork products.  The following table presents certain information regarding our sales by product division for the three months ended March 31, 2009 and 2008.

	Sales by Division (unaudited)

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008

	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	43,499	$86.3	$1,984	24,119	$55.0	$2,280
Frozen pork	24,077	44.0	1,827	18,487	40.2	2,175
Prepared pork products	9,530	22.0	2,308	5,668	12.0	2,117
Vegetables and Fruits	2,645	1.5	567	2,281	1.5	658
Total	79,751	$153.8	$1,929	50,555	$108.7	$2,150

The pork market in China is highly fragmented and in the markets in which we sell our products no single supplier has a significant impact on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the regions in which we operate. In the first quarter of fiscal 2009 we increased our sales of chilled pork products by approximately $31.3 million over the amount of our sales of such products in the first quarter of 2008. As shown in the above table, our average price during the first quarter of 2009 was approximately $1,984 per metric ton for chilled pork whereas our average price during the first quarter of 2008 was $2,280 per metric ton for chilled pork. Assuming the average price for chilled pork during the three months ended March 31, 2009 was the same as the average price during the three months ended March 31, 2008, the impact from the increase in metric tons of chilled pork sold was $44.2 million. Assuming the number of metric tons sold in the first quarter of 2009 was the same as the number of metric tons sold in the first quarter of 2008, the impact from the decrease in prices of our chilled pork products was negative $7.1 million. The remaining negative $5.8 million of such increase resulted from the combination of changes in prices and volume of chilled pork products sold.

In the first quarter of fiscal 2009 we increased our sales of frozen pork products by approximately $3.8 million over the amount of our sales of such products in the first quarter of 2008. Our average price during the first quarter of 2009 was approximately $1,827 per metric ton for frozen pork whereas our average price during the first quarter of 2008 was $2,175 per metric ton for frozen pork. Assuming the average price for frozen pork during the three months ended March 31, 2009 was the same as the average price during the three months ended March 31, 2008, the impact from the increase in metric tons of frozen pork sold was $12.2 million. Assuming the number of metric tons sold in the first quarter of 2009 was the same as the number of metric tons sold in the first quarter of 2008, the impact from the decrease in prices of our frozen pork products was negative $6.4 million. The remaining negative $2.0 million of such increase resulted from the combination of changes in prices and volume of frozen pork products sold.

In the first quarter of fiscal 2009 we increased our sales of prepared pork products by approximately $10.0 million over the amount of our sales of such products in the first quarter of 2008. Our average price during the first quarter of 2009 was approximately $2,308 per metric ton for prepared pork products whereas our average price during the first quarter of 2008 was $2,117 per metric ton for prepared pork products. Assuming the average price for prepared pork products during the three months ended March 31, 2009 was the same as the average price during the three months ended March 31, 2008, the impact from the increase in metric tons of prepared pork products sold was $8.2 million. Assuming the number of metric tons sold in the first quarter of 2009 was the same as the number of metric tons sold in the first quarter of 2008, the impact from the increase in prices of our prepared pork products was $1.1 million. The remaining $0.7 million of such increase resulted from the combination of changes in prices and volume of prepared pork products sold.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold for the first quarter of 2009 was partly attributable to our effort to expand our distribution channels. The following table sets forth the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume (unaudited)
	March 31,		Net Change	Percentage of Change
	2009	2008

Showcase stores	135	114	21	18%
Branded stores	970	929	41	4%
Supermarket counters	1,992	1,903	89	5%

Second-tier cities	111	95	16	17%
Third-tier cities	337	293	44	15%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table sets forth our revenues by distribution channel for the first quarter of 2009 and 2008, respectively.

	Sales by Distribution Channel (unaudited)
	March 31,		Net Change	Percentage of Change
	2009	2008

Retail channels	$68.3	$44.8	$23.5	52%
Food services distributors	45.5	27.6	17.9	65%
Restaurants and noncommercial	39.5	34.0	5.5	16%
Export	0.5	2.3	(1.8)	(78)%
Total	$153.8	$108.7	$45.1	41%

The increase in sales to different distribution channels was mainly due to the following factors: (i) our production capacity has increased since our Jilin, Tianjin, Hebei and Yongcheng production facilities commenced production in late 2008 or early 2009; (ii) we have built up our brand image and recognition through advertisements on China Central TV and local television and promotion; (iii) we have increased the number of stores and other channels through which we sell our products; and (iv) we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.

During the three months ended March 31, 2009, revenues from export sales decreased to $0.5 million, which represented a decline of $1.8 million, or approximately negative 78%, as compared to the three months ended March 31, 2008. The decrease in export sales was primarily due to the reduction of our export sales efforts during the 2009 period due to the higher gross profit margins we could achieve during that period by selling our pork products domestically in the PRC.

Costs of Sales. Our cost of sales increased from $94.5 million for the three months ended March 31, 2008 to $134.7 million for the three months ended March 31, 2009, which represented an increase of $40.2 million, or approximately 43%. Our costs of sales primarily include our costs of raw materials, labor costs and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 96% to 97%, our overhead typically accounts for 2% to 2.5% and our labor costs typically accounts for 1% to 1.3%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan Province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with our increase in sales revenue.

	Cost of Sales by Division (unaudited)

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008

	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	43,499	$76.7	$1,763	24,119	$47.8	$1,982
Frozen pork	24,077	39.9	1,657	18,487	35.8	1,936
Prepared pork products	9,530	16.9	1,773	5,668	9.6	1,694
Vegetables and Fruits	2,645	1.2	454	2,281	1.3	570

Total	79,751	$134.7	1,689	50,555	$94.5	1,869

Our gross profit margin (gross profit divided by sales revenue) decreased from 13.1% for the three months ended March 31, 2008 to 12.4% for the three months ended March 31, 2009. The slight decrease in our gross margin during the first quarter of 2009 was primarily due to (i) the increase in labor costs as a result of implementing the new labor law in the PRC, (ii) the increase in our depreciation expense resulting from the newly-built production facilities that were put into service over the past year, and (iii) our strategic decision to take steps to increase market share and utilization rate.  As a result, our gross profit margin was lower than the level we would expect to achieve when we fully integrate our new production facilities and open new regional markets for our products.  We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses increased from $4.0 million for the three months ended March 31, 2008 to $4.6 million for the three months ended March 31, 2009.  As a percentage of revenues, general and administrative expenses decreased from 3.7% for the three months ended March 31, 2008 to 3.0% for the three months ended March 31, 2009.

The increase in general and administrative expenses during the three months ended March 31, 2009 was primarily the result of a $0.7 million increase in salary expense due to the expansion of our business, which required us to hire more employees, and certain salary increases that were implemented in 2008 to bring our compensation levels more in line with industry and regional standards.  The increase in salary expense was offset, in part, by a $0.6 million decrease in advertising expenses.

Selling Expenses. Selling expenses increased from $2.0 million for the three months ended March 31, 2008 to $2.8 million for the three months ended March 31, 2009, which represented an increase of $0.8 million, or approximately 40%. The increase in selling expenses was primarily the result of our increased sales of pork and pork products and was primarily due to a $0.4 million increase in promotion fees and a $0.4 million increase in salaries. As a percentage of revenue, selling expenses remained the same at 1.8% for the three months ended March 31, 2008 and 2009.

Interest Expense (net of interest income). Interest expense net of interest income increased from $0.2 million for the three months ended March 31, 2008 to $1.5 million for the three months ended March 31, 2009, which represented an increase of $1.3 million, or approximately 550%. The increase in interest expense was primarily the result of an increase of $44.4 million in short-term bank loans.

Other Income, Exchange Gain and Government Subsidies. Other income, exchange gain and government subsidies increased from $0.2 million for the three months ended March 31, 2008 to $0.3 million for the three months ended March 31, 2009. This increase was primarily the result of an increase in other income.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.2 million in the provision for income taxes for the three months ended March 31, 2009 over the three months ended March 31, 2008 resulted from the increase in revenue from prepared meat products.

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

Our pork and pork products division is involved primarily in the processing of live market hogs into fresh, frozen and processed pork products. Our pork and pork products division markets its products domestically to our branded stores, food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets.

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

The following tables set forth our sales volume and the production volume in metric tons by product division for the three-month periods ended March 31, 2009 and 2008.

	Sales by Division (in metric tons)
	Three Months Ended March 31,
	2009	2008	Net Change 2009/2008	% Change 2009/2008
	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	43,499	24,119	19,380	80%
Frozen pork	24,077	18,487	5,590	30%
Prepared pork products	9,530	5,668	3,862	68%
Vegetable and Fruits	2,645	2,281	364	16%
Total	79,751	50,555	29,196	58%

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products at March 31, 2009 and December 31, 2008, 2007 and 2006.

	March 31, 2009	December 31,
		2008	2007	2006

No. of products	322	314	270	229
No. of retail stores	3,097	3,061	2,939	2,721
Expansion of Market Coverage
No. of Provinces	24	24	24	24
No. of first-tier cities	29	29	29	29
No. of second-tier cities	111	106	93	75
No. of third-tier cities	337	324	287	226

Liquidity and Capital Resources

At March 31, 2009 and December 31, 2008, we had cash and cash equivalents of $48.0 million and $41.9 million, respectively. At March 31, 2009, our working capital was approximately $11.0 million.

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

For the three months ended March 31, 2009, net cash used by operating activities was $18.9 million, which represented a decrease of $42.4 million as compared to the net cash provided by operating activities of $23.4 million for the same period of the prior year. Of the $42.3 million decrease, net income accounted for negative $2.5 million, non-cash items accounted for negative $0.7 million and changes in operating assets and liabilities accounted for $45.5 million. Of the non-cash items, depreciation and amortization accounted for $0.9 million of change due to the fact that more plants, equipment and machinery were put into use.

Cash flow from changes in operating assets and liabilities decreased approximately $45.5 million, as compared to the positive cash flow of $14.7 million from changes in operating assets and liabilities for the same period of the prior year. Of the $45.5 million decrease, $11.3 million was attributable to the change of cash flow from inventories due to the fact that we intentionally built up our inventories in the first quarter of 2009 to take advantage of lower hog prices during that period. The price of hogs dropped approximately 20% in the first quarter and we expect such prices to increase again by the middle of 2009.  As a result, we increased our lower-cost inventories to potentially benefit the operating results of our future quarters.  Of the remaining decrease, $12.3 million was attributable to the change of cash flow from accounts receivable due to the fact that the revenue in the three months ended March 31, 2009 was significantly increased compared to same period last year; $17.4 million was attributable to the change of cash flow from purchase deposits due to the fact that we paid more purchase deposits in the first quarter of 2009 compared to the same period of 2008 due primarily to our increased purchases of live hogs and, to a lesser extent, increased deposits relating to our efforts to encourage the development of third-party hog breeding farms.

Net cash used in investing activities was $4.1 million for the three months ended March 31, 2009, which represented a decrease of $20.8 million as compared to the net cash of $24.9 million used by investing activities for the same period of the prior year. We spent $20.3 million less on the costs of construction for new production facilities during the current period and $1.9 million more on equipment and machinery.

Net cash provided by financing activities was $29.2 million during the three months ended March 31, 2009, an increase of $28.1 million compared to the net cash provided by financing activities of $1.1 million for the same period of the prior year. We received $26.3 million more in net proceeds from short-term bank loans and $3.5 million more in the net proceeds of bank notes during the current period.

At March 31, 2009, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $95.3 million with interest rates ranging from 4.86 % to 7.47% per annum, as follows.

Bank	Amount Borrowed	Interest Rate	Maturity Date

Agriculture Bank of China	4,388,596	5.58%	12/21/2009
	5,705,174	5.31	01/04/2010
	1,024,006	5.31	01/21/2010
	5,412,601	5.31	03/12/2010
	7,753,185	5.31	03/30/2010

Industrial and Commercial Bank of China	2,194,298	4.86%	08/17/2009

Rabobank Nederland Shanghai	2,925,730	5.31%	05/28/2009

Shanghai Pudong Development Bank of China	2,194,298	5.31%	03/15/2010
	2,194,298	5.31	03/16/2010
	1,462,865	5.31	03/18/2010
	3,218,303	5.31	03/22/2010
	5,558,888	5.31	03/25/2010

Agriculture Development Bank of China	5,120,028	7.47%	04/27/2009
	14,628,651	7.47	05/28/2009
	7,314,326	5.31	11/18/2009

Bank of China	8,045,758	4.86%	06/19/2009

China Merchants Bank	4,388,596	5.31%	05/20/2009
	2,925,730	5.31	06/27/2009

Guangdong Development Bank	4,388,596	7.29%	09/17/2009

China Minsheng Bank	4,388,596	6.21%	04/07/2009

Bank	Amount Borrowed	Interest Rate	Maturity Date

City Finance – short-term	29,257		Extendable

Total	$95,261,780

In April 2008, Henan Zhongpin entered into a mutual guarantee agreement with Xuji Group Co., Ltd., a group corporation based in Henan Province, PRC that is not affiliated with our company or with any of our subsidiaries. Pursuant to the agreement, Henan Zhongpin agreed to guarantee bank loans of Xuji Group in an amount up to $44.2 million and Xuji Group agreed to guarantee Henan Zhongpin's bank loans in an amount up to $44.2 million. The agreement expired in March 2009.  Upon expiration of the agreement, each party remained obligated under its guarantee for any loans that were outstanding on the date of expiration of the agreement.  At March 31, 2009, Henan Zhongpin had outstanding guarantees for $36.6 million of Xuji Group’s bank loans.  All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a three-year term loan of up to RMB 80 million ($11.7 million). On June 10, 2008, the first 50% of the long-term loan was funded by the bank. The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008. Amounts currently outstanding under the long-term loan bear interest at the rate of 7.56% per annum, which was the interest rate published by the People’s Bank of China on July 10, 2008 for loans with the same or similar terms. The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawn down date.

Borrowings under the term loan agreement are guaranteed by our subsidiaries, Anyang Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Ltd., are secured by mortgages on our prepared pork production facilities located in Changge City, Henan Province and are subject to various financial and non-financial covenants, including a debt to net worth ratio, a debt to EBITDA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors. Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility.

In April 2008, Henan Zhongpin entered into a loan agreement with CITIC Industrial Bank pursuant to which Henan Zhongpin borrowed RMB 30 million ($4.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China (5.67% on March 31, 2009) and are payable on January 23, 2010. The accrued interest on this loan is payable quarterly on the 20th day of the last month of the quarter. Borrowings under the loan agreement are guaranteed by Xuji Group.

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

On November 5, 2008, we entered into a sale-leaseback agreement with CMB Finance Lease Company (“CMB Finance”) pursuant to which we sold to CMB Finance equipment with a book net value of $6.6 million for $4.6 million and leased such equipment back. Our lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans. At March 31, 2009, our monthly rental fee under the agreement was $138,696, which included an interest component calculated at the rate of 5.4% per annum. We have the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 27, 2008, Henan Zhongpin entered into a loan agreement with Bank of Communications pursuant to which Henan Zhongpin borrowed RMB 40 million ($5.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China (5.94% per annum on March 31, 2009) and are payable on November 27, 2010.  The accrued interest on this loan is payable quarterly on the 20th day of last month of each quarter.   Borrowings under the loan agreement are secured by the land use right, property and plant of our wholly-owned subsidiary, Luoyang Zhongpin Food Co., Ltd.

We believe our existing cash and cash equivalents, together with our available lines of credit ($171.5 million at March 31, 2009), will be sufficient to finance our investment in new facilities, operating requirements and anticipated capital expenditures of approximately $93.5 million over the next 12 months. We intend to use such funds over the next 12 months to fund our capacity expansion and the construction of supporting facilities and to supplement our working capital requirements to enable us to strengthen our market position and accelerate our growth.

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

Currency Fluctuations and Foreign Currency Risk. Substantially all of our operations are conducted in the PRC, with the exception of our export business and limited overseas purchases of raw materials.  Most of our sales and purchases are conducted within the PRC in RMB, which is the official currency of the PRC.  As a result, the affect of the fluctuations of exchange rates is considered minimal to our business operations.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer ("CEO") and chief financial officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to allow timely decisions regarding required financial disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

During the three months ended March 31, 2009, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

While the PRC has not recently been directly affected by swine influenza (swine flu), the recent outbreak of swine flu in other countries could adversely affect our business, results of operations and financial condition.

An occurrence of a serious animal disease, such as swine influenza (swine flu), a respiratory disease of pigs caused by influenza viruses, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations and turnover.  There have recently been confirmed cases of human infection of swine flu in the United States and Mexico, among other countries, that, in some cases, have led to human deaths. In late April 2009, the World Health Organization raised its flu alert level to 5, the second highest level, which indicates a pandemic is imminent.  According to the U.S. Center for Disease Control and Prevention, swine flu cannot be contracted by humans through eating properly-handled and cooked pork or pork products.  In addition, our procurement and production facilities have not been affected by swine flu and we are not aware of any recent cases of swine flu anywhere in the PRC.  However, there can be no assurance that our facilities or products will not be affected by swine flu or similar influenzas in the future, or that the market for pork products in the PRC will not decline as a result of fear of such disease.  If either case should occur, our business, results of operations and financial condition would be adversely and materially affected.

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

Date: May 11, 2009

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