Form 10-Q
period 2009-06-30
ZHONGPIN INC.
filed 2009-08-11
CIK 1277092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 3, 2009, 29,079,951 shares of the registrant’s common stock, and 644,037 shares of the registrant’s Series A convertible preferred stock, each such share convertible into one share of the registrant’s common stock, were outstanding.

ZHONGPIN INC.

FORM 10-Q

INDEX

			Page

Part I	Financial Information

	Item 1.	Unaudited Financial Statements:

		Consolidated Balance Sheets as of June 30, 2009 (unaudited) and
		December 31, 2008	2

		Consolidated Statements of Income and Comprehensive
		Income (unaudited) for the three-month and six-month periods
		ended June 30, 2009 and 2008	3

		Consolidated Statements of Cash Flows (unaudited) for the six-
		month periods ended June 30, 2009 and 2008	4

		Notes to Consolidated Financial Statements (unaudited)	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	Item 4.	Controls and Procedures	36

Part II	Other Information

	Item 1.	Legal Proceedings	37

	Item 1A.	Risk Factors	37

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

	Item 3.	Defaults Upon Senior Securities	37

	Item 4.	Submission of Matters to a Vote of Security Holders	37

	Item 5.	Other Information	38

	Item 6.	Exhibits	38

Signatures			39

ZHONGPIN INC.

Part I - Financial Information

Item 1. Financial Statements

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows and the related the notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,344,867	$41,857,166
Restricted cash	20,776,018	17,040,201
Bank notes receivable	6,448,719	1,268,890
Accounts receivable, net of allowance for doubtful accounts of $1,741,421 and $1,215,901	32,643,512	20,432,752
Other receivables, net of allowance for doubtful accounts of $176,559 and $500,447	1,535,797	1,907,243
Purchase deposits	3,701,447	4,308,852
Inventories	27,706,723	16,724,217
Prepaid expenses and deferred charges	333,803	360,265
VAT recoverable	11,011,520	7,432,365
Assets held for sale	—	623,871
Deferred tax assets	310,627	311,055
Other current assets	166,071	96,402
Total current assets	130,979,104	112,363,279

Property, plant and equipment (net)	174,211,358	133,684,051
Deposits for purchase of land usage rights	8,830,929	6,429,295
Construction in progress	21,455,568	40,773,039
Land usage rights	60,521,188	35,983,947
Deferred charges	214,706	231,769
Other non-current assets	411,935	412,503
Total assets	$396,624,788	$329,877,883

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$82,144,059	$67,893,001
Bank notes payable	18,494,123	13,252,180
Long-term loans - current portion	4,536,836	145,671
Accounts payable	12,129,725	9,528,937
Other payables	16,859,553	7,130,384
Accrued liabilities	5,211,242	5,055,660
Deposits from customers	4,349,826	4,331,774
Tax payable	1,561,732	1,382,589
Deferred tax liabilities	94,682	94,812
Total current liabilities	145,381,778	108,815,008

Deposits from customers	2,229,041	2,420,967
Capital lease obligation	3,526,204	4,252,743
Long-term loans	33,618,140	23,475,174

Total liabilities	184,755,163	138,963,892

Equity
Preferred stock: par value $0.001; 25,000,000 authorized; 2,094,037 and 2,129,200 shares issued and outstanding	2,094	2,129
Common stock: par value $0.001; 100,000,000 authorized; 27,629,951 and 27,504,918 shares issued and outstanding	27,630	27,505
Additional paid in capital	106,434,716	105,680,772
Retained earnings	86,573,742	66,108,995
Accumulated other comprehensive income	18,831,443	19,094,590
Total equity	211,869,625	190,913,991
Total liabilities and equity	$396,624,788	$329,877,883

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues
Sales revenues	$161,847,101	$137,526,574	$315,696,550	$246,254,324
Cost of sales	(142,879,580)	(120,422,667)	(277,585,227)	(214,958,874)
Gross profit	18,967,521	17,103,907	38,111,323	31,295,450

Operating expenses
General and administrative expenses	(4,239,704)	(5,433,433)	(8,847,990)	(9,419,462)
Selling expenses	(2,787,080)	(2,331,400)	(5,580,358)	(4,315,633)
Research & development expenses	5,227	(6,778)	(25,351)	(425,410)
Gain on disposal of a subsidiary	654,086	—	654,086	—
Amortization of loss from sale-leaseback transaction	(16,672)	—	(33,329)	—
Total operating expenses	(6,384,143)	(7,771,611)	(13,832,942)	(14,160,505)

Income from operations	12,583,378	9,332,296	24,278,381	17,134,945

Other income (expense)
Interest expense, net	(1,263,975)	(632,542)	(2,763,495)	(803,028)
Other income (expense), net	121,943	(143,457)	291,349	(101,323)
Government subsidies	127,453	432,339	222,408	571,883
Total other income (expense)	(1,014,579)	(343,660)	(2,249,738)	(332,468)

Net income before taxes	11,568,799	8,988,636	22,028,643	16,802,477
Provision for income taxes	(845,351)	(466,827)	(1,563,896)	(992,907)

Net income	$10,723,448	$8,521,809	$20,464,747	$15,809,570

Foreign currency translation adjustment	$115,825	$3,831,009	$(263,147)	$9,770,503
Comprehensive income	$10,839,273	$12,352,818	$20,201,600	$25,580,073

Basic earnings per common share	$0.36	$0.29	$0.69	$0.54
Diluted earnings per common share	$0.36	$0.29	$0.69	$0.53
Basic weighted average shares outstanding	29,709,893	29,417,845	29,694,105	29,375,615
Diluted weighted average shares outstanding	29,905,720	29,822,935	29,852,635	29,841,190

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars) (Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$20,464,747	$15,809,570
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	3,772,108	1,876,533
Amortization	400,476	218,720
Allowance for doubtful accounts	204,524	585,626
Other income	(105,725)	—
Gain on disposal of a subsidiary	(649,669)	—
Non-cash compensation expense	754,034	809,146

Changes in operating assets and liabilities:
Accounts receivable	(12,807,660)	(817,864)
Other receivables	654,943	1,122,962
Purchase deposits	402,479	1,581,114
Prepaid expense	42,697	12,649
Inventories	(11,012,841)	1,311,277
Tax refunds receivable	(3,588,961)	(1,627,559)
Other current assets	(69,793)	—
Accounts payable	2,632,558	1,532,950
Other payables	5,533,564	993,816
Accrued liabilities	258,905	1,351,874
Taxes payable	181,024	1,944,718
Deposits from customers	(32,698)	5,092,966
Net cash provided (used) by operating activities	7,034,712	31,798,498

Cash flows from investing activities:
Deposits for purchase of land usage rights	(7,245,146)	(28,361)
Construction in progress	(19,063,158)	(46,485,710)
Additions to property and equipment	(6,064,018)	(3,077,784)
Additions to land usage rights	(15,896,295)	(360,698)
Proceeds on disposal of fixed assets	50,023	74,281
Increase in restricted cash	(3,758,823)	(2,709,643)
Proceeds from disposal of a subsidiary	1,226,182	—
Net cash used in investing activities	(50,751,235)	(52,587,915)

Cash flows from financing activities:
Proceeds from (repayment of) bank notes, net	78,593	(1,167,933)
Proceeds from short-term bank loans	14,342,993	20,410,477
Proceeds from long-term bank loans	14,635,501	9,921,759
Repayment of long-term bank loans	(70,776)	(183,236)
Proceeds from capital lease obligations	(720,604)	—
Proceeds from exercise warrants	—	1,236,923
Net cash provided by financing activities	28,265,707	30,217,990

Effects of rate changes on cash	(61,483)	3,385,625
Increase (decrease) in cash and cash equivalents	(15,512,299)	12,814,198
Cash and cash equivalents, beginning of period	41,857,166	45,142,135
Cash and cash equivalents, end of period	$26,344,867	$57,956,333

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,438,560	$2,079,051
Cash paid for income taxes	1,503,753	431,604

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

The Company holds a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which the Company holds a 100% interest in its China-based subsidiaries, each of which was organized under the laws of the PRC.  The Company’s China-based subsidiaries include the following:

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Henan Zhongpin Food Company, Ltd.	Sep. 15, 2005	$ 84,300,000	100%

Henan Zhongpin Food Share Company, Ltd.	Jan. 20, 2000	626,900,000 RMB ($82,011,411)	100%

Henan Zhongpin Import and Export Trading Company	Aug. 11, 2004	5,060,000 RMB ($611,111)	100%

Zhumadian Zhongpin Food Company Limited	June 7, 2006	60,000,000 RMB ($8,585,399)	100%

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	4,800,000 RMB ($606,927)	100%

Henan Zhongpin Fresh Food Logistics Company Limited	Sept. 14, 2006	1,500,000 RMB ($189,665)	100%

Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB ($1,967,799)	100%

Henan Zhongpin Business Development Company Limited	Sept. 27, 2006	5,000,000 RMB ($632,215)	100%

Heilongjiang Zhongpin Food Company Limited	Oct. 17, 2006	1,000,000 RMB ($126,406)	100%(1)

Luoyang Zhongpin Food Company Limited	April 26, 2007	5,000,000 RMB ($647,677)	100%

Yongcheng Zhongpin Food Company Limited	June 1, 2007	5,000,000 RMB ($646,836)	100%

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Tianjin Zhongpin Food Company Limited	Sept. 14, 2007	5,000,000 RMB ( $664,699 )	100%

Hebei Zhongpin Food Company Limited	Nov. 17, 2008	1,000,000 RMB ($146,428)	100%

Jilin Zhongpin Food Company Limited	Dec. 11, 2008	1,000,000 RMB ($145,688)	100%

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100%

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

The Company translates assets and liabilities into U.S. dollars using the middle rate of the People’s Bank of China as of the balance sheet date. The consolidated statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of financial statements from RMB into U.S. dollars are recorded in stockholders' equity as part of accumulated comprehensive loss translation adjustments. Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

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

Revenue Recognition

Revenues generated from the sales of various meat products and vegetables and fruits are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured. Since the products sold by the Company are primarily perishable and frozen food products, the right of return is only for a few days and has been determined to be insignificant by the management of the Company. Accordingly, no provision has been made for returnable goods. Revenues presented on the consolidated statements of income and comprehensive income are net of sales taxes.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturity of three months or less to be cash equivalents. The Company maintains its cash accounts at creditworthy financial institutions and closely monitors the movements of its cash positions.

Restricted Cash and Bank Notes Payable

Under the terms of the credit agreements with certain of its lenders, Henan Zhongpin has agreed to maintain with such lenders in a deposit account an amount of cash that will serve as collateral for Henan Zhongpin’s delivery of bank promissory notes of such lenders as payment instruments for its procurement purposes. The amount of bank promissory notes of such lenders that can be delivered by Henan Zhongpin can be up to twice the amount of such deposits.  As such cash deposits may not be withdrawn by Henan Zhongpin without restriction, such cash deposits are presented as “restricted cash” on the consolidated balance sheets.

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

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC. If any particular customer appears to be delaying or deferring payments for the Company’s products, the Company generally requests a deposit from, or an increase in the deposits of, such customer. Such deposits are typically applied against the outstanding accounts receivable of the applicable customer during the year. As a result, the Company did not have a bad debt allowance provided against any specific customer at June 30, 2009.

The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents allowance activities in accounts receivable.

	June 30, 2009	December 31, 2008

Beginning balance	$1,215,901	$1,341,872
Additions charged to expense	525,520	(125,971)
Ending balance	$1,741,421	$1,215,901

Inventories

Inventories are stated at the lower of cost or the market based on the weighted average method. Production cost components include the purchase cost of live hogs, direct labor, depreciation, packaging material, utility expense and other manufacturing overhead. By using a systematic costing system, the production cost is allocated to various products at the stage of work-in-progress and finished goods, respectively. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose. The Company regularly inspects the shelf life of prepared foods and, if necessary, writes down their carrying value based on their salability and expiration dates into cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets, as follows:

Estimated Useful Economic Life
Plants and buildings	5-30 years
Machinery and equipment	5-20 years
Office furniture and equipment	3-5 years
Vehicles	5 years

Maintenance and repairs are charged directly to expense as incurred, whereas improvements and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as a line item before operating income (loss).

Land Usage Rights

The Chinese government owns all of the parcels of land on which the Company's plants are built. In the PRC, land usage rights for commercial purposes are granted by the PRC government typically for a term of 40-50 years. The Company is required to pay a lump sum of money to the State Land and Resource Ministry of the applicable locality to acquire such rights. In accordance with the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company capitalizes the lump sum of money paid and amortizes these land usage rights by using the straight line method over the term of the land use license granted by the applicable governmental authority.

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

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, other receivables, advances to vendors, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. The fair value of amounts due from or paid to related parties and stockholders are reasonable estimates of their fair value since the amounts will be collected and paid off in a period less than one year.

Shipping and Handling Cost

The Company adopted EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” All shipping and handling fees are included in selling expenses.

Value Added Tax

All China-based enterprises are subject to a value added tax (“VAT”) imposed by the PRC government on their domestic product sales. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. Input VAT rates are 13% for most of the purchasing activities conducted by the Company. Output VAT rate is 13% for chilled pork products, frozen pork products and vegetable and fruit products, and 17% for prepared meat products. The input VAT can be offset against the output VAT. The VAT payable or recoverable balance presented on the consolidated balance sheets represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collections of output VAT instead of a receivable.

Share-Based Payment

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R amended existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R generally requires that such transactions be accounted for using a fair-value-based method. The Company accounts for stock options granted using a fair-value-based method in accordance with SFAS No. 123R.

Earnings Per Share

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”  (“SFAS No. 128”).  Under the provision of SFAS No. 128, basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. Based on the fact that the voting rights and certain other characteristics of the Company’s Series A convertible preferred stock are the same as those of common stock, the outstanding shares of the Company's Series A convertible preferred stock at each reporting period are deemed to be common shares outstanding. All of such securities are included in the computation of diluted earnings per share. The number of shares of common stock underlying the outstanding stock warrants and options at June 30, 2009 and 2008 were 1,960,827, and 2,053,377, respectively, all of which were  included in the computation of diluted earnings per share.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the three-month periods ended June 30, 2009 and 2008 were $492,000 and $839,000, respectively, and for the six-month periods ended June 30, 2009 and 2008 were $1,018,000 and $1,284,600, respectively.

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

Adoption of SFAS No. 165

Effective January 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 became effective for the Company’s financial statements for periods ending after June 15, 2009.  SFAS No. 165 did not have a significant impact on the Company’s financial statements.

Adoption of FSP No. 142-3

Effective January 1, 2009, the Company adopted FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  The adoption of FSP No. 142-3 did not have material impact on the Company’s financial statements.

Adoption of FSP APB 14-1

Effective January 1, 2009, the Company adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 will require entities to account separately for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods.  FSP APB 14-1 will require entities to retroactively separate the liability and equity components of such debt on the entities’ balance sheets on a fair value basis.  The adoption of FSP APB 14-1 did not have any impact on the Company’s financial statements.

Reclassification

The presentation of certain line items presented on the consolidated financial statements and the relevant notes for the three-month and six-month periods ended June 30, 2008 have been changed in conformity with the current year presentation of the consolidated financial statements and the corresponding notes.

3.	INVENTORIES

Inventories at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$3,893,815	$4,361,159
Low value consumables and packing materials	1,008,650	817,862
Work in progress	2,143,610	1,961,693
Finished goods	20,660,648	9,583,503
	$27,706,723	$16,724,217

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY, PLANT AND EQUIPMENT AND LAND USAGE RIGHTS

A summary of property, plant and equipment at cost at June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)

Plants and buildings	$116,865,885	$86,521,013
Machinery and equipment	63,843,268	50,803,893
Office furniture and equipment	2,543,278	2,043,418
Vehicles	2,851,324	2,463,388
Land usage rights	62,185,250	37,249,227
Accumulated depreciation and amortization	(13,556,459)	(9,412,941)
	$234,732,546	$169,667,998

The depreciation and amortization expenses for the three-month periods ended June 30, 2009 and 2008 were $2,183,491 and $1,066,478, respectively, and for the six-month periods ended June 30, 2009 and 2008 were $4,172,584 and $2,095,253, respectively.

Property, plant and equipment under the sale-leaseback agreement at cost at June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)

Plants and buildings	$486,876	$487,547
Machinery and equipment	6,083,671	6,092,053
Accumulated depreciation	(272,053)	(90,809)
	$6,298,494	$6,488,791

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CONSTRUCTION IN PROGRESS

Construction in progress at June 30, 2009 and December 31, 2008 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	June 30, 2009	December 31, 2008

Replacement and maintenance in Changge industrial park	July 2009	$703,687	$48,435
Waste water solution system in Deyang	April 2009	—	7,329
Production facility for chilled and frozen pork in Zhumadian	November 2009	20,199	16,709
Production facility for chilled and frozen pork in Tianjin	April 2010	8,380,155	—
Production line for prepared pork in Changge industrial plant	July 2009	351,686	547,225
Production line for fruits and vegetables in Changge industrial park	October 2009	3,163,602	13,670,361
Production facility for chilled and frozen pork in Yongcheng	April 2009	—	25,434,684
Production line for chilled and frozen pork in Changge industrial park	November 2009	6,563,470	—
Replacement and maintenance in Luoyang	December 2009	68,488	—
Water solution station in Changge industrial plant	October 2009	2,204,281	1,048,296
		$21,455,568	$40,773,039

(1)
Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

6.	ASSETS HELD FOR SALE

The Company’s slaughtering and meat-producing facilities in Yanling City, Henan Province were purchased in 2001 by Henan Zhongpin Industry Company Limited, a subsidiary of Henan Zhongpin (“Zhongpin Industry”).  Over the past three years, the Company constructed new production facilities in Henan Province with state-of-the-art production machinery and equipment to produce chilled and frozen pork products and prepared meat products.  As the machinery and equipment located in the Company’s Yanling facility were out-of-date and there was a possibility of a shortage of live hogs to supply both the Yanling facility and the Company’s newer production facilities in Henan Province, in 2007 management decided to use the Yanling facility to produce vegetables and fruits products, and put in place a production line with an annual production capacity of 10,800 metric tons.  However, due to the population expansion of Yanling City, the location of the Yanling facility became closer to the downtown area.  Under the latest environment protection restrictions imposed by the China Environment Protection Agency, the continuation of fruit and vegetable production activities in Yanling would have required a large investment.  In addition, the Company’s newly-built vegetable and fruit production facility in Changge City, which is only approximately 50 kilometers away from Yanling and has an annual production capacity of 30,000 metric tons, was put into service in April 2009.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	ASSETS HELD FOR SALE (continued)

Based on the above considerations, during 2008, management of the Company decided to dispose of the Yanling facility and terminated all production activities at that location. In accordance with SFAS No. 144, management also stopped depreciating the Yanling facility as of December 31, 2008.  During February 2009, the Company’s Board of Directors affirmed management’s decision made before December 31, 2008 and approved the plan to close and dispose of this facility at a price that was reasonable in relation to its then-current fair value.

In accordance with SFAS No. 144, this facility was presented on the balance sheet as of December 31, 2008 as “assets held for sale” and was stated at the lower of its cost or its fair value less the estimated cost to sell this facility. Without knowing a definite fair value of this facility, management estimated the realizable value of  the machines and equipment, plants and buildings, certain electronic equipment and the land usage rights and recorded an impairment loss as follows:

	Carrying Value	Impairment	Realizable Value

Plant and building	$684,365	$(525,012)	$159,353
Machine and equipment	1,963,072	(1,676,010)	287,062
Electronic equipment	8,547	(8,105)	442
Land usage rights	177,014	—	177,014
Total	$2,832,998	$(2,209,127)	$623,871

Management believes the decision to close and dispose of the Yanling facility did not cause the operations of that facility to constitute discontinued operations because the vendors and customers in the region of the Yanling facility were still the vendors and customers of the Company’s operations.  The revenue and cash flows associated with the Yanling facility are now associated with the Company’s production facilities located in Changge City.

On June 19, 2009, an unaffiliated company entered into a purchase agreement with the Company’s subsidiary, Henan Zhongpin Food Share Company Limited (“Zhongpin Share”), to purchase the entire equity of Zhongpin Industry plus an unrelated land usage right that was owned by Zhongpin Share for an aggregate purchase price of RMB8.38 million (approximately $1.2 million) .  The land usage right was sold at its carrying value, and no gain or loss on the  disposal of this asset was recognized by Zhongpin Share in the transaction.  As a result, a portion of the aggregate purchase price was allocated for accounting purposes to this asset.  The purchase and sale transaction was closed on June 30, 2009, at which time the Company received the purchase price in cash from the purchaser and transferred to the purchaser the ownership of Zhongpin Industry and the unrelated land usage right.  The gain on the disposal of Zhongpin Industry and the unrelated land usage right was determined as follows:

Purchase price per the purchase agreement		$1,226,455

Fair value of land usage right of Zhongpin Share	(96,407)

Estimated net realizable value of assets of Zhongpin Industry	(623,871)

Liabilities assumed by the purchaser	147,909

Net assets of the sale transaction		(572,369)

Gain on disposal of a subsidiary		$654,086

7.	SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $82.1 million aggregate principal amount of short-term bank loans at June 30, 2009, loans in the principal amount of $61.6 million were secured by the Company’s plants located primarily in Henan Province, a loan in the principal amount of $2.9 million was guaranteed by the Company’s subsidiaries, Zhumadian Zhongpin Food Company Limited and Anyang Zhongpin Food Company Limited, a loan in the principal amount of $2.2 million was guaranteed by the Company’s subsidiary, Luoyang  Zhongpin Food Company Limited, loans in the aggregate principal amount  of $8.8 million were guaranteed by Henan Huanghe Enterprises Group Co., Ltd., an unaffiliated third party (“Huanghe Group”), and loans in the aggregate principal amount of $6.6 million were guaranteed by Xuji Group Co., Ltd., an unaffiliated third party (“Xuji Group”). These loans bear interest at prevailing lending rates in the PRC, which ranged from 4.86% to 7.29% per annum at June 30, 2009.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at June 30, 2009 and December 31, 2008 were as follows:

Bank	June 30, 2009	December 31, 2008
	(Unaudited)

China Construction Bank	$7,318,608	$—
China Minsheng Bank	7,318,608	—
Bank of Communications	5,854,887	5,862,953
Rabobank Nederland Shanghai	11,709,774	11,725,906
China CITIC Bank	4,391,165	4,397,215
Canadian Government Transfer Loan	1,561,934	1,634,771
Current portion	(4,536,836)	(145,671)
Total	$33,618,140	$23,475,174

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on June 30, 2009) and are payable on June 10, 2011.  Borrowings under the loan agreement are guaranteed by the land usage right, property and plant of Henan Zhongpin.

In May 2009, Henan Zhongpin entered into a loan agreement with China Minsheng Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on June 30, 2009) and are payable on May 6, 2011. Borrowings under the loan agreement are guaranteed by Yongcheng Zhongpin Food Company Limited, a subsidiary of the Company.

In November 2008, Henan Zhongpin entered into a loan agreement with Bank of Communications pursuant to which Henan Zhongpin borrowed RMB 40 million ($5.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.94% per annum on June 30, 2009) and are payable on November 27, 2010.  The accrued interest on this loan is payable quarterly on the 20th day of the last month of each quarter after the drawdown date.  Borrowings under the loan agreement are guaranteed by the land usage rights, property and plant of the Company’s wholly-owned subsidiary, Luoyang Zhongpin Food Company, Ltd.

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

In April 2008, Henan Zhongpin entered into a loan agreement with China CITIC Bank pursuant to which Henan Zhongpin borrowed RMB 30 million ($4.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.67% per annum on June 30, 2009) and are payable on January 23, 2010.  Borrowings under the loan agreement are guaranteed by Xuji Group.

In May 2002, Henan Zhongpin entered into a loan agreement with Bank of Communications, Zhengzhou Branch, which is the intermediary bank for a 40-year term loan in the amount of $2,504,969 from the Canadian government. Under the terms of the loan agreement, 58% of the principal amount ($1,452,882) of this loan bears interest at the fixed rate of 6.02% per annum and remaining principal amount of this loan is interest free. The loan is repayable in a fixed amount of $145,671, which includes principal and interest, that is payable on a semi-annual basis through May 15, 2042. Borrowings under the loan agreement are guaranteed by the Financing Department, Henan Province.

9.	EQUITY TRANSACTIONS

During the three-months ended June 30, 2009, warrants to purchase an aggregate of 55,000 shares of the Company’s common stock were exercised on a cashless basis. In connection with the transactions, the Company issued an aggregate of 20,359 shares of common stock and received no cash proceeds from such issuances. For cash flow purposes, these transactions were non-cash transactions.

On April 17, 2009, the Company issued stock purchase options to its 22 employees to purchase an aggregate of 720,000 shares of the Company’s common stock, exercisable in accordance with the following:  240,000 options vesting on April 17, 2010 with an exercise price of $9.51 per share, 240,000 options vesting on April 17, 2011 with an exercise price equal to the closing price of the Company’s common stock on April 17, 2010, and 240,000 options vesting on April 17, 2012 with an exercise price equal to the closing price of the Company’s common stock on April 17, 2011.  Each tranche of options expires four years from its respective vesting dates.   For the three- and six-month periods ended June 30, 2009, options to purchase only 240,000 shares of common stock were considered for stock compensation purposes in accordance with Statement of Financial Accounting Standard No. 123R, “Share-Based Payments” (“SFAS No. 123R”).

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the fair value recognition provisions of SFAS No 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors, including stock options and employee stock purchases.  Stock-based compensation expense for stock options was based on the grant-date fair value estimated in accordance with the provisions of
SFAS No. 123R.  During the process of estimating the fair value of the stock options granted and recognizing share-based compensation, the following assumptions were adopted.

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Six Months Ended June 30,
	2009	2008
Expected life (years)	3	—
Expected volatility	39.91%	—
Risk-free interest rate	1.36%	—
Dividend yield	—%	—

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

During the three-month periods ended June 30, 2009 and 2008, the stock compensation expenses were $464,117 and $404,573, respectively, and during the six-month periods ended June 30, 2009 and 2008 the stock compensation expenses were $754,034 and $809,145, respectively.

10.	EARNINGS PER SHARE

The following table shows the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shareholder	$10,723,448	$8,521,809	$20,464,747	$15,809,570

Denominator:
Weighted average common shares outstanding – basic	29,709,893	29,417,845	29,694,105	29,375,615

Dilutive effect of stock options	195,827	405,090	158,530	465,575

Weighted average common shares outstanding – diluted	29,905,720	29,822,935	29,852,635	29,841,190

Basic earnings per share	$0.36	$0.29	$0.69	$0.54
Diluted earnings per share	$0.36	$0.29	$0.69	$0.53

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	GOVERNMENT SUBSIDIES

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

Government subsidies received by the Company during the three-month and six-month periods ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Deferred subsidies opening balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	—	—	—	—
Non-earmarked subsidies	—	—	—	—
Total	$—	$—	$—	$—

Subsidies received:
Interest subsidies	$390,767	$—	$390,767	$—
Earmarked subsidies	43,907	—	43,907	—
Non-earmarked subsidies	127,453	432,339	222,408	571,883
Total	$562,127	$432,339	$657,082	$571,883

Subsidies recognized:
Interest subsidies	$390,767	$—	$390,767	$—
Earmarked subsidies	43,907	—	43,907	—
Non-earmarked subsidies	127,453	432,339	222,408	571,883
Total	$562,127	$432,339	$657,082	$571,883

Deferred subsidies year ending balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	—	—	—	—
Non-earmarked subsidies	—	—	—	—
Total	$—	$—	$—	$—

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

	Sales by Division (U.S. dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled pork	$83.3	$71.9	$169.8	$127.0
Frozen pork	55.0	49.0	99.0	89.1
Prepared pork products	20.4	13.2	42.3	25.2
Vegetables and Fruits	3.1	3.4	4.6	5.0
	$161.8	$137.5	$315.7	$246.3

Cost of Sales
Pork products	$140.4	$117.5	$273.8	$210.8
Vegetables and fruits	$2.5	$2.9	$3.8	$4.2

Gross Profit:
Pork products	11.5%	12.4%	12.0%	12.6%
Vegetables and fruits	19.4%	14.7%	17.4%	16.0%

13.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 10, 2009, the date the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of this Report.

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

Overview

We are principally engaged in the meat and food processing and distribution business in the PRC. Currently, we have 12 processing plants located in Henan, Hebei, Jilin and Sichuan Provinces and in Tianjin City in the PRC. Our total production capacity for chilled pork and frozen pork is 1,385.4 metric tons per day, based on an eight-hour working day, or approximately 498,760 metric tons on an annual basis. We also have production capacity for prepared meats of 150 metric tons per eight-hour day, or approximately 54,000 metric tons on an annual basis, and for fruits and vegetables of 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We use state-of-the-art equipment in all of our slaughterhouses and processing facilities.

In April 2009, we commenced construction of a new pork production facility located in the Jinghai Economic Technical Development Area in Tianjin City that is expected to increase our total annual pork production capacity by 136,000 metric tons.  The facility has been designed to process approximately 100,000 metric tons of chilled and frozen pork products annually, of which 70% will be dedicated to chilled pork and 30% to frozen pork. The facility also will include annual production capacity of approximately 36,000 metric tons of prepared meat products. Construction of this facility is expected to cost approximately $62.0 million.  Upon completion, this facility will be equipped mostly with state-of-the-art, imported equipment and machinery.

The construction of the new Tianjin facility also will include a new warehouse and distribution center and a research and development center, which should improve our product portfolio, support our cold-chain logistics and help us to effectively accommodate the newly-added production capacity by facilitating efficient distribution.

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

We have also commenced construction of a new prepared meat production facility in our industrial park in Changge City, Henan Province, which is expected to cost approximately $21.0 million. The facility will increase annual prepared meat production capacity by approximately 36,000 metric tons. This facility will be equipped with advanced equipment and machinery imported from top-tier international manufacturers and will produce quick-freeze sausages and other prepared meat products catering to varying consumer tastes.

The construction of this facility is expected to be completed and commence production by the end of the fourth quarter of 2009, and the new facility is expected to achieve its target utilization rate by the end of the second quarter of 2010. With the additional prepared meat production capacity from the new Tianjin and Changge City facilities, our annual prepared meat products capacity is expected to increase by 133% to approximately 126,000 metric tons from the current 54,000 metric tons.

Our products are sold under the “Zhongpin” brand name. At June 30, 2009, our customers included 26 international or domestic fast food companies in the PRC, 45 processing factories and 1,679 school cafeterias, factory canteens, army posts and national departments.  As of that date, we also sold directly to 3,135 retail outlets, including supermarkets, within the PRC.

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

As of June 30, 2009, we had 6,172 employees, of whom 4,449 were operating personnel, 1,243 were sales personnel, 105 were research and development personnel and 375 were administrative personnel.

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

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC.  If any particular customer appears to be delaying or deferring payments for our products, we generally request a deposit from, or an increase in the deposits of, such customer.  Such deposits are typically applied against the outstanding accounts receivable of the applicable customer during the year.  As a result, we did not have a bad debt allowance provided against any specific customer at June 30, 2009.

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

Maintenance and repairs are charged directly to expense as incurred, whereas betterments and renewals are generally capitalized in their respective property accounts.  When an asset is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as a line item before operating income (loss).

Results of Operations

During 2009, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last five years.  A new chilled and frozen pork plant in eastern Henan Province with an annual capacity of approximately 80,000 metric tons was put into operation in January 2009 and a new fruit and vegetable facility in Changge City with an annual production capacity of 30,000 metric tons was put into operation in April 2009.  Over the next 12 months, we expect to continue to expand our distribution channel and develop new markets. Through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty. We also intend to further streamline our supply chain management to build a unified, safe and efficient cold-chain logistics system. In addition, working with China Agriculture University, we have established the Henan Province Prepared Meat Products Technology Research Center, which has been certified by the Technology Bureau of Henan Province. We expect the establishment of this research center to increase our research and development capability. We also have invested in training and human resources development so that we will be able to sustain rapid and healthy growth while maintaining a satisfactory profit margin.

Hog and pork prices decreased approximately 20% in the second quarter of 2009 primarily because the supply of hogs was higher than the demand in the market. The imbalance in supply and demand was due primarily to three factors, (i) an oversupply of hogs, (ii) the seasonal decline in market demand for pork that is typically associated with warmer weather, and (iii) the global outbreak of the A(H1N1) flu virus in April 2009, which adversely affected the hog breeding and pork industries.

In late April 2009, the A(H1N1) flu was reported in Mexico, the United States, Europe and other countries.  In June 2009, the A(H1N1) flu was reported in the PRC, which adversely affected the pork industry in the PRC, as it has in other developed countries throughout the world. Pork sales significantly declined in the PRC due to the fear of consumers of contracting the disease through pork consumption.  The PRC government has taken steps to ease the fear of consumers by educating consumers that eating pork will not cause swine flu and by renaming the swine flu virus “A(H1N1) flu” in an effort to protect the hog breeding and pork industries.  With these efforts, the consumption of pork in the PRC recovered approximately two weeks after the initial reports of A(H1N1) flu in the PRC.

Pork prices began to be supported in June by the PRC government, which bought frozen pork to add to the country’s national pork reserves. The government built up the national pork reserves to stabilize the price and protect the interests of hog breeding farmers. The government’s purchasing policy is based on the relationship of the price of hogs to the price of corn (the principal hog feed). The government authorized certain qualified enterprises, including Zhongpin, to acquire hogs and to slaughter, process, and stock them as frozen pork. That purchasing has tended to support higher hog and pork prices, so that the market price of hogs was above the breakeven point for farmers. Since the end of the second quarter of 2009, we have already noticed an increase of approximately 10% in hog and pork prices.
In the second half of 2009, we continue to expect steady growth in the sales of our pork and pork products.  The recent decline in the price of live hogs has caused a number of hog breeders to terminate their breeding operations, which we expect will result in a reduction in the oversupply of live hogs during the second half of 2009.  We anticipate a change in the supply of live hogs, which we expect will cause prices to stabilize and to begin increasing in the second half of 2009.

Comparison of Three Months Ended June 30, 2009 and 2008

Revenue. Total revenue increased from $137.5 million for the three months ended June 30, 2008 to $161.8 million for the three months ended June 30, 2009, which represented an increase of $24.3 million, or approximately 18%. The increase in revenues was primarily due to the higher sales volume of our pork and pork products, which was partially offset by a decrease in the prices of our pork and pork products.  The following table presents certain information regarding our sales by product division for the three months ended June 30, 2009 and 2008.

	Sales by Division (unaudited)
	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008

	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	52,086	$83.3	$1,599	29,435	$71.9	$2,443
Frozen pork	36,231	55.0	1,518	20,881	49.0	2,347
Prepared pork products	10,189	20.4	2,002	5,720	13.2	2,308
Vegetables and Fruits	2,731	3.1	1,135	4,349	3.4	782
Total	101,237	$161.8	$1,598	60,385	$137.5	$2,277

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

In the second quarter of fiscal 2009 we increased our sales of chilled pork products by approximately $11.4 million over the amount of our sales of such products in the second quarter of 2008. As shown in the above table, our average price during the second quarter of 2009 was approximately $1,599 per metric ton for chilled pork whereas our average price during the second quarter of 2008 was $2,443 per metric ton for chilled pork. Assuming the average price for chilled pork during the three months ended June 30, 2009 was the same as the average price during the three months ended June 30, 2008, the impact from the increase in metric tons of chilled pork sold was $55.3 million. Assuming the number of metric tons sold in the second quarter of 2009 was the same as the number of metric tons sold in the second quarter of 2008, the impact from the decrease in prices of our chilled pork products was negative $24.8 million. The remaining negative $19.1 million of such increase resulted from the combination of changes in prices and volume of chilled pork products sold.

In the second quarter of fiscal 2009 we increased our sales of frozen pork products by approximately $6.0 million over the amount of our sales of such products in the second quarter of 2008. Our average price during the second quarter of 2009 was approximately $1,518 per metric ton for frozen pork whereas our average price during the second quarter of 2008 was $2,347 per metric ton for frozen pork. Assuming the average price for frozen pork during the three months ended June 30, 2009 was the same as the average price during the three months ended June 30, 2008, the impact from the increase in metric tons of frozen pork sold was $36.0 million. Assuming the number of metric tons sold in the second quarter of 2009 was the same as the number of metric tons sold in the second quarter of 2008, the impact from the decrease in prices of our frozen pork products was negative $17.3 million. The remaining negative $12.7 million of such increase resulted from the combination of changes in prices and volume of frozen pork products sold.

In the second quarter of fiscal 2009 we increased our sales of prepared pork products by approximately $7.2 million over the amount of our sales of such products in the second quarter of 2008. Our average price during the second quarter of 2009 was approximately $2,002 per metric ton for prepared pork products whereas our average price during the second quarter of 2008 was $2,308 per metric ton for prepared pork products. Assuming the average price for prepared pork products during the three months ended June 30, 2009 was the same as the average price during the three months ended June 30, 2008, the impact from the increase in metric tons of prepared pork products sold was $10.3 million. Assuming the number of metric tons sold in the second quarter of 2009 was the same as the number of metric tons sold in the second quarter of 2008, the impact from the decrease in prices of our prepared pork products was negative $1.8 million. The remaining negative $1.3 million of such increase resulted from the combination of changes in prices and volume of prepared pork products sold.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold for the second quarter of 2009 was partly attributable to our effort to expand our retail distribution channels. The following table sets forth the changes in our retail distribution channels:

	Numbers of Stores and Cities Generating Sales Volume (unaudited)

	June 30,		Net Change	Percentage Change
	2009	2008

Stores and Counters
Showcase stores	138	116	22	19%
Branded stores	982	934	48	5%
Supermarket counters	2,015	1,910	105	5%
Total	3,135	2,960	175	6%

Cities
First-tier cities	29	29	0	0%
Second-tier cities	113	97	16	16%
Third-tier cities	355	300	55	18%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table sets forth our revenues by distribution channel for the second quarter of 2009 and 2008, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)

	Three months ended June 30,		Net	Percentage
	2009	2008	Change	Change

Retail channels	$71.1	$55.7	$15.4	28%
Food services distributors	46.6	39.7	6.9	17%
Restaurants and noncommercial	42.4	40.7	1.7	4%
Export	1.7	1.4	0.3	21%
Total	$161.8	$137.5	$24.3	18%

The increase in sales to different distribution channels was mainly due to the following factors: (i) our production capacity has increased since our Jilin, Tianjin, Hebei and Yongcheng production facilities commenced production in late 2008 or early 2009; (ii) we have built up our brand image and recognition through advertisements on national and local television and through product promotions; (iii) we have increased the number of stores and other channels through which we sell our products; and (iv) we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.  As presented in the table above, our most significant revenue increases were generated from our retail channels and our food services distributors.  Retail channels are the highest gross profit margin channels and are the channels through which we build up our brand recognition in the market.  Our Zhongpin logo and brand name are prominently displayed in each of the retail stores and supermarket counters that sell our products.

Costs of Sales. Our cost of sales increased from $120.4 million for the three months ended June 30, 2008 to $142.9 million for the three months ended June 30, 2009, which represented an increase of $22.5 million, or approximately 19%. Our costs of sales primarily include our costs of raw materials, labor costs and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 96% to 97%, our overhead typically accounts for 2% to 2.5% and our labor costs typically accounts for 1% to 1.3%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan Province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials.

	Cost of Sales by Division (unaudited)

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008

	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	52,086	$74.6	$1,432	29,435	$62.9	$2,137
Frozen pork	36,231	51.1	1,410	20,881	44.0	2,107
Prepared pork products	10,189	14.7	1,443	5,720	10.6	1,853
Vegetables and Fruits	2,731	2.5	915	4,349	2.9	667

Total	101,237	$142.9	1,412	60,385	$120.4	1,994

Our gross profit margin (gross profit divided by sales revenue) decreased from 12.4% for the three months ended June 30, 2008 to 11.7% for the three months ended June 30, 2009.  The decrease in our gross margin during the second quarter of 2009 was primarily due to (i) the increase in labor costs as a result of implementing the new labor law in the PRC, (ii) the increase in our depreciation expense resulting from the newly-built production facilities that were put into service over the past year, and (iii) our strategic decision to take steps to increase our market share and utilization rate.  As a result, our gross profit margin was lower than the level we would expect to achieve when we fully integrate our new production facilities and open new regional markets for our products.  We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses decreased from $5.4 million for the three months ended June 30, 2008 to $4.2 million for the three months ended June 30, 2009, which represented a decrease of $1.2 million, or approximately 22%.  As a percentage of revenues, general and administrative expenses decreased from 4.0% for the three months ended June 30, 2008 to 2.6% for the three months ended June 30, 2009.

The decrease in general and administrative expenses during the three months ended June 30, 2009 was primarily the result of a $0.7 million decrease in advertising expenses and a $0.4 million decrease in consulting fees, which was partly offset by a $0.6 million increase in salary expense due to the expansion of our business.

Selling Expenses. Selling expenses increased from $2.3 million for the three months ended June 30, 2008 to $2.8 million for the three months ended June 30, 2009, which represented an increase of $0.5 million, or approximately 22%. The increase in selling expenses was primarily the result of our increased sales of pork and pork products and was primarily due to a $0.2 million increase in transportation fees and a $0.4 million increase in salaries. As a percentage of revenues, selling expenses remained the same at 1.7% for the three months ended June 30, 2008 and 2009.

Interest Expense (net of interest income). Interest expense net of interest income increased from $0.6 million for the three months ended June 30, 2008 to $1.3 million for the three months ended June 30, 2009, which represented an increase of $0.7 million, or approximately 117%. The increase in interest expense was primarily the result of an increase of $10.4 million in short-term bank loans and an increase of $26.4 million in long-term bank loans.

Other Income and Government Subsidies.  Other income and government subsidies decreased from $0.3 million for the three months ended June 30, 2008 to $0.2 million for the three months ended June 30, 2009.  This decrease was primarily the result of a decrease in government subsidies.  The changes in government subsidies are discussed in Note 11 of Notes to Consolidated Financial Statements.

Gain on disposal of a subsidiary. On June 30, 2009, an unaffiliated company purchased the equity of our former subsidiary, Henan Zhongpin Industry Company Limited, for RMB 8.4 million ($1.2 million), which resulted in a gain of approximately $0.7 million.  As discussed in Note 6 of Notes to Consolidated Financial Statements, this subsidiary held the assets of our former production facilities in Yanling City, Henan Province, for which we had adopted a plan of disposition during 2008.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.4 million in the provision for income taxes for the three months ended June 30, 2009 over the three months ended June 30, 2008 resulted from the increase in revenue from prepared meat products.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenue. Total revenue increased from $246.3 million for the six months ended June 30, 2008 to $315.7 million for the six months ended June 30, 2009, which represented an increase of $69.4 million, or approximately 28%. The increase in revenues was primarily due to increases in the sales volume of our pork and pork products, which was partly offset by a decrease in the prices of our pork and pork products.  The following table presents certain information regarding our sales by product division for the six months ended June 30, 2009 and 2008.

	Sales by Division (unaudited)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008

	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	95,585	$169.8	$1,776	53,554	$127.0	$2,371
Frozen pork	60,308	99.0	1,642	39,369	89.1	2,263
Prepared pork products	19,719	42.3	2,145	11,389	25.2	2,213
Vegetables and Fruits	5,376	4.6	856	6,629	5.0	754
Total	180,988	$315.7	$1,744	110,941	$246.3	$2,220

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

In the first half of fiscal 2009 we increased our sales of chilled pork products by approximately $42.8 million over the amount of our sales of such products in the first half of 2008. As shown in the above table, our average price during the first half of 2009 was approximately $1,776 per metric ton for chilled pork whereas our average price during the same period of 2008 was $2,371 per metric ton for chilled pork. Assuming the average price for chilled pork during the six months ended June 30, 2009 was the same as the average price during the six months ended June 30, 2008, the impact from the increase in metric tons of chilled pork sold was $99.7 million. Assuming the number of metric tons sold in the first half of 2009 was the same as the number of metric tons sold in the first half of 2008, the impact from the decrease in prices of our chilled pork products was negative $31.9 million. The remaining negative $25.0 million of such increase resulted from the combination of changes in prices and volume of chilled pork products sold.

In the first half of fiscal 2009 we increased our sales of frozen pork products by approximately $9.9 million over the amount of our sales of such products in the same period of 2008. Our average price during the first half of 2009 was approximately $1,642 per metric ton for frozen pork whereas our average price during the first half of 2008 was $2,263 per metric ton for frozen pork. Assuming the average price for frozen pork during the six months ended June 30, 2009 was the same as the average price during the six months ended June 30, 2008, the impact from the increase in metric tons of frozen pork sold was $47.4 million. Assuming the number of metric tons sold in the first half of 2009 was the same as the number of metric tons sold in the first half of 2008, the impact from the decrease in prices of our frozen pork products was negative $24.4 million. The remaining negative $13.1 million of such increase resulted from the combination of changes in prices and volume of frozen pork products sold.

In the first half of fiscal 2009 we increased our sales of prepared pork products by approximately $17.1 million over the amount of our sales of such products in the same period of 2008. Our average price during the first half of 2009 was approximately $2,145 per metric ton for prepared pork products whereas our average price during the first half of 2008 was $2,213 per metric ton for prepared pork products. Assuming the average price for prepared pork products during the six months ended June 30, 2009 was the same as the average price during the six months ended June 30, 2008, the impact from the increase in metric tons of prepared pork products sold was $18.4 million. Assuming the number of metric tons sold in the first half of 2009 was the same as the number of metric tons sold in the same period of 2008, the impact from the decrease in prices of our prepared pork products was negative $0.8 million. The remaining negative $0.5 million of such increase resulted from the combination of changes in prices and volume of prepared pork products sold.

The following table shows our revenues by distribution channel for the first half of 2009 and 2008, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)

	Six Months Ended June 30,		Net Change	Percentage of Change
	2009	2008

Retail channels	$139.4	$100.5	$38.9	39%
Food services distributors	92.1	67.4	24.7	37%
Restaurants and noncommercial	82.0	74.7	7.3	10%
Export	2.2	3.7	(1.5)	(41)%
Total	$315.7	$246.3	$69.4	28%

The increase in sales to different distribution channels was mainly due to the following factors: (i) our production capacity has increased since our Jilin, Tianjin, Hebei and Yongcheng production facilities commenced production in late 2008 or early 2009; (ii) we have built up our brand image and recognition through advertisements on national and local television and by product promotions; (iii) we have increased the number of stores and other channels through which we sell our products; and (iv) we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.  As discussed above, our most significant revenue increases were generated from our retail channels, from which we receive our highest gross profit margin, and our food services distributors.

During the six months ended June 30, 2009, revenues from export sales decreased to $2.2 million, which represented a decline of $1.5 million, or approximately 41%, as compared with the six months ended June 30, 2008. The decrease in export sales was primarily due to the reduction of our export sales efforts during the 2009 period because we could achieve higher gross profit margins during that period by selling our pork products domestically in the PRC.

Costs of Sales. Our cost of sales increased from $215.0 million for the six months ended June 30, 2008 to $277.6 million for the six months ended June 30, 2009, which represented an increase of $62.6 million, or approximately 29%. Our costs of sales primarily include our costs of raw materials, labor costs and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 96% to 97%, our overhead typically accounts for 2% to 2.5% and our labor costs typically accounts for 1% to 1.3%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan Province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials.

	Cost of Sales by Division (unaudited)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008

	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	95,585	$151.2	$1,582	53,554	$110.8	$2,069
Frozen pork	60,308	91.1	1,511	39,369	79.9	2,030
Prepared pork products	19,719	31.5	1,597	11,389	20.1	1,765
Vegetables and Fruits	5,376	3.8	707	6,629	4.2	634
Total	180,988	$277.6	1,534	110,941	$215.0	1,938

Our gross profit margin (gross profit divided by sales revenue) decreased from 12.7% for the six months ended June 30, 2008 to 12.1% for the six months ended June 30, 2009. The slight decrease in our gross margin during the first half of 2009 was primarily due to (i) the increase in labor costs as a result of implementing the new labor law in the PRC, (ii) the increase in our depreciation expense resulting from the newly-built production facilities that were put into service over the past year, and (iii) our strategic decision to take steps to increase our market share and utilization rate.  As a result, our gross profit margin was lower than the level we would expect to achieve when we fully integrate our new production facilities and open new regional markets for our products.  We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses decreased from $9.4 million for the six months ended June 30, 2008 to $8.8 million for the six months ended June 30, 2009, which represented a decrease of $0.6 million, or approximately 6%.   As a percentage of revenues, general and administrative expenses decreased from 3.8% for the six months ended June 30, 2008 to 2.8% for the six months ended June 30, 2009.

The decrease in general and administrative expenses during the six months ended June 30, 2009 was primarily the result of a $1.2 million decrease in advertising expenses, a $0.3 million decrease in consulting fees, a $0.4 million decrease in training expenses and a $0.4 million decrease in our allowance for doubtful accounts. These decreases were partly offset by a $0.9 million increase in salary expense due to the expansion of our business, which required us to hire more employees, and certain salary increases that were implemented in 2008 to bring our compensation levels more in line with industry and regional standards.

Selling Expenses. Selling expenses increased from $4.3 million for the six months ended June 30, 2008 to $5.6 million for the six months ended June 30, 2009, which represented an increase of $1.3 million, or approximately 30%. The increase in selling expenses was primarily due to the increase in sales of pork and pork products and was primarily due to a $0.3 million increase in promotional fees and a $0.6 million increase in salaries. As a percentage of revenues, selling expenses remained the same at 1.8% for the six months ended June 30, 2008 and 2009.

Interest Expense (net of interest income). Interest expense net of interest income increased from $0.8 million for the six months ended June 30, 2008 to $2.8 million for the six months ended June 30, 2009, which represented an increase of $2.0 million, or approximately 250%. The increase in interest expense was primarily the result of a $10.4 million increase in short-term bank loans and a $26.4 million increase in long-term bank loans.

Other Income and Government Subsidies. Other income and government subsidies decreased from $0.5 million for the six months ended June 30, 2008 to $0.5 million for the six months ended June 30, 2009.  This decrease was primarily due to lower government subsidies.

Gain on disposal of a subsidiary. As discussed above, on June 30, 2009, an unaffiliated company purchased the equity of our former subsidiary, Henan Zhongpin Industry Company Limited, for RMB 8.4 million ($1.2 million), which resulted in a gain of approximately $0.7 million.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.6 million in the provision for income taxes for the six months ended June 30, 2009 over the six months ended June 30, 2008 resulted from the increase in revenue from prepared meat products.

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

The following tables set forth our sales volume and the production volume in metric tons by product division for the three-month and six-month periods ended June 30, 2009 and 2008.

	Sales by Division (in metric tons)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	52,086	29,435	95,585	53,554
Frozen pork	36,231	20,881	60,308	39,369
Prepared pork products	10,189	5,720	19,719	11,389
Vegetable and Fruits	2,731	4,349	5,376	6,629
Total	101,237	60,385	180,988	110,941

	Production by Division (in metric tons)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	52,508	29,581	95,838	53,798
Frozen pork	40,796	22,774	70,245	41,159
Prepared pork products	10,647	5,794	21,373	11,481
Vegetable and Fruits	3,110	4,331	5,506	6,877
Total	107,061	62,480	192,962	113,315

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.  The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products at June 30, 2009 and December 31, 2008, 2007 and 2006.

		December 31,
	June 30, 2009	2008	2007	2006

Number of products	326	314	270	229
Number of retail stores	3,135	3,061	2,939	2,721
Expansion of Market Coverage
Number of Provinces	24	24	24	24
Number of first-tier cities	29	29	29	29
Number of second-tier cities	113	106	93	75
Number of third-tier cities	355	324	287	226

Liquidity and Capital Resources

At June 30, 2009 and December 31, 2008, we had cash and cash equivalents of $26.3 million and $41.9 million, respectively. At June 30, 2009, we had working capital of approximately negative $14.4 million. However, at such date, we had available lines of credit of $206.8 million, which we believe will be sufficient to finance our working capital needs.

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

For the six months ended June 30, 2009, net cash provided by operating activities was $7.0 million, which represented a decrease of $24.8 million as compared to the net cash provided by operating activities of $31.8 million for the same period of 2008.  The decrease was primarily due to a $30.3 million decline in cash flow from operating assets and liabilities, which was offset in part by a $4.7 million increase in net income and a $0.9 million increase in non-cash items.  Of the non-cash items, depreciation and amortization accounted for $2.1 million of change due to the fact that more plants, equipment and machinery were put into use.

Cash flow from changes in operating assets and liabilities decreased approximately $30.3 million, as compared to the positive cash flow of $12.5 million from changes in operating assets and liabilities for the same period of the prior year. Of the $30.3 million decrease, $12.3 million was attributable to the change of cash flow from inventories due to the fact that we intentionally built up our inventories in the first half of 2009 to take advantage of lower hog prices during that period. The price of hogs dropped approximately 25% in the first half of 2009 and we expect such prices to increase again during the second half of 2009.  As a result, we increased our lower-cost inventories to potentially benefit the operating results of our future quarters.  Of the remaining decrease, $12.0 million was attributable to the change of cash flow from accounts receivable due to the fact that (i) the revenue in the six months ended June 30, 2009 was significantly increased compared to same period last year and (ii) we sold more through our wholesaler and food service distributors channel and the turnover rate of the accounts receivable for this channel is a little higher than for our other channels.  In addition, $5.1 million of the decrease was attributable to the change in cash flow from deposits from customers due to the fact that we received less deposits from customers in the first half of 2009 compared to the same period of 2008 due primarily to our efforts to encourage our sales in this period.

Net cash used in investing activities was $50.8 million for the six months ended June 30, 2009, which represented a decrease of $1.8 million as compared to the net cash of $52.6 million used by investing activities for the same period of the prior year. We spent $27.4 million less on the costs of construction for new production facilities, $3.0 million more on equipment and machinery, $15.5 million more on land usage rights and $7.2 million more on purchase deposits for land usage rights during the first half of 2009 compared to the same period of 2008.

Net cash provided by financing activities was $28.3 million during the six months ended June 30, 2009, a decrease of $1.9 million compared to the net cash provided by financing activities of $30.2 million for the same period of the prior year.  We had net repayments of $6.1 million for short-term bank loans and received $4.7 million in net proceeds from long-term bank loans during the current period.

At June 30, 2009, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $82.1 million with interest rates ranging from 4.86% to 7.29% per annum, as shown below.

Bank	Amount Borrowed	Interest Rate	Maturity Date

Agriculture Bank of China	$4,391,165	5.58%	12/21/2009
	5,708,514	5.31	01/04/2010
	1,024,605	5.31	01/21/2010
	5,415,770	5.31	03/12/2010
	7,757,725	5.31	03/30/2010

Industrial and Commercial Bank of China	2,195,582	4.86%	08/17/2009

Rabobank Nederland Shanghai	2,927,443	5.31%	05/28/2010

Shanghai Pudong Development Bank of China	2,195,582	5.31%	03/15/2010
	731,861	5.31	03/16/2010
	1,463,722	5.31	03/16/2010
	1,463,722	5.31	03/18/2010
	3,220,188	5.31	03/22/2010
	5,562,142	5.31	03/25/2010

Agriculture Development Bank of China	7,318,609	5.31%	11/18/2009
	5,123,026	4.86	11/24/2009
	2,195,582	4.86	11/25/2009

China CITIC Bank	3,659,305	5.31%	03/25/2010

China Merchants Bank	5,854,887	5.31%	06/04/2010
	2,927,443	5.31	06/22/2010

Guangdong Development Bank	4,391,165	7.29%	09/17/2009

China Construction Bank	4,391,165	5.31%	06/10/2010

Xuchang Merchants Bank	2,195,582	4.86%	11/18/2009

City Finance – short-term	29,274		Extendable

Total	$82,144,059

In June 2009, Henan Zhongpin entered into a mutual guarantee agreement with Henan Huanghe Enterprises Group Co., Ltd. (“Huanghe Group”), a group corporation based in Henan Province that is not affiliated with our company or with any of our subsidiaries. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $8.8 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $8.8 million. The agreement expires in June 2010.  At the expiration of the agreement, each party will remain obligated under its guarantee for any loans that are outstanding on the date of expiration of the agreement.   At June 30, 2009, Henan Zhongpin had outstanding guarantees for $8.8 million of Huanghe Group’s bank loans.  All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months.

In April 2008, Henan Zhongpin entered into a mutual guarantee agreement with Xuji Group Co., Ltd., a group corporation based in Henan Province that is not affiliated with our company or with any of our subsidiaries. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Xuji Group in an amount up to $44.2 million and Xuji Group agreed to guarantee Henan Zhongpin's bank loans in an amount up to $44.2 million. The agreement expired in March 2009.  At the expiration of the agreement, each party remained obligated under its guarantee for any loans that were outstanding on the date of expiration of the agreement.  At June 30, 2009, Henan Zhongpin had outstanding guarantees for $4.4 million of Xuji Group’s bank loans.

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on June 30, 2009) and are payable on June 10, 2011.  Borrowings under the loan agreement are guaranteed by the land usage right, property and plant of Henan Zhongpin.

In May 2009, Henan Zhongpin entered into a loan agreement with China Minsheng Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on June 30, 2009) and are payable on May 6, 2011. Borrowings under the loan agreement are guaranteed by our wholly-owned subsidiary, Yongcheng Zhongpin Food Company Limited.

In November 27, 2008, Henan Zhongpin entered into a loan agreement with Bank of Communications pursuant to which Henan Zhongpin borrowed RMB 40 million ($5.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China (5.94% per annum on June 30, 2009) and are payable on November 27, 2010.  The accrued interest on this loan is payable quarterly on the 20th day of last month of each quarter.   Borrowings under the loan agreement are secured by the land usage right, property and plant of our wholly-owned subsidiary, Luoyang Zhongpin Food Co., Ltd.

On November 5, 2008, Henan Zhongpin entered into a sale-leaseback agreement with CMB Finance Lease Company (“CMB Finance”) pursuant to which we sold to CMB Finance equipment with a book net value of $6.6 million for $4.6 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At June 30, 2009, the monthly rental fee under the agreement was $138,761, which included an interest component calculated at the rate of 5.4% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

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

In April 2008, Henan Zhongpin entered into a loan agreement with China CITIC Bank pursuant to which Henan Zhongpin borrowed RMB 30 million ($4.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China (5.67% on June 30, 2009) and are payable on January 23, 2010. Borrowings under the loan agreement are guaranteed by Xuji Group.

In May 2002, Henan Zhongpin entered into a loan agreement with Bank of Communications, Zhengzhou Branch, which is the intermediary bank for a 40-year term loan in the amount of $2,504,969 from the Canadian government. Under the terms of the loan agreement, 58% of the principal amount ($1,452,882) of this loan bears interest at the fixed rate of 6.02% per annum and remaining principal amount of this loan is interest free. The loan is repayable in a fixed amount of $145,671, which includes both principal and interest, that is payable on a semi-annual basis through May 15, 2042. Borrowings under the loan agreement are guaranteed by the Financing Department, Henan Province.

We believe our existing cash and cash equivalents, together with our available lines of credit ($206.8 million at June 30, 2009), will be sufficient to finance our investment in new facilities, operating requirements and anticipated capital expenditures of approximately $62.8 million over the next 12 months. We intend to use such funds over the next 12 months to fund our capacity expansion and the construction of supporting facilities and to supplement our working capital requirements to enable us to strengthen our market position and accelerate our growth. However, if market conditions are favorable, we may also consider issuing additional long-term debt or equity securities to provide additional funds for such purposes.

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

Item 4.   Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financing officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

During the six months ended June 30, 2009, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

The recent outbreak of swine influenza (swine flu) could adversely affect our business, results of operations and financial condition.

An occurrence of a serious animal disease, such as swine influenza (swine flu), a respiratory disease of pigs caused by influenza viruses, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations and turnover.  There have recently been confirmed cases of human infection of swine flu in the United States and Mexico, among other countries, that, in some cases, have led to human deaths.  On June 11, 2009, the World Health Organization (WHO) raised its flu alert level to level 6, the highest level, which indicates a pandemic, although the WHO maintains that the severity of the pandemic is moderate.  According to the WHO, as of July 6, 2009, there were 2,040 reported cases of human infections (but no deaths) with the H1N1 virus in the PRC.  According to the U.S. Center for Disease Control and Prevention, swine flu cannot be contracted by humans through eating properly-handled and cooked pork or pork products.  In addition, our procurement and production facilities have not been affected by swine flu and we are not aware of any recent cases of swine flu anywhere in the PRC.  However, there can be no assurance that our facilities or products will not be affected by swine flu or similar influenzas in the future, or that the market for pork products in the PRC will not decline as a result of fear of such disease.  If either case should occur, our business, results of operations and financial condition would be adversely and materially affected.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           Not Applicable.

(c)           None.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

On June 15, 2009, we held our Annual Meeting of Stockholders (the “Meeting”) in which the shareholders:

1.   Elected Xianfu Zhu, Baoke Ben, Min Chen, Raymond Leal and Yaoguo Pan as directors for a term of one year; and

 2.   Ratified the appointment of BDO Guangdong Dahua Delu CPAs (“BDO”) as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

The shares were voted at the Meeting as follows:

	For	Withheld

(1) Election of Directors
Xianfu Zhu	25,572,212	137,831
Baoke Ben	25,504,599	208,444
Min Chen	25,541,101	171,942
Raymond Leal	25,635,734	77,309
Yaoguo Pan	25,632,476	80,567

	For	Against	Abstain	Broker Non-Vote

(2) Ratification of Auditors	25,637,712	13,087	62,244	—

Item 5.   Other Information

None.

Item 6.   Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009	Zhongpin Inc.
(Company)

	By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

	By:	/s/ Feng Wang
Feng Wang
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

31.1*	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________

*           Filed herewith