Form 10-K/A
period 2008-12-31
ZHONGPIN INC.
filed 2009-08-28
CIK 1277092

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

TABLE OF CONTENTS

	PART I

Item 2.	Properties	2

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	4
Item 6.	Selected Financial Data	6
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 8.	Financial Statements and Supplementary Data	33

	PART III

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	35

	SIGNATURES	37

i

EXPLANATORY NOTE

In this Amendment No. 1 to Annual Report on Form 10-K (this “Form 10K/A”), we refer to Zhongpin Inc., a Delaware corporation, as “we,” “us,” “our” or “our company.”

We are filing this Form 10-K/A to amend certain disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2009 (our “Report”).  The principal changes to our Report in this amendment are as follows:

•
In Part I, Item 2 (Properties) of our Report, we revised footnote 3 to the table of properties to more accurately state the aggregate rental payments for the facility to be RMB 600,000 ($87,944) per quarter for the lease term;

•
In Part II, Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) of our Report, we revised the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under equity compensation plans in the summary table under the caption “Securities Authorized for Issuance under Equity Compensation Plans” to be $11.63 and 1,890,000, respectively.  The figures were inadvertently stated as $11.29 and 1,156,667, respectively, in our Report;

•	In Part II, Item 6 (Selected Financial Data) of our Report,

o
in the table furnishing annual selected income statement data, we revised the basic net income per common share for the fiscal year ended December 31, 2007 from $1.03 to $0.84, as was originally reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 28, 2008 (the “2007 Form 10-K”); and

o
in the table furnishing quarterly selected income statement data for the year ended December 31, 2007, we revised the basic net income per common share to $0.24, $0.03, $0.26 and $0.31 for the first, second, third and fourth fiscal quarters of 2007, respectively, from $0.32, $0.21, $0.27 and $0.23, respectively, and revised the fully diluted net income per common share to $0.22, $0.03, $0.25 and $0.30 for the first, second, third and fourth fiscal quarters, respectively, from $0.19, $0.20, $0.23 and $0.18, respectively;

•	In Part II, Item 8 (Financial Statements and Supplementary Data) of our Report,

o
we amended our consolidated balance sheet at December 31, 2008 to classify purchase deposits in an aggregate amount of $6,429,295 made in connection with land usage rights as long-term assets in conformity with United States generally accepted accounting principles.  Such purchase deposits were misclassified as current assets and included in our line item for “total current assets”;

o
we amended our consolidated statement of operations and comprehensive income for the year ended December 31, 2007 to revise the basic earnings per common share from $1.03 to $0.84, as was originally reported in the 2007 Form 10-K;

o
under the caption “Account Receivable” in Note 2 (Summary of Significant Accounting Policies) to the audited financial statements, we revised the information at December 31, 2008 in the table detailing the allowance activities in accounts receivable to conform the ending balance of our accounts receivable to our consolidated balance sheet at December 31, 2008; and

o
in the table in Note 14 (Earnings Per Share) to the audited financial statements, we revised the net income attributable to common shares for the years ended December 31, 2007 and 2006, to $15,081,431 and $2,670,877, respectively, from $18,525,281 and $4,108,934, respectively, and we revised the basic earnings per share for the year ended December 31, 2006 to $0.23 from $0.35, in each case as was originally reported in the 2007 Form 10-K.

In addition to the above, we are filing this Form 10K/A to correct certain inadvertent typographical, clerical and rounding errors in Part II, Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) of our Report.  We believe those errors, when considered either individually or in the aggregate, do not result in a material change to the disclosures made in our Report as originally filed.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits herewith, and as such, we have included Item 13 of Part III, “Exhibits,” as part of this Form 10-K/A. As further required by Rule 12-b-15, this Form 10-K/A sets forth the complete text of each item as amended.

This Form 10-K/A does not affect any section of our Report not specifically discussed herein and continues to speak as of the date of our Report. Other than as specifically reflected in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the filing of our Report or modify or update any related disclosures. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report.

PART I

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

(3)	This facility is leased pursuant to a lease that expires in April 2009 and provides for aggregate rental payments of 600,000 RMB ($87,944) per quarter for the lease term.

(4)	This facility is leased pursuant to a three-year lease that expires in December 2011 and provides for aggregate rental payments of 2,800,000 RMB ($410,407) per year for the lease term.

(5)	This facility is leased pursuant to a three-year lease that expires in December 2011 and provides for aggregate rental payments of 1,800,000 RMB ($263,833) per year for the lease term.

PART II

Item 5. –	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Fiscal 2007

First Quarter	$8.50	$6.75
Second Quarter	11.34	6.75
Third Quarter	11.99	8.10
Fourth Quarter	15.10	9.00

Fiscal 2008

First Quarter	$14.45	$8.50
Second Quarter	13.05	9.55
Third Quarter	12.97	9.88
Fourth Quarter	12.00	6.81

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 30, 2006, our board of directors and stockholders adopted and approved, and on February 27, 2007 our board of directors and stockholders approved the amendment and restatement of, our Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to 1,800,000 shares of common stock.  On April 21, 2008, the Compensation Committee of our board of directors approved, and on June 26, 2008 our stockholders approved, an amendment to the Incentive Plan for the purpose of increasing the authorized shares from 1,800,000 shares to 2,500,000 shares.

As of December 31, 2008, options to purchase an aggregate of 610,000 shares of common stock had been granted under the Incentive Plan.  Options granted in the future under the Incentive Plan are within the discretion of our board of directors.  The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))

Equity compensation plans approved by security holders	610,000	$11.63	1,890,000

Equity compensation plans not approved by security holders	0	N/A	0

Total	610,000	$11.63	1,890,000

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

	Fiscal Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$539,825	$291,373	$143,812	$73,400	$42,787
Gross Profit	68,561	37,504	20,616	12,179	6,117
Income From Operations	36,781	21,917	3,537	7,484	3,058
Net Income	31,377	18,525	4,109	5,914	2,768
Net Income per Common Share:
Basic	1.06	0.84	0.23	0.50	0.15
Diluted	1.05	0.80	0.20	0.50	0.13
Cash Dividends	-	-	-	-	-

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Balance Sheet Data:
Property, Plant, Equipment	$133,684	$66,430	$32,597	$10,213	$10,072
Total Assets	329,878	217,104	102,222	53,254	32,167
Long-Term Loans (Less Current Maturities)	23,475	1,635	1,912	2,264	4,329
Stockholders’ Equity	190,914	143,018	52,697	14,516	8,183

	December 31,
	2008	2007	2006	2005	2004
Selected Operating Data:
Production Capacity (M/T)
Pork and Pork Products	501,560	346,760	166,800	102,600	79,200
Vegetables and Fruits	12,600	23,400	12,600	9,000	3,600
Metric Tons Produced(1)
Pork and Pork Products	240,963	170,162	116,478	62,155	38,915
Vegetables and Fruits	13,409	12,263	9,342	2,713	1,611
Metric Tons Sold(1)
Pork and Pork Products	239,669	167,900	112,907	62,304	38,913
Vegetables and Fruits	13,472	11,743	9,504	2,681	1,525
Number of Products	314	270	229	168	125
Number of Retail Stores	3,061	2,939	2,721	2,100	978
Market Coverage
No. of Provinces	24	24	24	24	23
No. of First-Tier Cities	29	29	29	24	23
No. of Second-Tier Cities	106	93	75	49	36
No. of Third-Tier Cities	324	287	226	142	109

(1)	For the year ended December 31.

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

	Fiscal Year 2008
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$139,817	$153,753	$137,527	$108,728	$539,825
Gross Profit	17,678	19,587	17,104	14,192	68,561
Income From Operations	8,292	11,354	9,332	7,803	36,781
Net Income	5,517	10,050	8,522	7,288	31,377
Net Income per Common Share:
Basic	0.18	0.34	0.29	0.25	1.06
Diluted	0.18	0.34	0.29	0.24	1.05

	Fiscal Year 2007
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$100,590	$71,313	$63,678	$55,792	$291,373
Gross Profit	11,914	9,671	8,177	7,742	37,504
Income From Operations	6,127	6,184	4,957	4,649	21,917
Net Income	5,042	5,293	4,180	4,010	18,525
Net Income per Common Share:
Basic	0.31	0.26	0.03	0.24	0.84
Diluted	0.30	0.25	0.03	0.22	0.80

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

•
In 2008, net revenues increased 85% to $539.8 million and net profit increased 70% to $31.4 million. In 2007, net revenues increased 103% to $291.4 million and net profit increased 351% to $18.5 million.

•
In 2008, basic earnings per share increased 26% to $1.06 and diluted earnings per share increased 31% to $1.05. In 2007, basic earnings per share increased 265% to $0.84 and diluted earnings per share increased 300% to $0.80.

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

The following table sets forth, as of March 1, 2009, the annual production capacity of our processing plants based on an eight-hour working day.

		Annual Capacity
Product	Location	in Metric Tons

Chilled and frozen pork	Changge, Henan Province	59,760
	Gongzhulin, Jilin Province	30,000
	Deyang, Sichuan Province	45,000
	Zhumadian, Henan Province	72,000
	Tianjin City	53,000
	Anyang, Henan Province	63,000
	Luoyang, Henan Province	70,000
	Shenzhou, Hebei Province	26,000
	Yongcheng, Henan Province	80,000
		498,760

		Annual Capacity
Product	Location	in Metric Tons

Prepared meat	Changge, Henan Province	54,000

Fruits and Vegetables	Changge, Henan Province	12,600

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

Impairment of Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of that asset.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.  We recorded an impairment loss of $2,209,127 in fiscal 2008 due to our decision to dispose of our Yanling production facility.  There were no impairment losses in fiscal 2007 or 2006.

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

	Sales by Division
	Year Ended December 31, 2008			Year Ended December 31, 2007
	Metric Tons	Sales Revenues (in millions)	Average Price/Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ MetricTon

Pork and Pork Products
Chilled pork	128,963	$289.3	$2,243	88,665	$151.0	$1,703
Frozen pork	86,085	187.9	2,183	62,819	102.6	1,633
Prepared pork products	24,621	53.7	2,181	16,416	29.2	1,779
Vegetables and Fruits	13,472	8.9	661	11,743	8.6	732

Total	253,141	$539.8	$2,132	179,643	$291.4	$1,622

The pork market in China is highly fragmented and in the markets in which we sell our products, no single supplier has a significant impact on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, then-applicable hog prices and pricing trends for similar products in the regions in which we operate.  In fiscal 2008, we increased our sales of chilled pork products by approximately $138.3 million over the amount of our sales of such products in fiscal 2007.  As shown in the table above, our average price during the fiscal 2008 was approximately $2,243 per metric ton for chilled pork whereas our average price during the fiscal 2007 was only $1,703 per metric ton for chilled pork.  Assuming the average price for chilled pork during fiscal 2008 was the same as the average price during fiscal 2007, the impact from the increase in metric tons of chilled pork sold was $68.6 million.  Assuming the number of metric tons sold in fiscal 2008 was the same as the number of metric tons sold fiscal 2007, the impact from the increase in prices of our chilled pork products was $47.9 million.  The impact from the combination of changes in prices and volume of chilled pork products sold totaled $21.8 million.

In fiscal 2008, we increased our sales of frozen pork products by approximately $85.3 million over the amount of our sales of such products in fiscal 2007. Our average price during fiscal 2008 was approximately $2,183 per metric ton for frozen pork whereas our average price during fiscal 2007 was only $1,633 per metric ton for frozen pork.  Assuming the average price for frozen pork during fiscal 2008 was the same as the average price during fiscal 2007, the impact from the increase in metric tons of frozen pork sold was $38.0 million.  Assuming the number of metric tons sold in fiscal 2008 was the same as the number of metric tons sold in fiscal 2007, the impact from the increase in prices of our frozen pork products was $34.6 million.  The impact from the combination of changes in prices and volume of frozen pork products sold totaled $12.7 million.

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

	Sales by Distribution Channel
	($ in millions)
	Years Ended December 31		Net	Percentage
	2008	2007	Change	of Change

Branded stores	$226.8	$129.3	$97.5	75%
Food services distributors	155.7	60.2	95.5	159%
Restaurants and noncommercial	152.0	85.8	66.2	77%
Export	5.3	16.1	(10.8)	(67)%

Total	$539.8	$291.4	$248.4	85%

The increase in sales to different distribution channels was mainly due to the following factors:

•	our production capacity has increased since our Luoyang production facilities commenced production in the second quarter of 2008;

•	we have built up our brand image and brand recognition through advertisements on China Central TV and local television and promotion;

•	we have increased the number of stores and other channels through which we sell our products; and

•	we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.

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

	Costs of Sales by Division
	Year Ended December 31, 2008			Year Ended December 31, 2007
	Metric Tons	Amount (in millions)	Average Cost/ Metric Ton	Metric Tons	Amount (in millions)	Average Cost/ MetricTon
Pork and Pork Products
Chilled pork	128,963	$253.2	$1,963	88,665	$131.8	$1,486
Frozen pork	86,085	168.6	1,959	62,819	91.3	1,453
Prepared pork products	24,621	42.0	1,706	16,416	23.6	1,438
Vegetables and Fruits	13,472	7.5	557	11,743	7.2	613

Total	253,141	$471.3	$1,862	179,643	$253.9	$1,413

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

These increases were partly offset by a $2.3 million decrease in non-cash compensation expenses related to the escrow arrangement we implemented in connection with our 2006 private placement.

Selling Expenses . Selling expenses increased from $5.0 million in fiscal 2007 to $9.9 million in fiscal 2008, which represented an increase of $4.9 million, or approximately 98%.  The increase in selling expenses was primarily the result of our increased sales of pork and pork products.  As a percentage of revenue, selling expenses increased to 1.8% in fiscal 2008 from 1.7% in fiscal 2007.  The increase in selling expenses was primarily due to a $2.3 million increase in transportation costs due to our increased sales of products and a $1.2 million increase in salary expense due to the expansion of our business, which required us to hire additional employees, and certain increased compensation levels as discussed above.

Research and Development Expenses. Research and development expenses increased from $0.2 million in fiscal 2007 to $0.7 million in fiscal 2008, which represented an increase of $0.5 million, or approximately 250%. The increase was due to our increased investment in new product development, our cooperation with different agriculture universities and institutes and an increase in our salary and welfare expenses because we employed more scientists in our research and development group.

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

The following table presents certain information regarding our sales by product division for fiscal 2007 and 2006.

	Sales by Division
	Year Ended December 31, 2007			Year Ended December 31, 2006
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	88,665	$151.0	$1,703	59,284	$71.8	$1,211
Frozen pork	62,819	102.6	1,633	43,785	50.9	1,162
Prepared pork products	16,416	29.2	1,779	9,838	15.4	1,565
Vegetables and Fruits	11,743	8.6	732	9,504	5.7	600

Total	179,643	$291.4	$1,622	122,411	$143.8	$1,175

As discussed above, the pork market in the PRC is highly fragmented and in the markets in which we sell our products, no single supplier has a significant impact on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the regions in which we operate.  In fiscal 2007, we increased our sales of chilled pork products by approximately $79.2 million over the amount of our sales of such products in fiscal 2006. As shown in the table above, our average price during fiscal 2007 was approximately $1,703 per metric ton for chilled pork whereas our average price during fiscal 2006 was only $1,211 per metric ton for chilled pork.  Assuming the average price for chilled pork during fiscal 2007 was the same as the average price during fiscal 2006, the impact from the increase in metric tons of chilled pork sold was $35.6 million.  Assuming the number of metric tons sold in fiscal 2007 was the same as the number of metric tons sold in fiscal 2006, the impact from the increase in prices of our chilled pork products was $29.2 million. The impact from the combination of changes in prices and volume of chilled pork products sold totaled $14.4 million.

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

	Costs of Sales by Division
	Year Ended December 31, 2007			Year Ended December 31, 2006
	Metric Tons	Amount (in millions)	Average Cost/Metric Ton	Metric Tons	Amount (in millions)	Average Cost/Metric Ton
Pork and Pork Products
Chilled pork	88,665	$131.8	$1,486	59,284	$61.7	$1,041
Frozen pork	62,819	91.3	1,453	43,785	44.2	1,009
Prepared pork products	16,416	23.6	1,438	9,838	12.5	1,271
Vegetables and Fruits	11,743	7.2	613	9,504	4.8	505

Total	179,643	$253.9	$1,413	122,411	$123.2	$1,006

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

General and Administrative Expenses.   General and administrative expenses increased from $5.1 million in fiscal 2006 to $10.3 million in fiscal 2007, which represented an increase of $5.2 million, or approximately 102%.  As a percentage of revenues, general and administrative expenses remained at 3.5% in fiscal 2006 and fiscal 2007.  In each of fiscal 2007 and 2006, we incurred a non-cash compensation expense in the amount of $2,250,116 in connection with the release from escrow to certain of our employees of shares of common stock that had been deposited into escrow by such employees in connection with our January 2006 private placement. On January 31, 2006, we completed a private placement in which we sold for an aggregate purchase price of $27.6 million, 3.45 million units, each unit consisting of two shares of our Series A convertible preferred stock and a warrant to purchase one share of our common stock.  In connection with this financing, nine individuals, including six of our employees, including Mr. Xianfu Zhu, our Chairman of the Board, Chief Executive Officer and President, and Mr. Baoke Ben, our Executive Vice President and a director of our company, deposited into escrow an aggregate of 1,125,056 shares of our common stock.  Under the terms of such escrow arrangement, 50% of such shares were to be released to the investors in the private placement if our audited net income in fiscal 2006, subject to certain adjustments, was less than $7.927 million, and the remaining 50% are to be released to such investors if our audited net income for the fiscal year 2007, subject to certain adjustments, was less than $15 million.  Under U.S. generally accepted accounting principles, the release of any of such escrow shares to any of our employees based on our fulfillment of stated performance thresholds constitutes a compensatory plan to such employees, which requires us to record a corresponding compensation expense in our financing statements.  As we satisfied the performance thresholds for fiscal 2006 and 2007, 50% of the escrowed shares were released to employee stockholders in April 2007, and the other 50% of the escrowed shares were released to employee stockholders in April 2008.

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

Selling Expenses.  Selling expenses increased from $3.5 million in fiscal 2006 to $5.0 million in fiscal 2007, which represented an increase of $1.5 million, or approximately 43%. As a percentage of revenue, selling expenses decreased from 2.4% in fiscal 2006 to 1.7% in fiscal 2007. The increase in selling expenses was primarily the result of the increased scale of our operations.

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

Net cash provided by operating activities was $65.8 million, $0.5 million and $9.5 million in fiscal 2008, 2007 and 2006, respectively.

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

In fiscal 2008, net cash provided by operating activities was $65.8 million, which represented an increase of $65.3 million as compared to the net cash provided by operating activities of $0.5 million in fiscal 2007. Of the $65.3  million increase, net income accounted for $12.9 million, non-cash items accounted for $4.3 million and changes in operating assets and liabilities accounted for $48.1 million. Of the non-cash items, depreciation and amortization accounted for $2.9 million of the change due to the fact that more plants, equipment and machinery were put into use during fiscal 2008.

Cash flow from changes in operating assets and liabilities accounted for approximately $48.1 million of the increase, as compared to the negative cash flow of $23.9 million from changes in operating assets and liabilities in fiscal 2007. Of the $48.1 million increase, $25.4 million was attributable to the change of cash flow from inventories due to the fact that our inventory balance at December 31, 2008 was reduced as our sales increased during the year and we built up our inventory at the end of 2007 as we expected pork prices to increase in early 2008; $4.6 million was attributable to the change of cash flow from accounts receivable due to the fact that the collection of accounts receivable in fiscal 2008 was significantly improved; $5.5 million was attributable to the change of cash flow from other receivables due to the fact that the collection of other receivables in fiscal 2008 improved; and we consumed $8.0 million more on purchase deposit due to the changes in market situation in hogs supply.

 Net cash used in investing activities was $120.7 million in fiscal 2008, which represented an increase of $67.5 million as compared to the net cash of $53.2 million used by investing activities in fiscal 2007. We spent $47.1 million more on the costs of construction for new production facilities, $8.2 million more on equipment and machinery and $4.8 million more on deposits for purchase of land usage rights in fiscal 2008 compared to the prior year. The cash spent on building new production facilities was a result of implementing our development strategy of deploying new production facilities to increase our geographical market coverage.

Net cash provided by financing activities was $49.0 million in fiscal 2008, a decrease of $25.4 million compared to the net cash provided by financing activities of $74.4 million in fiscal 2007. We received $21.6 million in net proceeds from long-term bank loans in fiscal 2008 and no such proceeds in the prior year. We received $62.8 million of net proceeds from the issuance of common stock in 2007 and we did not have any such activities in 2008.  We received $1.5 million of net proceeds from the exercise of stock options and warrants during 2008 and we did not have such activities during 2007. In addition, we issued $14.6 million more of bank notes during fiscal 2008 and we paid off short-term loans by $4.7 million during fiscal 2008 compared to the prior year.

At December 31, 2008, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $67.9 million with a weighted average interest rate per annum of 6.30%, and lines of credit with aggregate credit availability of $175.4 million, as follows:

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date

Short-term Loans

Agriculture Bank of China	$73,286,918	$1,026,017	5.31%	12/21/2009
		4,397,215	5.31	12/21/2009

Industrial and Commercial Bank of China	21,986,075	-

China Construction Bank	5,862,953	-

Agriculture Development Bank of China	102,601,686	5,130,084	7.47%	04/27/2009
		7,328,692	7.47	05/11/2009
		10,553,316	7.47	05/28/2009
		4,104,067	7.47	05/28/2009

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date

Shanghai Pudong development Bank of China	10,260,169	3,810,920	5.31%	03/26/2009
		4,397,215	5.31	03/26/2009

Bank of China	10,260,169	8,061,561	7.10%	02/21/2009

Commercial Bank of China	7,328,692	4,397,215	5.31%	05/20/2009
		2,931,477	5.31	06/27/2009

Guangdong Development Bank	4,397,215	4,397,215	7.29%	09/17/2009

China Minsheng Bank	4,397,215	4,397,215	6.21%	04/07/2009

Rabo Bank	2,931,477	2,931,477	7.47%	05/28/2009

City Finance –short-term	-	29,315	0.00%	Extendable
Total		$67,893,001

Canadian Government Transfer Loan – Current portion		$145,671	6.02%	05/15/2009

Long-term Loan

Bank of Communications	5,862,953	5,862,953	5.56%	11/27/2010

CITIC Industrial Bank	5,862,953	4,397,215	5.40%	01/23/2010

Rabo Bank	11,725,906	5,862,953	5.40%	06/15/2011
		5,862,953	5.40%	07/09/2011

Canadian Government Transfer Loan		$1,489,100	*	05/15/2043

Total	$266,764,381	$23,475,174

*
29% of the outstanding principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free.  All repayments are applied first to the interest-bearing portion of this loan.

Of our outstanding short-term indebtedness at December 31, 2008, $38.5 million aggregate principal amount of loans was secured by our land and plants located in the PRC and $29.3 million aggregate principal amount of loans was guaranteed by Xuji Group Co., Ltd., an unaffiliated third party.

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

Fiscal Year 2007

Cash provided by operating activities in fiscal 2007 consisted primarily of our net profit of $18.5 million, an increase of $3.6 million in other receivables, an increase of $2.8 million in accounts payable and other payables due to improved payment terms from suppliers, an increase of $2.5 million in non-cash compensation expense adjustment, an increase of $2.1 million in depreciation expense, an increase of $1.3 million in accrued liability and an increase of $1.1 million in deposits from clients.  Cash used in operating activities in fiscal 2007 was primarily attributable to an increase of $14.5 million in inventory, an increase of $5.8 million in purchase deposits in order to secure our supply of live hogs, an increase of $4.9 million in accounts receivables, an increase of $0.4 million in taxes payable, an increase of $2.9 million in other receivables and an increase of $1.5 million in prepaid expense and deferred charges. The increase in both accounts receivable and inventory levels during the period was primarily due to our increased sales, increased selling prices and increased costs of live hogs.  During 2007, management focused on reducing the average age of our accounts receivable.  Our average accounts receivable turnover days decreased from approximately 30 days in fiscal 2006 to approximately 20 days in fiscal 2007.  At the same time, our average inventory turnover days increased from approximately 18 days in fiscal 2006 to approximately 26 days in fiscal 2007.

Net cash used in investing activities was $53.2 million in fiscal 2007. At December 31, 2007, our investment in facilities construction in progress increased by approximately $29.4 million as compared to the amount of such investment at December 31, 2006.  During the year ended December 31, 2007, a total of $6.9 million was invested in the purchase of fixed assets. In addition, we expended an additional $13.5 million for an investment in land use rights during the year ended December 31, 2007.

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

Fiscal Year 2006

Net cash provided by operating activities in fiscal 2006 was primarily attributable to the net income of $4.1 million generated in fiscal 2006 and an increase of $9.8 million in accounts payable and other payables due to improved payment terms to suppliers.  In addition, due to our failure to have our registration statement filed under the Securities Act of 1933, as amended, declared effective by the Securities and Exchange Commission during fiscal 2006, we accrued $8.4 million of penalty expense, of which $1.0 million was paid by cash and $7.3 million was paid by issuing shares of our common stock and warrants.  The net cash provided by operating activities in fiscal 2006 also included $2.3 million in non-cash compensation adjustment.  Net cash used in operating activities in fiscal 2006 was primarily attributable to increases in inventories, accounts receivable and taxes payable in the amounts of $7.7 million, $3.4 million and $1.7 million, respectively.  During fiscal 2006, management also focused on reducing the average age of our accounts receivable.  Our average accounts receivable turnover days decreased from approximately 44 days in fiscal 2005 to approximately 30 days in fiscal 2006.  In addition, our average inventory turnover days increased from approximately 16 days in fiscal 2005 to approximately 18 days in fiscal 2006.

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

		Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$23,621	$146	$22,277	$146	$1,052
Interest Payable	1,836	8	1,820	8	—
Capital lease obligations	4,694	1,707	2,987	-	-
Operating lease obligations	1,949	769	1,180	-	-
Total	$32,100	$2,630	$28,264	$154	$1,052

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

10.1
Loan Agreements between Agricultural Bank of China, Xuchang Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2 2006.*

10.2
Loan Agreement dated March 31, 2005 between CITIC Industrial Bank, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.3
Loan Agreements between Shanghai Pudong Development Bank, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.4
Loan Agreements between China Construction Bank, Xuchang Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.5
Transfer Loan Agreement dated May 31, 2005 between Bank of Communications, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.6
Term Loan Facility, dated as of May 6, 2008, between Henan Zhongpin Food Share Co., Ltd. and Rabobank Nederland Shanghai Branch, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Securities and Exchange Commission on August 11, 2008.  ( Translated from Mandarin ).

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

10.15	Shareholder Trust Agreement, dated October 10, 2006, between Henan Zhongpin Food Share Co., Ltd. and Liu Chaoyang. (Translated from Mandarin) (1)

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

10.22
Asset Acquisition Agreement, dated as of June 29, 2007, between Henan Zhongpin Food Share Co., Ltd. and Deyang East China Food Company Limited, incorporated by reference to our Current Report on Form 8-K filed July 3, 2007. ( Translated from Mandarin ).

10.23
Leasing Contract, dated as of September 6, 2007 between Tianjin Shuli Enterprise Co., Ltd. and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2007.   ( Translated from Mandarin ).

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

10.26
Financial Lease Contract, dated as of October 28, 2008, between Henan Zhongpin Food Share Co., Ltd. and CMB Financial Leasing Co., Ltd., incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. ( Translated from Mandarin ).

10.27
Cross-Guarantee Agreement, dated as of April 1, 2008, between Henan Zhongpin Food Share Co., Ltd. and Xuji Group Co., Ltd., incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008.  ( Translated from Mandarin ).

10.28
Assets Leasing Agreement, dated as of November 26, 2008, between Hengshui Zhongpin Food Co., Ltd. and Shenzhou Chenguang Meat Products Facility, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.  ( Translated from Mandarin ).

10.29
Assets Leasing Agreement, dated as of December 30, 2008, between Henan Zhongpin Food Share Co., Ltd. and Hilin Huazheng Agricultural & Animal Husbandry Development Co., Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008.  ( Translated from Mandarin ).

14.1
Code of Business Conduct and Ethics of the Registrant, incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006.

21.1	List of Subsidiaries of Registrant. (1)

23.1	Consent of BDO Guangdong Dahua Delu CPAs. (1)

23.2	Consent of Child, Van Wagoner & Bradshaw, PLLC. (1)

23.3	Consent of BDO Guangdong Dahua Delu CPAs. #

23.4	Consent of Child, Van Wagoner & Bradshaw, PLLC. #

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.3	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.4	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.3	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.4	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

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

#	Filed herewith

*	Original agreement in Mandarin, summary of key terms attached.

(1)	Previously filed with the Annual Report on Form 10-K of Zhongpin Inc. for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009.

(2)	Previously furnished with the Annual Report on Form 10-K of Zhongpin Inc. for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 27th day of August 2009.

Zhongpin Inc.
(Company)

By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

Zhongpin Inc.
Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

Zhongpin, Inc.
Consolidated Financial Statements

BDO Guangdong Dahua Delu        11th Floor B Block Union Square 5022
Certified Public Accountants            Binhe Road Shenzhen 518033P.R.China
Telephone：+86-755-82900952
Fax：+86-755-82900965

德豪国际	中国深圳滨河大道 5022 号联合广场
广东大华德律会计师事务所	B 座 11 楼 邮编：518033
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

/s/ Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 24, 2008

ZHONGPIN INC.

CONSOLIDATED  BALANCE  SHEETS
(Amounts in U.S. dollars)

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$41,857,166	$45,142,135
Restricted cash	17,040,201	3,559,401
Bank notes receivable	1,268,890	—
Accounts receivable, net of allowance for doubtful accounts of $1,215,901 and $1,341,872	20,432,752	18,982,312
Other receivables, net of allowance for doubtful accounts of $500,447 and $500,447	1,907,243	4,826,279
Purchase deposits	4,308,852	6,059,782
Inventories	16,724,217	25,922,125
Prepaid expenses	360,265	1,667,448
VAT recoverable	7,432,365	4,350,795
Assets held for sale	623,871	—
Deferred tax assets	311,055	—
Other current assets	96,402	—
Total current assets	112,363,279	110,510,277

Property, plant and equipment (net)	133,684,051	66,429,654
Deposits for purchase of land usage rights	6,429,295	—
Construction in progress	40,773,039	16,811,740
Land use rights	35,983,947	23,339,142
Deferred charges	231,769	13,231
Other non-current assets	412,503	—

Total assets	$329,877,883	$217,104,044

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$67,893,001	$47,668,592
Bank notes payables	13,252,180	6,160,502
Long-term loans -current portion	145,671	145,671
Accounts payable	9,528,937	4,145,842
Other payables	7,130,384	6,416,354
Accrued liabilities	5,055,660	3,014,600
Deposits from customers	4,331,774	1,876,665
Research and development grants payable	—	490,288
Tax payable	1,382,589	202,676
Deferred tax liabilities	94,812	—
Total current liabilities	108,815,008	70,121,190

Deposits from customers	2,420,967	—
Capital lease obligation	4,252,743	—
Amount due to Shareholders	—	2,330,491
Long-term loans	23,475,174	1,634,769
Total liabilities	138,963,892	74,086,450

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

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars)

	Year Ended December 31,
	2008	2007	2006

Revenues
Sales revenues	$539,825,135	$291,373,424	$143,812,212
Cost of sales	(471,264,359)	(253,869,543)	(123,195,870)
Gross profit	68,560,776	37,503,881	20,616,342

Operating expenses
General and administrative expenses	(17,944,100)	(10,301,083)	(5,098,274)
Selling expenses	(9,922,993)	(5,037,489)	(3,485,397)
Research and development	(715,057)	(248,000)	(141,000)
Impairment Loss	(3,180,951)	—	—
Amortization of loss from sale-leaseback transaction	(16,389)	—	—
Penalty	—	—	(8,354,205)
Total operating expenses	(31,779,490)	(15,586,572)	(17,078,876)

Income from operations	36,781,286	21,917,309	3,537,466

Other income (expense)
Interest expense	(3,361,356)	(2,461,601)	(1,239,067)
Other income (expenses)	(10,189)	273,583	50,589
Exchange gain (loss)	(51,913)	27,564	(21,377)
Government subsidies	487,777	200,005	2,364,803
Total other income (expense)	(2,935,681)	(1,960,449)	1,154,948

Net income before taxes	33,845,605	19,956,860	4,692,414
Provision for income taxes	(2,468,659)	(1,431,579)	(568,433)

Net income after taxes	31,376,946	18,525,281	4,123,981
Less: minority interest in gain	—	-	15,047

Net income	31,376,946	18,525,281	4,108,934
Foreign currency translation adjustment	10,908,633	6,503,190	1,379,019
Comprehensive income	$42,285,579	$25,028,471	$5,487,953

Basic earnings per common share	$1.06	$0.84	$0.35
Diluted earnings per common share	$1.05	$0.80	$0.20
Basic weighted average shares outstanding	29,475,817	18,000,437	11,761,932
Diluted weighted average shares outstanding	29,834,513	23,077,864	20,334,260

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amount in U.S. dollars)

	Preferred Stock		Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Par value	Shares	Par value	Capital	Earnings	Income	Total
Balance January 1, 2006	-	$-	11,752,568	$11,753	$2,102,933	$12,097,834	$303,748	$14,516,268

Preferred stock sold for cash	6,900,000	6,900	-	-	27,593,100	-	-	27,600,000
Cost of issuance	-	-	-	-	(4,489,297)	-	-	(4,489,297)
Warrant expense	-	-	-	-	22,330	-	-	22,330
Common stock issued for damages	-	-	379,743	380	2,847,693	-	-	2,848,073
Warrants issued for damages	-	-	-	-	4,461,776	-	-	4,461,776
Compensation expense-release of escrow shares	-	-	-	-	2,250,116	-	-	2,250,116
Net income for the year-restated	-	-	-	-	-	4,108,934	-	4,108,934
Foreign currency translation adjustment	-	-	-	-	-	-	1,379,019	1,379,019
Balance December 31, 2006	6,900,000	6,900	12,132,311	12,133	34,788,651	16,206,768	1,682,767	52,697,219

Preferred stock converted to common	(3,775,000)	(3,775)	3,775,000	3,775	-	-	-	-
Common Stock and warrants(net of offering cost) – cash exercise	-	-	9,814,458	9,814	62,818,946	-	-	62,828,760
Common Stock and warrants – cashless exercise	-	-	169,798	170	(170)	-	-	—
Compensation expense-release of escrow shares	-	-	-	-	2,250,116	-	-	2,250,116
Warrant expense	-	-	-	-	15,950	-	-	15,950
Compensation expense - options granted	-	-	-	-	197,078	-	-	197,078
Net income for the year	-	-	-	-	-	18,525,281	-	18,525,281
Foreign currency translation adjustment	-	-	-	-	-	-	6,503,190	6,503,190
Balance December 31, 2007	3,125,000	3,125	25,891,567	25,892	100,070,571	34,732,049	8,185,957	143,017,594

Preferred stock converted to common	(995,800)	(996)	995,800	996	-	-	-	—
Common Stock and warrants (net of offering cost) – cash exercise	-	-	303,671	303	1,543,284	-	-	1,543,587
Common Stock and warrants - cashless exercise	-	-	313,880	314	(314)	-	-	—
Shareholder’s donation	-	-	-	-	2,591,463	-	-	2,591,463
Compensation expense - options granted	-	-	-	-	1,475,768	-	-	1,475,768
Net income for the year	-	-	-	-	-	31,376,946	-	31,376,946
Foreign currency translation adjustment	-	-	-	-	-	-	10,908,633	10,908,633

Balance December 31, 2008	2,129,200	$2,129	27,504,918	$27,505	$105,680,772	$66,108,995	$19,094,590	$190,913,991

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amount in U.S. dollars)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$31,376,946	$1 8,525,281	$4 ,108,934
Adjustments to reconcile net income to net case provided by (used in) operations:
Minority interest	—	—	15,047
Acquisition gain	—	—	1,066
Depreciation	4,764,421	2,087,551	973,618
Amortization	602,511	397,975	127,449
Provision for allowance for bad debt	274,615	865,487	(1,304,589)
Impairment loss	3,180,951	—	—
Deferred tax assets	(305,450)	—	—
Deferred tax liabilities	93,103	—	—
Liquidated damages	—	—	7,309,848
Warrant expenses	145,791	15,950	22,330
Non-cash compensation adjustment	1,329,977	2,447,194	2,250,116

Changes in operating assets and liabilities:
Accounts receivable	(381,737)	(4,938,690)	(3,425,421)
Other receivable	2,700,131	(2,849,234)	104,556
Purchase deposits	2,167,512	(5,818,276)	220,836
Prepaid expense	(159,685)	(1,459,077)	(45,364)
Inventories	10,830,892	(14,545,432)	(7,730,167)
Tax refunds receivable	(3,495,617)	(2,875,306)	(434,770)
Long term deferred charges	(17,018)	46,140	(56,063)
Accounts payable	4,998,410	2,836,895	9,766,497
Other payable	2,942,790	3,555,551	668,899
Research and development grants payable	(273,807)	215,612	(2,188,232)
Accrued liabilities	491,730	1,265,329	838,137
Taxes payable	2,220,364	(388,705)	(1,677,220)
Deposits from customers	2,280,645	1,100,001	(85,584)
Net cash provided by (used in) operating activities:	65,767,475	484,246	9,459,923

Cash flows from investing activities:
Deposits for purchase of land usage rights	(4,783,718)	—	—
Construction in progress	(76,572,004)	(29,429,905)	(17,051,855)
Additions to property and equipment	(15,031,502)	(6,861,585)	(1,820,630)
Additions to intangible assets	(11,573,776)	(13,538,428)	(7,404,402)
Proceeds on sale of fixed assets	238,450	72,134	-
Increase in restricted cash	(12,990,885)	(3,417,545)	—
Net cash used in investing activities	(120,913,435)	(53,175,329)	(26,276,887)

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amount in U.S. dollars)

	Years Ended December 31,
	2008	2007	2006

Cash flows from financing activities:
Proceeds (repayment) from (of) Bank notes	5,290,384	(9,332,527)	(619,579)
Proceeds from short-term loans	77,435,698	49,680,043	30,081,418
Repayment of short-term loans	(60,883,458)	(28,391,914)	(25,232,072)
Proceeds from long-term loans	21,589,878	(397,072)	(352,105)
Repayments of long-term loans	(145,275)	—	—
Proceeds from long-term payables	4,176,107	—	—
Proceeds from preferred stock	—	—	23,110,703
Proceeds from common stock	—	62,828,760	—
Proceeds from exercised warrants	1,543,587	—	—
Net cash provided by financing activities	49,006,921	74,387,290	26,988,365

Effect of rate changes on cash	2,654,070	1,753,114	1,379,019
Increase (decrease) in cash and cash equivalents	$(3,284,970 </fo nt> )	$23,449,321	$11,550,420
Cash and cash equivalents, beginning of period	$45,142,135	$21,692,814	$10,142,394
Cash and cash equivalents, end of period	$41,857,166	$45,142,135	$21,692,814

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,462,627	$2,644,347	$1,554,883
Cash paid for income taxes	$1,162,359	$1,606,745	$323,866

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

The following table presents allowance activities in accounts receivable.

	December 31,
	2008	2007

Beginning balance	$1,341,872	$412,026
Additions charged to expense	-	929,846
Write-off	-	-
Recovery	(125,971)	-

Ending balance	$1,215,901	$1,341,872

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of that asset.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.  There was no impairment loss for the years ended December 31, 2007 and 2006. However, there was an impairment loss of $2,209,127 in the year ended December 31, 2008 due to the decision to dispose of the Company’s Yanling facility.  In addition to such $2.2 million write-off, a VAT recoverable of approximately $1.0 million related to the Yanling facility was also deemed impaired and written off due to the termination of operations in Yanling.

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

Adoption of SFAS No. 159

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits enterprises to elect to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any assets or liabilities that were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

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

3.	INVENTORIES

Inventories at December 31, 2008 and 2007 consisted of:

	At December 31,
	2008	2007

Raw materials	$4,361,160	$1,242,717
Low value consumables and packaging	817,862	1,027,223
Work-in-progress	1,961,693	4,899,169
Finished goods	9,583,502	18,753,016

Inventories	$16,724,217	$25,922,125

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost at December 31, 2008 and 2007 is as follows:

	At December 31,
	2008	2007
Plants and buildings	$86,521,013	$42,711,397
Machinery and equipment	50,803,893	26,964,304
Office furniture and equipment	2,043,418	818,528
Vehicles	2,463,388	1,491,544
Accumulated depreciation	(8,147,661)	(5,556,119)
	$133,684,051	$66,429,654

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

4.	PROPERTY, PLANT AND EQUIPMENT (continued)

The depreciation expenses for the years ended December 31, 2008, 2007 and 2006 were $4,764,421, $1,885,778 and $784,728, respectively.

Of the above information, property, plant and equipment under the sale-leaseback agreement at cost at December 31, 2008 and 2007 is as follows:

	At December 31,
	2008	2007
Plants and buildings	$487,547	$—
Machinery and equipment	6,092,053	—
Accumulated depreciation	(90,809)	—
	$6,488,791	$—

The depreciation expenses from the assets under capital lease for the years ended December 31, 2008, 2007 and 2006 were $89,173 (which was included in the above $4,764,412), $0 and $0, respectively.

5.	LAND USE RIGHTS

The Company’s land use rights at December 31, 2008 and 2007 are summarized as follows:

	At December 31,
	2008	2007

Land use rights	$37,249,227	$23,989,174
Accumulated amortization	(1,265,280)	(650,032)
	$35,983,947	$23,339,142

The amortization of land use rights for the years ended December 31, 2008, 2007 and 2006 were $602,511, $397,975, and $127,449, respectively.

6.	CONSTRUCTION IN PROGRESS

Construction in progress at December 31, 2008 and 2007 consisted of:

	Date or Estimated Date Put in Service(1)	At December 31,
Construction Project		2008	2007
Replacement and maintenance in Changge industrial park	January 2009	$48,435	-
Waste water solution system in Deyang	April 2009	7,329	-
Production facility for chilled and frozen pork in Zhumadian	April 2009	16,709	$523,359
Production facility for chilled and frozen pork in Anyang	Completed	-	2,069,446
Production line for prepared pork in Changge industrial plant	December 2008	547,225	-
Production line for fruits and vegetables in Changge industrial park	April 2009	13,670,361	-
Production facility for chilled and frozen pork in Luoyang	December 2008	-	6,481,730
Production facility for chilled and frozen pork in Yongcheng	April 2009	25,434,684	55,347
Logistic hub and cooling storage in Changge industrial park	May 2008	-	7,673,644
Water solution Station in Changge industrial plant	December 2008	1,048,296	8,214

		$40,773,039	$16,811,740

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

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

9.	LONG TERM BANK LOANS (continued)

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

11.	INCOME TAX

The income before income taxes for the years ended December 31, 2008, 2007 and 2006 was as following:

	Years Ended December 31,
	2008	2007	2006

Income in China-based entities	$37,605,710	$24,345,602	$16,672,864
Income in non-China and non-US entities	32,626	76,592	30,630
Loss in the U.S entity	(3,388,941)	(4,500,206)	(12,159,152)
Elimination during consolidation process	(173,229)	(94,814)	(10,848)

Income before income taxes	$34,076,166	$19,827,174	$4,533,494

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

11.	INCOME TAX (continued)

The income tax provision for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Years Ended December 31,
	2008	2007	2006
Current:
China	$2,681,006	$1,431,579	$568,433
Federal	—	—	—
State	—	—	—

Deferred:
China	(212,347)	—	—
U.S.	—	—	—

	$2,468,659	$1,431,579	$568,433

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

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Years Ended December 31,
	2008	2007
Expected life (years)	—	3-5
Expected volatility	—%	46 - 55%
Risk-free interest rate	—%	3.63 – 4.19%
Dividend yield	—%	—%

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

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

14.	EARNINGS PER SHARE

Earnings per share (basic and diluted) for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006
Net income attributable to common shares	$31,376,946	$15,081,431	$2,670,877

Basic Earnings Per Share
Basic earnings per share from net income	$1.06	$0.84	$0.23

Diluted Earning Per Share
Diluted earnings per share from net income	$1.05	$0.80	$0.20

Weighted average number of common shares outstanding – Basic	29,475,817	18,000,437	11,761,932
Dilutive effect of stock options	358,696	5,077,427	8,572,328
Weighted average number of common shares outstanding – Diluted	29,834,513	23,077,864	20,334,260

15.	GOVERNMENT SUBSIDIES

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

Legal Proceedings

From time to time, the Company has disputes that arise in the ordinary course of business.  As of December 31, 2008, there was no material legal proceeding to which the Company was a party or to which any of the Company’s assets was subject that will have a material adverse effect on the Company’s financial condition.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS
16.	COMMITMENTS AND CONTINGENCIES (continued)

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

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

17.	SEGMENT REPORTING (continued)

	Sales by Division
	(U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Pork and Pork Products
Chilled Pork	$289.3	$151.0	$138.3	92%
Frozen Pork	187.9	102.6	85.3	84%
Prepared Pork Products	53.7	29.2	24.5	84%
Vegetables and Fruits	8.9	8.6	0.3	3%
Total	$539.8	$291.4	$248.4	85%

	Cost of Sales by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Pork and Pork Products	$463.8	$246.7	$217.1	88%
Vegetables and Fruits	7.5	7.2	0.3	4%
Total	$471.3	$253.9	$217.4	86%

	Sales by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products
Chilled Pork	$151.0	$71.8	$79.2	110%
Frozen Pork	102.6	50.9	51.7	102%
Prepared Pork Products	29.2	15.4	13.8	90%
Vegetables and Fruits	8.6	5.7	2.9	49%
Total	$291.4	$143.8	$147.6	103%

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

17.	SEGMENT REPORTING (continued)

	Cost of Sales by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products	$246.7	$118.4	$128.3	108%
Vegetables and Fruits	7.2	4.8	2.4	50%
Total	$253.9	$123.2	$130.7	106%

	Gross Profit by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Pork and Pork Products	$67.1	$36.1	31.0	86%
Vegetables and Fruits	1.4	1.4	—	0%
Total	$68.5	$37.5	31.0	83%

	Gross Profit by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2007	2006	2007/2006	2007/2006
Pork and Pork Products	$36.1	$19.7	16.4	83%
Vegetables and Fruits	1.4	0.9	0.5	56%
Total	$37.5	$20.6	16.9	82%

18.	QUARTERLY FINANCIAL INFORMATION

	Year Ended December 31, 2008
	Q4	Q3	Q2	Q1	Total

	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$139,817	$153,753	$137,527	$108,728	$539,825
Gross Profit	17,678	19,587	17,104	14,192	68,561
Income From Operations	8,292	11,354	9,332	7,803	36,781
Net Income	5,517	10,050	8,522	7,288	31,377
Net Income per Common Share:
Basic	0.18	0.34	0.29	0.25	1.06
Diluted	0.18	0.34	0.29	0.24	1.05

	Year Ended December 31, 2007
	Q4	Q3	Q2	Q1	Total

	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$100,590	$71,313	$63,678	$55,792	$291,373
Gross Profit	11,914	9,671	8,177	7,742	37,504
Income From Operations	6,127	6,184	4,957	4,649	21,917
Net Income	5,042	5,293	4,180	4,010	18,525
Net Income per Common Share:
Basic	0.31	0.26	0.03	0.24	0.84
Diluted	0.30	0.25	0.03	0.22	0.80

19.	SUBSEQUENT EVENT

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