Form 10-Q
period 2009-09-30
ZHONGPIN INC.
filed 2009-11-09
CIK 1277092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐ NO ☒

As of November 4, 2009, 34,477,719 shares of the registrant’s common stock were outstanding.

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

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

The results of operations for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,802,325	$41,857,166
Restricted cash	25,559,875	17,040,201
Bank notes receivable	5,323,181	1,268,890
Accounts receivable, net of allowance for doubtful accounts of $1,402,612 and $1,215,901	26,272,416	20,432,752
Other receivables, net of allowance for doubtful accounts of $151,826 and $500,447	1,106,285	1,907,243
Purchase deposits	7,461,129	4,308,852
Inventories	31,940,372	16,724,217
Prepaid expenses and deferred charges	241,124	360,265
VAT recoverable	12,737,825	7,432,365
Assets held for sale	—	623,871
Deferred tax assets	310,759	311,055
Other current assets	130,745	96,402
Total current assets	137,886,036	112,363,279

Property, plant and equipment (net)	187,908,499	133,684,051
Deposits for purchase land usage right	8,717,719	6,429,295
Construction in progress	32,589,566	40,773,039
Land usage rights	61,440,278	35,983,947
Deferred charges	176,889	231,769
Other non-current assets	412,110	412,503
Total assets	$429,131,097	$329,877,883

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$96,805,828	$67,893,001
Bank notes payable	19,859,423	13,252,180
Long-term loans - current portion	4,538,700	145,671
Accounts payable	11,022,371	9,528,937
Other payables	18,117,760	7,130,384
Accrued liabilities	6,038,090	5,055,660
Deposits from customers	5,919,773	4,331,774
Tax payable	1,233,591	1,382,589
Deferred tax liabilities	94,722	94,812
Total current liabilities	163,630,258	108,815,008

Deposits from customers	1,638,159	2,420,967
Capital lease obligation	3,166,935	4,252,743
Long-term loans	33,631,815	23,475,174
Total liabilities	202,067,167	138,963,892

The accompanying notes are an integral part of these consolidated financial statements.

	September 30, 2009	December 31, 2008
	(Unaudited)
Equity
Preferred stock: par value $0.001; 25,000,000 authorized; 644,037 and 2,129,200 shares issued and outstanding	644	2,129
Common stock: par value $0.001; 100,000,000 authorized; 29,233,682 and 27,504,918 shares issued and outstanding	29,233	27,505
Additional paid in capital	108,298,215	105,680,772
Retained earnings	99,808,453	66,108,995
Accumulated other comprehensive income	18,927,385	19,094,590
Total equity	227,063,930	190,913,991
Total liabilities and equity	$429,131,097	$329,877,883

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues
Sales revenues	$194,851,183	$153,752,841	$510,547,733	$400,007,165
Cost of sales	(171,143,879)	(134,166,298)	(448,729,105)	(349,125,172)
Gross profit	23,707,304	19,586,543	61,818,628	50,881,993

Operating expenses
General and administrative expenses	(4,481,072)	(4,486,746)	(13,329,063)	(13,906,208)
Selling expenses	(3,768,061)	(3,032,930)	(9,348,419)	(7,348,563)
Research & development expenses	22,383	(712,620)	(2,968)	(1,138,030)
Gain on disposal of a subsidiary	57	—	654,143	—
Amortization of loss from sale-leaseback transaction	(16,669)	—	(49,998)	—
Total operating expenses	(8,243,362)	(8,232,296)	(22,076,305)	(22,392,801)

Income from operations	15,463,942	11,354,247	39,742,323	28,489,192

Other income (expense)
Interest expense, net	(1,740,306)	(1,650,110)	(4,503,801)	(2,453,138)
Other income (expense), net	106,236	64,440	397,585	(36,883)
Government subsidies	6,981	482,801	229,389	1,054,684
Total other income (expense)	(1,627,089)	(1,102,869)	(3,876,827)	(1,435,337)

Net income before taxes	13,836,853	10,251,378	35,865,496	27,053,856
Provision for income taxes	(602,142)	(200,986)	(2,166,038)	(1,193,893)

Net income	$13,234,711	$10,050,392	$33,699,458	$25,859,963

Foreign currency translation adjustment	$95,942	$1,875,399	$(167,205)	$11,645,902
Comprehensive income	$13,330,653	$11,925,791	$33,532,253	$37,505,865

Basic earnings per common share	$0.44	$0.34	$1.13	$0.90
Diluted earnings per common share	$0.44	$0.34	$1.12	$0.89
Basic weighted average shares outstanding	29,744,291	29,543,640	29,711,018	28,587,287
Diluted weighted average shares outstanding	30,217,697	29,905,010	30,026,153	29,019,128

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars) (Unaudited)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$33,699,459	$25,859,963
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	6,031,646	3,194,119
Amortization	700,336	321,975
Allowance for doubtful accounts	(159,649)	876,515
Other income	(105,734)	—
Gain on disposal of a subsidiary	(649,726)	—
Non-cash compensation expense	1,206,486	1,172,465

Changes in operating assets and liabilities:
Accounts receivable	(6,087,329)	2,026,268
Other receivables	1,109,764	3,106,460
Purchase deposits	(3,353,892)	(1,247,842)
Prepaid expense	118,728	(26,296)
Inventories	(15,233,775)	4,900,962
Tax refunds receivable	(5,310,123)	(3,131,223)
Other current assets	(34,419)	—
Deferred charges	54,635	—
Accounts payable	1,520,789	1,523,517
Other payables	6,787,710	2,432,317
Accrued liabilities	1,083,418	2,756,036
Taxes payable	(147,615)	1,300,681
Deposits from customers	943,127	2,608,668
Net cash provided (used) by operating activities	22,173,836	47,674,585

Cash flows from investing activities:
Deposits for purchase of land usage rights	(7,128,875)	(28,654)
Construction in progress	(43,576,794)	(57,838,392)
Additions to property and equipment	(8,610,134)	(10,691,673)
Additions to land usage rights	(17,093,428)	(370,161)
Proceeds on disposal of fixed assets	111,548	75,669
Increase in restricted cash	(8,532,020)	(1,480,708)
Proceeds from disposal of a subsidiary	1,226,289	—
Net cash used in investing activities	(83,603,414)	(70,333,919)

Cash flows from financing activities:
Proceeds from (repayment of) bank notes, net	2,563,194	(6,293,518)
Proceeds from short-term bank loans	28,964,439	17,757,665
Proceeds from long-term bank loans	14,641,258	15,752,767
Repayment of long-term bank loans	(75,855)	(195,111)
Proceeds from capital lease obligations	(1,081,270)	—
Proceeds from exercise of warrants	1,411,200	1,236,923

Net cash provided by financing activities	46,422,966	28,258,726

Effects of rate changes on cash	(48,229)	3,436,331
Increase (decrease) in cash and cash equivalents	(15,054,841)	9,035,723
Cash and cash equivalents, beginning of period	41,857,166	45,142,135
Cash and cash equivalents, end of period	$26,802,325	$54,177,858

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,311,058	$3,691,752
Cash paid for income taxes	2,663,578	436,073

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           ORGANIZATION AND NATURE OF OPERATIONS

Zhongpin Inc. (the “Company”) was established under the laws of the State of Delaware on February 4, 2003.  The Company is a public holding company holding an equity interest in its subsidiaries outside the U.S.  Its operating subsidiaries are located in the People’s Republic of China (the “PRC”) and focus on two business divisions: pork and pork products, and vegetables and fruits. The pork and pork products division is involved primarily in the processing of live market hogs into fresh, frozen and processed pork products which are sold domestically to retail stores, food retailers, wholesalers, distributors, restaurants, hotel chains and food service establishments, such as schools, governments, healthcare facilities, the military and other food processors, as well as to certain international markets in a limited scope.  The vegetables and fruits segment is involved primarily in the processing of frozen vegetables and fruits that are exported or sold to our branded stores and food retailers.

The Company holds a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which the Company holds a 100% interest in its China-based subsidiaries, each of which was organized under the laws of the PRC.  The Company’s China-based subsidiaries include the following:

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Henan Zhongpin Food Company, Ltd.	Sep. 15, 2005	$84,300,000	100%

Henan Zhongpin Food Share Company, Ltd.	Jan. 20, 2000	626,900,000 RMB ($82,011,411)	100%

Henan Zhongpin Import and Export Trading Company	Aug. 11, 2004	5,060,000 RMB ($611,111)	100%

Zhumadian Zhongpin Food Company Limited	June 7, 2006	60,000,000 RMB ($8,585,399)	100%

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	4,800,000 RMB ($606,927)	100%

Henan Zhongpin Fresh Food Logistics Company Limited	Sept. 14, 2006	1,500,000 RMB ($189,665)	100%

Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB ($1,967,799)	100%

Henan Zhongpin Business Development Company Limited	Sept. 27, 2006	5,000,000 RMB ($632,215)	100%

Heilongjiang Zhongpin Food Company Limited	Oct. 17, 2006	1,000,000 RMB ($126,406)	100	%(1)
Luoyang Zhongpin Food Company Limited	April 26, 2007	5,000,000 RMB ($647,677)	100%
Yongcheng Zhongpin Food Company Limited	June 1, 2007	5,000,000 RMB ($646,836)	100%

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Tianjin Zhongpin Food Company Limited	Sept. 14, 2007	5,000,000 RMB ( $664,699 )	100%
Hengshui Zhongpin Food Company Limited	Nov. 17, 2008	1,000,000 RMB ($146,428)	100%
Jilin Zhongpin Food Company Limited	Dec. 11, 2008	1,000,000 RMB ($145,688)	100%
Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100%
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

Foreign Currency Translations and Transactions

Renminbi (“RMB”), the national currency of the PRC, is the primary currency of the economic environment in which the Company’s China-based subsidiaries are operating. The United States dollar (“U.S. dollar”) is the functional currency used by the Company and Falcon to record all of their activities. The Company uses the U.S. dollar for financial reporting purposes.

The Company translates assets and liabilities into U.S. dollars using the middle rate of the People’s Bank of China as of the balance sheet date. The consolidated statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of financial statements from RMB into U.S. dollars are recorded in stockholders' equity as part of accumulated comprehensive income (loss) translation adjustments. Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

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

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC. If any particular customer appears to be delaying or deferring payments for the Company’s products, the Company generally requests a deposit from, or an increase in the deposits of, such customer. Such deposits are typically applied against the outstanding accounts receivable of the applicable customer during the year. As a result, the Company did not have a bad debt allowance provided against any specific customer at September 30, 2009.

The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents allowance activities in accounts receivable.

	September 30, 2009	December 31, 2008

Beginning balance	$1,215,901	$1,341,872
Additions charged to expense	186,711	(125,971)
Ending balance	$1,402,612	$1,215,901

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

Value Added Tax

All China-based enterprises are subject to a value-added tax (“VAT”) imposed by the PRC government on their domestic product sales. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. Input VAT rates are 13% for most of the purchasing activities conducted by the Company. Output VAT rate is 13% for chilled pork products, frozen pork products and vegetable and fruit products, and 17% for prepared meat products. The input VAT can be offset against the output VAT. The VAT payable or recoverable balance presented on the consolidated balance sheets represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collections of output VAT instead of a receivable.

Share-Based Payment

The Company receives employee and certain non-employee services in exchange for (a) equity securities of the Company or (b) liabilities that are based on the fair value of the Company’s equity securities or that may be settled by the issuance of such equity securities.  The Company uses a fair-value-based method to calculate and account for above mentioned transactions.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. Based on the fact that the voting rights and certain other characteristics of the Company’s Series A convertible preferred stock are the same as those of common stock, the outstanding shares of the Company's Series A convertible preferred stock at each reporting period are deemed to be common shares outstanding. All of such securities are included in the computation of diluted earnings per share. The number of shares of common stock underlying the outstanding stock warrants and options at September 30, 2009 and 2008 was 1,805,827 and 1,915,603, respectively, all of which shares were included in the computation of diluted earnings per share.

Government Subsidies

The Company's subsidiaries in the PRC receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, the Company presents the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, such as research and development expense or interest expense, in which case such subsidies have been accounted for as an offset against such specific expense.  The information relating to government subsidies received and recognized is presented in Note 11.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Expenses

Research and development costs are expensed as incurred. Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the three-month periods ended September 30, 2009 and 2008 were $472,000 and $659,000, respectively, and for the nine-month periods ended September 30, 2009 and 2008 were $1,490,000 and $1,943,600, respectively.

Comprehensive Income (Loss)

The Company adopted FASB Accounting Standards Codification 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  The Company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income.  Comprehensive income (loss) is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners.

Recently Adopted Accounting Pronouncements

Adoption of FASB Accounting Standards Codification

The issuance of FASB Accounting Standards Codification (“FASB ASC”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009) establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC, the Company has updated references to U.S. GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC did not impact the Company’s financial position or results of operations.

Adoption of FASB ASC 805

Effective January 1, 2009, the Company adopted FASB ASC 805, “Business Combinations.” FASB ASC 805 changed accounting for acquisitions that close beginning in 2009.  FASB ASC 805 extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  FASB ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  The adoption of FASB ASC 805 did not have a material impact on the Company’s financial statements.

Adoption of FASB ASC 805-20

Effective January 1, 2009, the Company adopted FASB ASC 805-20, “Noncontrolling Interests in Consolidated Financial Statements.” FASB ASC 805-20 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  FASB ASC 805-20 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of FASB ASC 815

Effective January 1, 2009, the Company adopted FASB ASC 815, “Disclosures about Derivative Instruments and Hedging Activities.” FASB ASC 815 requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect the Company’s financial results.  The adoption FASB ASC 815 did not have any impact on the Company’s financial statements.

Adoption of FASB ASC 350-30

Effective January 1, 2009, the Company adopted FASB ASC 350-30, “Determination of the Useful Life of Intangible Assets.” FASB ASC 350-30 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The adoption of FASB ASC 350-30 did not have material impact on the Company’s financial statements.

Adoption of FASB ASC 470-20

Effective January 1, 2009, the Company adopted FASB ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FASB ASC 470-20 requires entities to account separately for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods.  FASB ASC 470-20 requires entities to retroactively separate the liability and equity components of such debt on the entities’ balance sheets on a fair value basis.  The adoption of FASB ASC 470-20 did not have any impact on the Company’s financial statements.

Adoption of FASB ASC 855

In May 2009, new guidance was issued on subsequent events that requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated. We adopted the guidance effective June 30, 2009.

Reclassification

The presentation of certain line items presented on the consolidated financial statements and the relevant notes for the three-month and nine-month periods ended September 30, 2008 have been changed in conformity with the current year presentation of the consolidated financial statements and the corresponding notes.

3.           INVENTORIES

Inventories at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$4,969,570	$4,361,159
Low value consumables and packing materials	1,018,807	817,862
Work in progress	2,875,541	1,961,693
Finished goods	23,076,454	9,583,503
	$31,940,372	$16,724,217

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           PROPERTY, PLANT AND EQUIPMENT AND LAND USAGE RIGHTS

A summary of property, plant and equipment, and land usage rights at cost at September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)

Plants and buildings	$126,155,066	$86,521,013
Machinery and equipment	70,231,375	50,803,893
Office furniture and equipment	2,634,700	2,043,418
Vehicles	3,011,654	2,463,388
Land usage rights	63,405,008	37,249,227
Accumulated depreciation and amortization	(16,089,026)	(9,412,941)
	$249,348,777	$169,667,998

The depreciation and amortization expenses for the three-month periods ended September 30, 2009 and 2008 were $2,559,398 and $1,420,841, respectively, and for the nine-month periods ended September 30, 2009 and 2008 were $6,731,982 and $3,516,094, respectively.

Property, plant and equipment under the sale-leaseback agreement at cost at September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)

Plants and buildings	$487,083	$487,547
Machinery and equipment	6,086,254	6,092,053
Accumulated depreciation	(362,892)	(90,809)
	$6,210,445	$6,488,791

5.           CONSTRUCTION IN PROGRESS

Construction in progress at September 30, 2009 and December 31, 2008 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	September 30, 2009	December 31, 2008
Replacement and maintenance in Changge industrial park	November 2009	$112,826	$48,435
Waste water solution system in Deyang	April 2009	—	7,329
Production facility for chilled and frozen pork in Zhumadian	November 2009	7,908	16,709
Production facility for chilled and frozen pork in Tianjin	April 2010	18,293,155	—
Production line for prepared pork in Changge industrial plant	January 2010	73,217	547,225
Production line for fruits and vegetables in Changge industrial park	September 2009	—	13,670,361

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction Project	Date or Estimated Date Put in Service(1)	September 30, 2009	December 31, 2008

Production facility for chilled and frozen pork in Yongcheng	April 2009	—	25,434,684
Dormitories and other infrastructure in Changge industrial park	April 2010	1,243,459	—
Production facility for prepared pork in Changge industrial plant	April 2010	12,412,716	—
Zhengzhou office	November 2009	446,285	—
Water solution station in Changge industrial plant	September 2009	—	1,048,296
		$32,589,566	$40,773,039

_______________

(1)
Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

7.           SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $96.8 million aggregate principal amount of short-term bank loans at September 30, 2009, loans in the principal amount of $61.6  million were secured by the Company’s plants located primarily in Henan Province, a loan in the principal amount of $2.9 million was guaranteed by the Company’s subsidiaries, Zhumadian Zhongpin Food Company Limited and Anyang Zhongpin Food Company Limited, a loan in the principal amount of $2.2 million was guaranteed by the Company’s subsidiary, Luoyang  Zhongpin Food Company Limited, loans in the aggregate principal amount  of $14.6 million were guaranteed by Henan Huanghe Enterprises Group Co., Ltd., an unaffiliated third party (“Huanghe Group”), and loans in the aggregate principal amount of $4.4 million were guaranteed by Xuji Group Co., Ltd., an unaffiliated third party (“Xuji Group”). These loans bear interest at prevailing lending rates in the PRC, which ranged from 4.86% to 5.67% per annum at September 30, 2009.

8.           LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at September 30, 2009 and December 31, 2008 were as follows:

Bank	September 30, 2009	December 31, 2008
	(Unaudited)

China Construction Bank	$7,321,716	$—
China Minsheng Bank	7,321,716	—
Bank of Communications	5,857,373	5,862,953
Rabobank Nederland Shanghai	11,714,746	11,725,906
China CITIC Bank	4,393,030	4,397,215
Canadian Government Transfer Loan	1,561,934	1,634,771
Current portion	(4,538,700)	(145,671)
Total	$33,631,815	$23,475,174

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           LONG-TERM BANK LOANS (continued)

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on September 30, 2009) and are payable on June 10, 2011.  Borrowings under the loan agreement are guaranteed by the land usage right, property and plant of Henan Zhongpin.

In May 2009, Henan Zhongpin entered into a loan agreement with China Minsheng Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on September 30, 2009) and are payable on May 6, 2011. Borrowings under the loan agreement are guaranteed by Yongcheng Zhongpin Food Company Limited, a subsidiary of the Company.

In November 2008, Henan Zhongpin entered into a loan agreement with Bank of Communications pursuant to which Henan Zhongpin borrowed RMB 40 million ($5.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.94% per annum on September 30, 2009) and are payable on November 27, 2010.  The accrued interest on this loan is payable quarterly on the 20th day of the last month of each quarter after the drawdown date.  Borrowings under the loan agreement are guaranteed by the land usage rights, property and plant of the Company’s wholly-owned subsidiary, Luoyang Zhongpin Food Company, Ltd.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a three-year term loan of up to RMB 80 million ($11.7 million). On June 10, 2008, the first 50% of the long-term loan was funded by the bank. The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008.  Amounts currently outstanding under the term loan bear interest at the rate of 5.76% per annum, which is the interest rate published by the People’s Bank of China for loans with the same or similar terms. The accrued interest on this loan is payable on a quarterly basis.  Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date.

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

In April 2008, Henan Zhongpin entered into a loan agreement with China CITIC Bank pursuant to which Henan Zhongpin borrowed RMB 30 million ($4.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.67% per annum on September 30, 2009) and are payable on January 23, 2010.  Borrowings under the loan agreement are guaranteed by Xuji Group.

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

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           EQUITY TRANSACTIONS

During the three-months ended September 30, 2009, warrants to purchase an aggregate of 35,000 shares of the Company’s common stock were exercised on a cashless basis. In connection with the transactions, the Company issued an aggregate of 33,731 shares of common stock and received no cash proceeds from such issuances. For cash flow purposes, these transactions were non-cash transactions.

During the three-months ended September 30, 2009, options to purchase an aggregate of 120,000 shares of the Company’s common stock were exercised on a broker-assisted cashless basis. In connection with the transaction, the Company issued 120,000 shares of common stock and received approximately $1.4 million

During the three-month periods ended September 30, 2009 and 2008, the stock compensation expenses were $452,452 and $376,704, respectively, and during the nine-month periods ended September 30, 2009 and 2008, the stock compensation expenses were $1,206,486 and $1,185,850, respectively.

10.           EARNINGS PER SHARE

The following table shows the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shareholder	$13,234,711	$10,050,392	$33,699,458	$25,859,963
Denominator:
Weighted average common shares outstanding – basic	29,744,291	29,543,640	29,711,018	28,587,297
Dilutive effect of stock options	473,406	361,370	315,135	431,831
Weighted average common shares outstanding – diluted	30,217,697	29,905,010	30,026,153	29,019,128

Basic earnings per share	$0.44	$0.34	$1.13	$0.90
Diluted earnings per share	$0.44	$0.34	$1.12	$0.89

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

Government subsidies received by the Company during the three-month and nine-month periods ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Deferred subsidies opening balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	—	—	—	—
Non-earmarked subsidies	—	—	—	—
Total	$—	$—	$—	$—

Subsidies received:
Interest subsidies	$146,402	$—	$537,170	$—
Earmarked subsidies	48,305	—	92,212	—
Non-earmarked subsidies	6,982	482,801	229,389	1,054,684
Total	$201,689	$482,801	$858,771	$1,054,684

Subsidies recognized:
Interest subsidies	$146,402	$—	$537,170	$—
Earmarked subsidies	48,305	—	92,212	—
Non-earmarked subsidies	6,982	482,801	229,389	1,054,684
Total	$201,689	$482,801	$858,771	$1,054,684

Deferred subsidies year ending balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	—	—	—	—
Non-earmarked subsidies	—	—	—	—
Total	$—	$—	$—	$—

Subsidies received and other income recognized are translated at the average exchange rate. The beginning and ending balances are translated at the year-end exchange rate.

12.           SUBSEQUENT EVENTS

On October 15, 2009, the Company closed a registered offering of 4,000,000 shares of common stock, and the sale of an additional 600,000 shares of common stock at the public offering price of $13.25 per share pursuant to the underwriters’ over-allotment option, which was exercised in full by the underwriters prior to the closing. The exercise of the over-allotment option brought the total number of shares sold by the Company in the public offering to 4,600,000 shares and the total gross proceeds to $60,950,000. The aggregate net proceeds received by the Company totaled approximately $57.1 million, after deducting underwriting discounts and offering expenses payable by the Company.

We evaluated the events occurring between September 30, 2009 and November 6, 2009 when the financial statements were available to be issued.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.           SEGMENT REPORTING

The Company operates in only one segment: meat production.  The Company’s fruit and vegetable operations, both financially and operationally, do not represent a significant enough portion of the Company’s business to constitute a separate segment.  However, the Company’s product lines are divided into two divisions: pork and pork products, and vegetables and fruits.

The pork and pork products division is involved primarily in the processing of live hogs into fresh, frozen and processed pork products. The pork and pork products division markets its products domestically to branded stores and to food retailers, wholesalers, distributors, restaurants and foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as in certain international markets on a limited basis.

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

	Sales by Division (U.S. dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled pork	$107.9	$86.1	$277.6	$213.0
Frozen pork	60.6	51.9	159.6	141.0
Prepared pork products	22.5	13.8	64.8	39.0
Vegetables and Fruits	3.9	2.0	8.5	7.0
	$194.9	$153.8	$510.5	$400.0

Cost of Sales
Pork products	$167.9	$132.4	$441.6	$343.1
Vegetables and fruits	$3.3	$1.8	$7.1	$6.0

Gross Profit:
Pork products	12.1%	12.8%	12.0%	12.7%
Vegetables and fruits	15.4%	10.0%	16.5%	14.3%

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

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

Overview

We are principally engaged in the meat and food processing and distribution business in the PRC. Currently, we have 11 processing plants located in Henan, Jilin and Sichuan Provinces and in Tianjin City in the PRC. Our total production capacity for chilled pork and frozen pork is 1,374.3 metric tons per day, based on an eight-hour working day, or approximately 494,760 metric tons on an annual basis. We also have production capacity for prepared meats of 150 metric tons per eight-hour day, or approximately 54,000 metric tons on an annual basis, and for fruits and vegetables of 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We use state-of-the-art equipment in all of our slaughterhouses and processing facilities.

In April 2009, we began construction of a new pork production facility located in the Jinghai Economic Technical Development Area in Tianjin City that is expected to increase our total annual pork production capacity by 136,000 metric tons.  The facility has been designed to process approximately 100,000 metric tons of chilled and frozen pork products annually, of which 70% will be dedicated to chilled pork and 30% to frozen pork. The facility also will include annual production capacity of approximately 36,000 metric tons of prepared meat products. Construction of this facility is expected to cost approximately $62.0 million.  Upon completion, this facility will be equipped mostly with state-of-the-art, imported equipment and machinery.

The construction of the new Tianjin facility also will include a new warehouse and distribution center and a research and development center, which should improve our product portfolio, support our cold-chain logistics and help us to effectively accommodate the newly-added production capacity by facilitating efficient distribution.

 The production lines for chilled and frozen pork products at the new Tianjin facility are expected to come on line at the end of the first quarter of 2010 and to achieve their target utilization rate at the end of the third quarter of 2010.  The prepared meat production line and the new warehouse and distribution center at this facility are expected to come on line in the third quarter of 2010 and to achieve their target utilization rate at the end of the fourth quarter of 2010.

Without causing any interruption to our current marketing and distribution program, we intend to terminate our lease at our existing Tianjin City facility after production at the new facility begins. With the addition of the new facility and the closure of the existing facility in Tianjin City, our annual chilled and frozen pork production capacity will reach 541,760 metric tons from the current 494,760 metric tons.

We have also begun constructing a new prepared meat production facility in our industrial park in Changge City, Henan Province, which is expected to cost approximately $21.0 million. The facility will increase annual prepared meat production capacity by approximately 36,000 metric tons. This facility will be equipped with advanced equipment and machinery imported from top-tier international manufacturers and will produce quick-freeze sausages and other prepared meat products catering to varying consumer tastes.

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

Our products are sold under the “Zhongpin” brand name. At September 30, 2009, our customers included 27 international or domestic fast food companies in the PRC, 47 processing factories and 1,683 school cafeterias, factory canteens, army posts and national departments.  As of that date, we also sold directly to 3,178 retail outlets, including supermarkets, within the PRC.

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

As of September 30, 2009, we had 6,229 employees, of whom 4,476 were in operations, 1,264 were in sales, 112 were in research and development and 377 were in administration.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We evaluate, on an on-going basis, our estimates for reasonableness as changes occur in our business environment.  We base our estimates on experience, the input of independent third-party specialists, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC.  If any particular customer appears to be delaying or deferring payments for our products, we generally request a deposit from, or an increase in the deposits of, such customer.  Such deposits are typically applied against the outstanding accounts receivable of the applicable customer during the year.  We did not have a bad debt allowance provided against any specific customer at September 30, 2009.

We maintain a general policy of providing an allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Property, Plant and Equipment.  Property, plant and equipment are recorded at cost and are stated net of accumulated depreciation.  Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets as follows:

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

 Results of Operations

During 2009, we intend to continue to focus on the implementation of our strategic plan to continue the growth we have experienced in the last five years.  A new chilled and frozen pork plant in eastern Henan Province with an annual capacity of approximately 80,000 metric tons was put into operation in January 2009 and a new fruit and vegetable facility in Changge City with an annual production capacity of 30,000 metric tons was put into operation in April 2009.  We upgraded our current facility and added an annual production capacity of 22,000 metric tons for chilled and frozen pork in August 2009. Over the next 12 months, we expect to continue to expand our distribution channel and develop new markets. Through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty. We also intend to further streamline our supply chain management to build a unified, safe and efficient cold-chain logistics system. In addition, working with China Agriculture University, we have established the Henan Province Prepared Meat Products Technology Research Center, which has been certified by the Technology Bureau of Henan Province. We expect the establishment of this research center to increase our research and development capability. We also have invested in training and human resources development so that we will be able to sustain rapid and healthy growth while maintaining a satisfactory profit margin.

In late April 2009, the A(H1N1) flu was reported in Mexico, the United States, Europe and other countries.  In June 2009, the A(H1N1) flu was reported in the PRC, which adversely affected the pork industry in the PRC, as it has in other developed countries throughout the world. Pork sales significantly declined in the PRC due to consumer fear of contracting the disease through pork consumption.  The PRC government has taken steps to ease that fear by educating consumers that eating pork will not cause swine flu and by renaming the swine flu virus “A(H1N1) flu” in an effort to protect the hog breeding and pork industries.  With these efforts, the consumption of pork in the PRC recovered approximately two weeks after the initial reports of A(H1N1) flu in the PRC.

Pork prices began to be supported in June 2009 by the PRC government, which bought frozen pork to add to the country’s national pork reserves. The government built up the national pork reserves to stabilize the price of hogs and to protect the interests of hog breeding farmers. The government’s purchasing policy is based on the relationship of the price of hogs to the price of corn (the principal hog feed). The government authorized certain qualified enterprises, including our Company, to acquire hogs and to slaughter, process and stock them as frozen pork. That purchasing has tended to support higher hog and pork prices, so that the market price of hogs was above the breakeven point for farmers.  During the third quarter of 2009, hog and pork prices increased about 20% by the middle of the quarter, then remained stable through the end of the quarter.

For the fourth quarter 2009, we expect steady growth in the sales of our pork and pork products. Two main factors will influence pork price. First, we assume the price of corn will increase. Since corn is the primary feed for hogs, a corn price increase will tend to cause hog prices to increase. Second, the supply of hogs ready for market in the fourth quarter is relatively large, so that factor will tend to cause the price of hogs to decrease. Those two factors should tend to neutralize each other and result in relatively stable prices for hogs and for pork in the fourth quarter 2009.

Comparison of Three Months Ended September 30, 2009 and 2008

Revenue. Total revenue increased from $153.8 million for the three months ended September 30, 2008 to $194.9 million for the three months ended September 30, 2009, which represented an increase of $41.1 million, or approximately 27%. The increase in revenues was primarily due to the higher sales volume of our pork and pork products, which was partially offset by a decrease in the prices of our pork and pork products.  The following table presents certain information regarding our sales by product division for the three months ended September 30, 2009 and 2008.

	Sales by Division (unaudited)

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008

	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	58,182	$107.9	$1,855	38,380	$86.1	$2,243
Frozen pork	34,967	60.6	1,733	23,043	51.9	2,252
Prepared pork products	10,086	22.5	2,231	6,258	13.8	2,205
Vegetables and Fruits	5,735	3.9	680	3,449	2.0	580
Total	108,970	$194.9	$1,789	71,130	$153.8	$2,162

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

In the third quarter of 2009 we increased our sales of chilled pork products by approximately $21.8 million over the amount of our sales of such products in the third quarter of 2008. As shown in the above table, our average price during the third quarter of 2009 was approximately $1,855 per metric ton for chilled pork compared with our average price during the third quarter of 2008 of $2,243 per metric ton for chilled pork. Assuming the average price for chilled pork during the three months ended September 30, 2009 was the same as the average price during the three months ended September 30, 2008, the impact from the increase in metric tons of chilled pork sold was $44.4 million. Assuming the number of metric tons sold in the third quarter of 2009 was the same as the number of metric tons sold in the third quarter of 2008, the impact from the decrease in prices of our chilled pork products was negative $14.9 million. The remaining negative $7.7 million of such increase resulted from the combination of changes in prices and volume of chilled pork products sold.

In the third quarter of 2009 we increased our sales of frozen pork products by approximately $8.7 million over the amount of our sales of such products in the third quarter of 2008. Our average price during the third quarter of 2009 was approximately $1,733 per metric ton for frozen pork compared with our average price during the third quarter of 2008 of $2,252 per metric ton for frozen pork. Assuming the average price for frozen pork during the three months ended September 30, 2009 was the same as the average price during the three months ended September 30, 2008, the impact from the increase in metric tons of frozen pork sold was $26.9 million. Assuming the number of metric tons sold in the third quarter of 2009 was the same as the number of metric tons sold in the third quarter of 2008, the impact from the decrease in prices of our frozen pork products was negative $12.0 million. The remaining negative $6.2 million of such increase resulted from the combination of changes in prices and volume of frozen pork products sold.

In the third quarter of 2009 we increased our sales of prepared pork products by approximately $8.7 million over the amount of our sales of such products in the third quarter of 2008. Our average price during the third quarter of 2009 was approximately $2,231 per metric ton for prepared pork products compared with our average price during the third quarter of 2008 of $2,205 per metric ton for prepared pork products. Assuming the average price for prepared pork products during the three months ended September 30, 2009 was the same as the average price during the three months ended September 30, 2008, the impact from the increase in metric tons of prepared pork products sold was $8.4 million. Assuming the number of metric tons sold in the third quarter of 2009 was the same as the number of metric tons sold in the third quarter of 2008, the impact from the increase in prices of our prepared pork products was $0.2 million. The remaining negative $0.1 million of such increase resulted from the combination of changes in prices and volume of prepared pork products sold.

The sales of our products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold for the third quarter of 2009 was partly attributable to our effort to expand our retail distribution channels. The following table sets forth the changes in our retail distribution channels:

	Numbers of Stores and Cities Generating Sales Volume (unaudited)

	September 30,		Net	Percentage
	2009	2008	Change	Change

Showcase stores	141	123	18	15%
Branded stores	996	944	52	6%
Supermarket counters	2,041	1,928	113	6%

First-tier cities	29	29	0	0%
Second-tier cities	117	100	17	17%
Third-tier cities	368	311	57	18%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table sets forth our revenues by distribution channel for the third quarter of 2009 and 2008, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)

	Three months ended		Net	Percentage
	September 30,		Change	Change
	2009	2008

Retail channels	$76.7	$65.6	$11.1	17%
Wholesalers and distributors	60.2	45.6	14.6	32%
Restaurants and food service	55.6	41.2	14.4	35%
Export	2.4	1.4	1.0	71%
Total	$194.9	$153.8	$41.1	27%

The increase in sales to different distribution channels was mainly due to the following factors: (i) our production capacity has increased since our Jilin, Tianjin and Yongcheng production facilities commenced production in late 2008 or early 2009; (ii) we have built up our brand image and recognition through our advertising, display promotion and sales campaign; (iii) we have increased the number of stores and other channels through which we sell our products; and (iv) we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.  As presented in the table above, our most significant revenue increases were generated from our restaurants and noncommercial customers and our food services distributors.  These two channels are higher volume channels and we increased our sales efforts in these channels.

Costs of Sales. Our cost of sales increased from $134.2 million for the three months ended September 30, 2008 to $171.1 million for the three months ended September 30, 2009, which represented an increase of $36.9 million, or approximately 27%. Our costs of sales primarily include our costs of raw materials, labor and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 96% to 97%, our overhead typically accounts for 2% to 2.5% and our labor costs typically accounts for 1% to 1.3%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan Province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials.

	Cost of Sales by Division (unaudited)

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008

	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	58,182	$95.6	$1,643	38,380	$75.3	$1,962
Frozen pork	34,967	55.1	1,576	23,043	46.6	2,022
Prepared pork products	10,086	17.1	1,695	6,258	10.5	1,678
Vegetables and Fruits	5,735	3.3	575	3,449	1.8	522

Total	108,970	$171.1	1,570	71,130	$134.2	1,887

Our gross profit margin (gross profit divided by sales revenue) decreased from 12.7% for the three months ended September 30, 2008 to 12.2% for the three months ended September 30, 2009.  The decrease in our gross margin during the third quarter of 2009 was primarily due to (i) the increase in our labor costs as a result of implementing the new labor law in the PRC, (ii) the increase in our depreciation expense resulting from the newly-built production facilities that were put into service over the past year, and (iii) our strategic decision to take steps to increase our market share and utilization rate.  As a result, our gross profit margin was lower than the level we would expect to achieve when we fully integrate our new production facilities and open new regional markets for our products.  We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses amounted to $4.5 million for each of the three-month periods ended September 30, 2008 and  2009.  As a percentage of revenues, general and administrative expenses decreased from 2.9% for the three months ended September 30, 2008 to 2.3% for the three months ended September 30, 2009.

The changes in general and administrative expenses during the three months ended September 30, 2009 compared with the prior-year period were primarily the result of a $0.4 million decrease in advertising expenses and a $0.1 million decrease in training fees, which was partly offset by a $0.2 million increase in stock option amortization expense and $0.2 million increase in intangible assets amortization expenses.

Selling Expenses. Selling expenses increased from $3.0 million for the three months ended September 30, 2008 to $3.8 million for the three months ended September 30, 2009, which represented an increase of $0.8 million, or approximately 27%. The increase in selling expenses was primarily the result of our increased sales of pork and pork products and was primarily due to a $0.4 million increase in promotion fees and a $0.2 million increase in salaries, both in support of successful efforts to achieve higher sales in pork and pork products.  As a percentage of revenues, selling expenses were 2.0% for the three months ended September 30, 2008 compared with 1.9% for the three months ended September 30, 2009.

Interest Expense (net of interest income). Interest expense net of interest income remained the same at $1.7 million for the three months ended September 30, 2008 and 2009. The impact on interest expense of our increase in loan balances was offset by the impact from a decrease in interest rates and an increase in government subsidies.

Other Income and Government Subsidies.  Other income and government subsidies decreased from $0.5 million for the three months ended September 30, 2008 to $0.1 million for the three months ended September 30, 2009.  This decrease was primarily the result of a decrease in government subsidies.  The changes in government subsidies are discussed in Note 11 of Notes to Consolidated Financial Statements.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25%.  There is no income tax on income generated from the sale of raw products, including raw meat products or raw fruits and vegetable products. The increase of $0.4 million in the provision for income taxes for the three months ended September 30, 2009 over the three months ended September 30, 2008 was due to higher revenues from prepared pork products.

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenue. Total revenue increased from $400.0 million for the nine months ended September 30, 2008 to $510.5 million for the nine months ended September 30, 2009, which represented an increase of $110.5 million, or approximately 28%. The increase in revenues was primarily due to increases in the sales volume of our pork and pork products, which was partly offset by a decrease in the prices of our pork and pork products.  The following table presents certain information regarding our sales by product division for the nine months ended September 30, 2009 and 2008.

	Sales by Division (unaudited)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008

	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	153,767	$277.6	$1,805	91,934	$213.0	$2,317
Frozen pork	95,274	159.6	1,675	62,411	141.0	2,259
Prepared pork products	29,806	64.8	2,174	17,646	39.0	2,210
Vegetables and Fruits	11,111	8.5	765	10,079	7.0	695
Total	289,958	$510.5	$1,761	182,070	$400.0	$2,197

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

For the nine months ended September 30, 2009, we increased our sales of chilled pork products by approximately $64.6 million over the amount of our sales of such products for the nine months ended September 30, 2008. As shown in the above table, our average price during the first three quarters of 2009 was approximately $1,805 per metric ton for chilled pork compared with our average price during the same period of 2008 of $2,317 per metric ton for chilled pork. Assuming the average price for chilled pork during the nine months ended September 30, 2009 was the same as the average price during the nine months ended September 30, 2008, the impact from the increase in metric tons of chilled pork sold was $143.3 million. Assuming the number of metric tons sold in the first three quarters of 2009 was the same as the number of metric tons sold in the same period of 2008, the impact from the decrease in prices of our chilled pork products was negative $47.1 million.  The remaining negative $31.6 million of such increase resulted from the combination of changes in prices and volume of chilled pork products sold.

In the first three quarters of 2009, we increased our sales of frozen pork products by approximately $18.6 million over the amount of our sales of such products in the same period of 2008. Our average price during the first three quarters of 2009 was approximately $1,675 per metric ton for frozen pork compared with our average price during the same period of 2008 of $2,259 per metric ton for frozen pork. Assuming the average price for frozen pork during the nine months ended September 30, 2009 was the same as the average price during the nine months ended September 30, 2008, the impact from the increase in metric tons of frozen pork sold was $74.2 million. Assuming the number of metric tons sold in the first three quarters of 2009 was the same as the number of metric tons sold in the same period of 2008, the impact from the decrease in prices of our frozen pork products was negative $36.4 million. The remaining negative $19.2 million of such increase resulted from the combination of changes in prices and volume of frozen pork products sold.

In the first three quarters of 2009, we increased our sales of prepared pork products by approximately $25.8 million over the amount of our sales of such products in the same period of 2008. Our average price during the first three quarters of 2009 of approximately $2,174 per metric ton for prepared pork products compared with our average price during the same period of 2008 of $2,210 per metric ton for prepared pork products. Assuming the average price for prepared pork products during the nine months ended September 30, 2009 was the same as the average price during the nine months ended September 30, 2008, the impact from the increase in metric tons of prepared pork products sold was $26.9 million. Assuming the number of metric tons sold in the first three quarters of 2009 was the same as the number of metric tons sold in the same period of 2008, the impact from the decrease in prices of our prepared pork products was negative $0.6 million. The remaining negative $0.5 million of such increase resulted from the combination of changes in prices and volume of prepared pork products sold.

The following table shows our revenues by distribution channel for the first three quarters of 2009 and 2008, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)

	Nine Months Ended		Net	Percentage
	September 30,		Change	of Change
	2009	2008

Retail channels	$216.1	$166.0	$50.1	30%
Wholesalers and distributors	152.3	113.0	39.3	35%
Restaurants and food service	137.6	116.0	21.6	19%
Export	4.5	5.0	(0.5)	(10)%
Total	$510.5	$400.0	$110.5	28%

The increase in sales to different distribution channels was mainly due to the following factors: (i) our production capacity has increased since our Jilin, Tianjin and Yongcheng production facilities commenced production in late 2008 or early 2009; (ii) we have built up our brand image and recognition through our advertising, display promotion and sales campaign; (iii) we have increased the number of stores and other channels through which we sell our products; and (iv) we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.  As discussed above, our most significant revenue increases were generated from our wholesalers and distributors and from our retail channels, where we receive our highest gross profit margin.

During the nine months ended September 30, 2009, revenues from export sales decreased to $4.5 million, which represented a decline of $0.5 million, or approximately 10%, as compared with the nine months ended September 30, 2008. The decrease in export sales was primarily due to the reduction of our export sales efforts during the 2009 period because we could achieve higher gross profit margins during that period by selling our pork products domestically in the PRC.

Costs of Sales. Our cost of sales increased from $349.1 million for the nine months ended September 30, 2008 to $448.7 million for the nine months ended September 30, 2009, which represented an increase of $99.6 million, or approximately 29%. Our costs of sales primarily include our costs of raw materials, labor costs and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 96% to 97%, our overhead typically accounts for 2% to 2.5% and our labor costs typically accounts for 1% to 1.3%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan Province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials.

	Cost of Sales by Division (unaudited)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008

	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	153,767	$246.8	$1,605	91,934	$186.0	$2,023
Frozen pork	95,274	146.2	1,535	62,411	126.5	2,027
Prepared pork products	29,806	48.6	1,631	17,646	30.6	1,734
Vegetables and Fruits	11,111	7.1	639	10,079	6.0	595
Total	289,958	$448.7	1,547	182,070	$349.1	1,917

Our gross profit margin (gross profit divided by sales revenue) decreased from 12.7% for the nine months ended September 30, 2008 to 12.2% for the nine months ended September 30, 2009.  The slight decrease in our gross margin during the first three quarters of 2009 was primarily due to (i) the increase in labor costs as a result of implementing the new labor law in the PRC, (ii) the increase in our depreciation expense resulting from the newly-built production facilities that were put into service over the past year, and (iii) our strategic decision to take steps to increase our market share and utilization rate.  As a result, our gross profit margin was lower than the level we would expect to achieve when we fully integrate our new production facilities and open new regional markets for our products.  We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses decreased from $13.9 million for the nine months ended September 30, 2008 to $13.3 million for the nine months ended September 30, 2009, which represented a decrease of $0.6 million, or approximately 4%.  As a percentage of revenues, general and administrative expenses decreased from 3.5% for the nine months ended September 30, 2008 to 2.6% for the nine months ended September 30, 2009.

The decrease in general and administrative expenses for the nine months ended September 30, 2009 was primarily the result of a $1.6 million decrease in advertising expenses, a $0.5 million decrease in training expenses and a $1.0 million decrease in the allowance for doubtful accounts. These decreases were partly offset by a $0.9 million increase in salary expense due to the expansion of our business, which required the hiring of more employees, and certain salary increases that were implemented in 2008 to bring our compensation levels more in line with industry and regional standards.

Selling Expenses. Selling expenses increased from $7.3 million for the nine months ended September 30, 2008 to $9.3 million for the nine months ended September 30, 2009, which represented an increase of $2.0 million, or approximately 27%. The increase in selling expenses was primarily due to the increase in sales of pork and pork products, the corresponding increases of $0.8 million in promotional fees and of $0.8 million in salaries. As a percentage of revenues, selling expenses remained the same at 2.1% for the nine months ended September 30, 2008 and 2009.

Interest Expense (net of interest income). Interest expense net of interest income increased from $2.5 million for the nine months ended September 30, 2008 to $4.5 million for the nine months ended September 30, 2009, which represented an increase of $2.0 million, or approximately 80%. The increase in interest expense was primarily the result of a $27.3 million increase in short-term bank loans and a $15.9 million increase in long-term bank loans.

Other Income and Government Subsidies. Other income and government subsidies decreased from $1.0 million for the nine months ended September 30, 2008 to $0.6 million for the nine months ended September 30, 2009, which was primarily due to lower government subsidies we received in 2009.

Gain on disposal of a subsidiary.  On June 30, 2009, an unaffiliated company purchased the equity of our former subsidiary, Henan Zhongpin Industry Company Limited, for RMB8.4 million ($1.2 million), which resulted in a gain of approximately $0.7 million.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $1.0 million in the provision for income taxes for the nine months ended September 30, 2009 over the nine months ended September 30, 2008 resulted from the increase in revenue from prepared pork products.

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

The following tables set forth our sales volume and the production volume in metric tons by product division for the three-month and nine-month periods ended September 30, 2009 and 2008.

	Sales by Division (in metric tons)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	58,182	38,380	153,767	91,934
Frozen pork	34,967	23,043	95,274	62,412
Prepared pork products	10,086	6,258	29,806	17,647
Vegetable and Fruits	5,735	3,449	11,111	10,078
Total	108,970	71,130	289,958	182,071

	Production by Division (in metric tons)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	57,840	37,936	153,678	91,734
Frozen pork	36,793	22,761	107,038	63,920
Prepared pork products	9,654	6,187	31,026	17,668
Vegetable and Fruits	6,637	3,362	12,143	10,239
Total	110,924	70,246	303,885	183,561

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.  The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products at September 30, 2009 and December 31, 2008, 2007 and 2006.

		December 31,
	September 30, 2009	2008	2007	2006

Number of products	329	314	270	229
Number of retail stores	3,178	3,061	2,939	2,721
Expansion of Market Coverage
Number of provinces	24	24	24	24
Number of first-tier cities	29	29	29	29
Number of second-tier cities	117	106	93	75
Number of third-tier cities	368	324	287	226

Liquidity and Capital Resources

At September 30, 2009 and December 31, 2008, we had cash and cash equivalents of $26.8 million and $41.9 million, respectively. At September 30, 2009, we had working capital of approximately negative $25.5 million.  Considering our available lines of credit, which amounted to approximately $213.5 million at September 30, 2009, we do not anticipate any cash shortage in the next twelve months.  In addition, on October 15, 2009, we completed a registered offering of our common stock and received net proceeds of approximately $57.1 million, which enables us to pay off short-term debt as needed.

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

For the nine months ended September 30, 2009, net cash provided by operating activities was $22.2 million, which represented a decrease of $25.5 million compared with the net cash provided by operating activities of $47.7 million for the same period of 2008.  The decrease was primarily due to a $34.8 million decline in cash flow from operating assets and liabilities, which was offset in part by a $7.8 million increase in net income and a $1.5 million increase in non-cash items.  Of the non-cash items, depreciation and amortization accounted for $3.2 million of change due to the fact that more plants, equipment and machinery were put into use.

Cash flow from changes in operating assets and liabilities decreased approximately $34.8 million, compared with the positive cash flow of $16.2 million from changes in operating assets and liabilities for the same period of the prior year. Of the $34.8 million decrease, $20.1 million was attributable to the change of cash flow from inventories due to the fact that we intentionally built up our inventories in the first half of 2009 to take advantage of lower hog prices during that period.  In addition, we increased our inventories to assist the Chinese government in building up its pork reserves and we are prohibited from selling these reserves until pork prices increase to a level at which the government wants to sell its reserves to stable pork prices.  Of the remaining decrease, $8.1 million was attributable to the change of cash flow from accounts receivable due to the fact that (i) the revenue in the nine months ended September 30, 2009 was significantly higher compared with the same period in 2008 and (ii) we sold more through our wholesaler and food service distributors channel and the turnover rate of the accounts receivable for this channel is a little higher than for our other channels.  In addition, $1.7 million of the decrease was attributable to the change in cash flow from deposits from customers because we received less deposits from customers in the first three quarters of 2009 compared with the same period in 2008 due primarily to our efforts to encourage sales.

Net cash used in investing activities was $83.6 million for the nine months ended September 30, 2009, which represented an increase of $13.3 million compared with the net cash of $70.3 million used by investing activities for the same period of the prior year. We spent $14.3 million less on the costs of construction for new production facilities, $2.1 million less on equipment and machinery, $16.7 million more on land usage rights and $7.1 million more on purchase deposits for land usage rights during the first three quarters of 2009 compared to the same period of 2008.

Net cash provided by financing activities was $46.4 million during the nine months ended September 30, 2009, an increase of $18.1 million compared to the net cash provided by financing activities of $28.3 million for the same period of the prior year.  We had net proceeds of $11.2 million for short-term bank loans and received $8.9 million in net proceeds from bank notes during the current period.

At September 30, 2009, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $96.8 million with interest rates ranging from 4.86% to 5.67% per annum, as shown below.

Bank	Amount Borrowed	Interest Rate	Maturity Date
Agriculture Bank of China	$4,393,030 5,710,939 1,025,040 5,418,070 7,761,019	5.58 5.31 5.31 5.31 5.31%	12/21/2009 01/04/2010 01/21/2010 03/12/2010 03/30/2010

Rabobank Nederland Shanghai	2,928,686	5.31%	05/28/2010

Shanghai Pudong Development Bank of China	2,196,515 2,196,515 1,464,343 3,221,555 5,564,504	5.31 5.31 5.31 5.31 5.31%	03/15/2010 03/16/2010 03/18/2010 03/22/2010 03/25/2010

Agriculture Development Bank of China	7,321,716 5,125,201 2,196,515 15,359,058	5.31 4.86 4.86 4.86%	11/18/2009 11/24/2009 11/25/2009 12/30/2009

China CITIC Bank	3,660,858	5.31%	03/25/2010

China Merchants Bank	5,857,373 2,928,686	5.31 5.31%	06/04/2010 06/22/2010

Guangdong Development Bank	5,857,373	5.31%	09/28/2010

China Construction Bank	4,393,030	5.31%	06/10/2010

Xuchang Merchants Bank	2,196,515	4.86%	11/18/2009

City Finance – short-term	29,287		Extendable
Total	$96,805,828

In September 2009, Henan Zhongpin entered into a mutual guarantee agreement with Henan Huanghe Enterprises Group Co., Ltd., a group corporation based in Henan Province that is not affiliated with our company or with any of our subsidiaries (“Huanghe Group”). Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $5.8 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $5.8 million. The agreement expires in September 2010.  At the expiration of the agreement, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreement.  At September 30, 2009, Henan Zhongpin had outstanding guarantees for $5.8 million of Huanghe Group’s bank loans under the agreement.  All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months.

In June 2009, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $8.8 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $8.8 million. The agreement expires in June 2010.  At the expiration of the agreement, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreement.   At September 30, 2009, Henan Zhongpin had outstanding guarantees for $8.8 million of Huanghe Group’s bank loans under the agreement.  All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months.

In April 2008, Henan Zhongpin entered into a mutual guarantee agreement with Xuji Group Co., Ltd., a group corporation based in Henan Province that is not affiliated with our company or with any of our subsidiaries. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Xuji Group in an amount up to $44.2 million and Xuji Group agreed to guarantee Henan Zhongpin's bank loans in an amount up to $44.2 million. The agreement expired in March 2009.  At the expiration of the agreement, each party remained obligated under its guarantee for any loans that were outstanding on the date of expiration of the agreement.  At September 30, 2009, Henan Zhongpin had outstanding guarantees for $4.4 million of Xuji Group’s bank loans.

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on September 30, 2009) and are payable on June 10, 2011.  Borrowings under the loan agreement are guaranteed by the land usage right, property and plant of Henan Zhongpin.

In May 2009, Henan Zhongpin entered into a loan agreement with China Minsheng Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on September 30, 2009) and are payable on May 6, 2011. Borrowings under the loan agreement are guaranteed by our wholly-owned subsidiary, Yongcheng Zhongpin Food Company Limited.

In November 27, 2008, Henan Zhongpin entered into a loan agreement with Bank of Communications pursuant to which Henan Zhongpin borrowed RMB 40 million ($5.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China (5.94% per annum on September 30, 2009) and are payable on November 27, 2010.  The accrued interest on this loan is payable quarterly on the 20th day of last month of each quarter.   Borrowings under the loan agreement are secured by the land usage right, property and plant of our wholly-owned subsidiary, Luoyang Zhongpin Food Co., Ltd.

On November 5, 2008, Henan Zhongpin entered into a sale-leaseback agreement with CMB Finance Lease Company (“CMB Finance”) pursuant to which we sold to CMB Finance equipment with a book net value of $6.6 million for $4.6 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At September 30, 2009, the monthly rental fee under the agreement was $138,773, which included an interest component calculated at the rate of 5.4% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a three-year term loan of up to RMB 80 million ($11.7 million). On June 10, 2008, the first 50% of the long-term loan was funded by the bank. The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008. Amounts currently outstanding under the long-term loan bear interest rate published by the People’s Bank of China for loans with the same or similar terms. The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawn down date.

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

In April 2008, Henan Zhongpin entered into a loan agreement with China CITIC Bank pursuant to which Henan Zhongpin borrowed RMB 30 million ($4.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China (5.67% on September  30, 2009) and are payable on January 23, 2010. Borrowings under the loan agreement are guaranteed by Xuji Group.

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

We believe our existing cash and cash equivalents, together with our available lines of credit totaling $213.5 million at September 30, 2009, will be sufficient to finance our investment in new facilities, operating requirements and anticipated capital expenditures of approximately $53.3 million over the next 12 months. We intend to use such funds over the next 12 months to fund our capacity expansion and the construction of supporting facilities and to supplement our working capital requirements to enable us to strengthen our market position and accelerate our growth.

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

Part II – Other Information

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

During the nine months ended September 30, 2009, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

The recent outbreak of swine influenza (swine flu) could adversely affect our business, results of operations and financial condition.

An occurrence of a serious animal disease, such as swine influenza (A/H1N1 flu), a respiratory disease of pigs caused by influenza viruses, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations and sales revenue.  According to the World Health Organization (WHO), nearly 5,000 people have died of A/H1N1 flu worldwide in 2009.  Since June 11, 2009, WHO has maintained its flu alert level at level 6, the highest level, which indicates a pandemic, although the WHO maintains that the severity of the pandemic is moderate.  As of October 31, more than 46,000 confirmed cases of A/H1N1 in humans were reported by health officials in China, with the death toll at six.  According to the U.S. Center for Disease Control and Prevention, A/H1N1 flu cannot be contracted by humans through eating properly-handled and cooked pork or pork products.  In addition, our procurement and production facilities have not been affected by A/H1N1 flu and we are not aware of any recent cases of A/H1N1 flu anywhere in the PRC.  However, there can be no assurance that our facilities or products will not be affected by A/H1N1 flu or similar influenzas in the future, or that the market for pork products in the PRC will not decline as a result of fear of such disease.  If either case should occur, our business, results of operations and financial condition would be adversely and materially affected.

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

Date: November 9, 2009	Zhongpin Inc.
(Company)

	By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

	By:	/s/ Feng Wang
Feng Wang
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

31.1*	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith