Form 10-K
period 2009-12-31
ZHONGPIN INC.
filed 2010-03-15
CIK 1277092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______ to ______.

Commission File No. 001-33593

Zhongpin Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-2100419
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

21 Changshe Road, Changge City, Henan province
The People’s Republic of China	461500
(Address of Principal Executive Offices)	(Zip Code)

086 10-8286 1788
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $.001 par value	NASDAQ Global Select Market

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐       No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐       No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes    ☒    No □ ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐  Accelerated filer ☒     Non-accelerated filer ☐   (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

On March 5, 2010, there were 34,725,463 shares of the registrant’s common stock outstanding.

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market was approximately $226.9 million as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter).  Shares of common stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding common stock has been excluded from the calculation.  This determination of affiliated status may not be conclusive for other purposes.

Documents Incorporated by Reference:   Portions of the registrant’s proxy statement for its 2010 annual meeting of stockholders, which the registrant expects to file with the Securities and Exchange Commission within 120 days after December 31, 2009, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

ii

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

PART I

In this Annual Report on Form 10-K, we will refer to Zhongpin Inc., a Delaware corporation, as  “our company,” “we,” “us” and “our.”

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of December 31, 2009, which was RMB6.8282 to $1.00. We make no representation that the Renminbi amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On March 5, 2010, the middle rate was RMB6.8266 to $1.00.

Item 1. – Business

Overview

We are principally engaged in the meat and food processing and distribution business in the People’s Republic of China (the “PRC”).  We are developing a nationally-recognized, high-quality, fresh, healthy and nutritious meat and food products brand targeting the middle class in the PRC.  At December 31, 2009, our product line included 358 unique meat products, including chilled pork, frozen pork and prepared meats, and 34 vegetable and fruit products, that are sold on a wholesale basis and on a retail basis through an exclusive network of showcase stores, network stores and supermarket counters.  Our eight processing plants, which are located in Henan, Jilin and Sichuan provinces and in Tianjin in the PRC, have an aggregate processing capacity of approximately 1,504.9 metric tons per day, based on an eight-hour working day, or approximately 541,760 metric tons on an annual basis for chilled and frozen pork. Our three prepared pork products facilities, which are located in Henan province, have an aggregate production capacity of approximately 250 metric tons per day, based on an eight-hour working day, or approximately 90,000 metric tons on an annual basis. Our one vegetables and fruits processing plant, which is located in Henan province, has a production capacity of approximately 83.3 metric tons per day, based on an eight-hour working day, or approximately 30,000 metric tons on an annual basis. All of our products are sold under the “Zhongpin” brand name.

At December 31, 2009, our customers included 27 international or domestic fast food companies in the PRC, 49 processing factories and 1,686 school cafeterias, factory canteens, army posts and national departments.  At such date, we also sold directly to 3,205 retail outlets, including supermarkets, within the PRC.

To differentiate our company from other market incumbents, we also have successfully implemented a unique retail strategy that includes the establishment of a network of showcase stores, branded network stores and supermarket counters that are exclusive retailers of our product lines.  At December 31, 2009, we had a total of 145 showcase stores, 1,012 network stores and 2,048 supermarket counter locations.

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

•
We have implemented a comprehensive logistics management program and have an efficient delivery system that, at December 31, 2009, utilized 534 temperature-controlled container trucks and public railway services;

•	Based upon our historical growth rates, we believe our experienced management team, led by our founder and Chairman, Mr. Zhu Xianfu, has the ability to grow and expand our business;

•	We have an emphasis on quality assurance systems;

•	We have a comprehensive brand building strategy and brand equity management; and

•	We have an innovative product development program, with approximately 108 new products under development at December 31, 2009.

Development of Business

We are a holding company and conduct substantially all of our production, marketing, finance, research and development, and administrative activities through our indirect subsidiaries located in the PRC.  We were incorporated in the State of Delaware under the name “Strong Technical, Inc.” on February 4, 2003.  Prior to March 30, 2005, we had been engaged in the business of supplying skilled workers and engineering professionals (engineers, designers and draftspersons) to businesses on a temporary basis.  From March 30, 2005 to January 30, 2006, we did not generate any significant revenue and we accumulated no significant assets as we explored business opportunities as a publicly-held “shell” corporation.  We entered into our current line of business in January 2006 by acquiring Falcon Link Investment Limited, a holding company formed in the British Virgin Islands (“Falcon Link”), and its operating subsidiaries located in the PRC, including Henan Zhongpin Food Share Co., Ltd. (“Henan Zhongpin”).

In 1993, Changge Meat Factory, a predecessor to Henan Zhongpin, was established in the PRC as a state-owned meat processing factory from a spin-off of a larger state-owned enterprise.  In 1997, six individuals purchased the ownership of Changge Meat Factory in connection with a privatization program encouraged by the Chinese government and established Changge Zhongpin Food Industry Co., Ltd. as a privately-held entity.  In 2000, Changge Zhongpin Food Industry Co., Ltd. changed its corporate name to “Henan Zhongpin Food Share Co., Ltd.”

To raise equity capital from investors outside of the PRC, the six individual shareholders of Henan Zhongpin established Henan Zhongpin Food Co., Ltd. (“HZFC”) in May 2005 to hold their equity interest in Henan Zhongpin, and in July 2005, formed Falcon Link to hold their equity interest in HZFC.  As Falcon Link is a company registered overseas, as a result of its acquisition of HZFC, HZFC became a wholly-owned foreign enterprise under the laws of the PRC.

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

Our corporate organizational chart is shown below.

(1)
Under the laws of the PRC, Henan Zhongpin is required to have at least five individual shareholders to use the word “share” in its corporate name.  In connection with the transfer of a majority of their shares of Henan Zhongpin to HZFC in May 2005, each of the six individual shareholders of Henan Zhongpin (Xianfu Zhu (currently 1.22% interest in Henan Zhongpin), Baoke Ben (currently 0.13% interest in Henan Zhongpin), Shuichi Si (currently 0.09% interest in Henan Zhongpin), Qinghe Wang (currently 0.09% interest in Henan Zhongpin), Chaoyang Liu (currently 0.09% interest in Henan Zhongpin) and Juanjuan Wang (currently 0.08% interest in Henan Zhongpin)) entered into an agreement with HZFC, the controlling shareholder of Henan Zhongpin, pursuant to which such individual shareholders irrevocably assigned to HZFC all of the economic benefits to which he is or may be entitled as a shareholder of Henan Zhongpin.  As a result of such agreements, HZFC, which is a wholly-owned indirect subsidiary of our company, is entitled to 100% of any cash dividends declared and paid by Henan Zhongpin and to vote all outstanding shares of capital stock of Henan Zhongpin in any action by the shareholders of Henan Zhongpin.

(2)
Under the regulations of the Heilongjiang province Administrative Bureau of Industry and Commercial, Heilongjiang Zhongpin Food Co., Ltd. (“Heilongjiang Zhongpin”) is required to have at least two shareholders. In connection with the formation of Heilongjiang Zhongpin, Chaoyang Liu, the sole individual shareholder of Heilongjiang Zhongpin, entered into an agreement with Henan Zhongpin, the controlling shareholder of Heilongjiang Zhongpin, pursuant to which such individual shareholder irrevocably assigned to Henan Zhongpin all of the economic benefits to which he is or may be entitled as a shareholder of Heilongjiang Zhongpin.  As a result of such agreement, Henan Zhongpin is entitled to 100% of any cash dividends declared and paid by Heilongjiang Zhongpin and to vote all outstanding shares of capital stock of Heilongjiang Zhongpin in any action by the shareholders of Heilongjiang Zhongpin.

Industry Overview

The Meat Industry in the PRC.  According to an October 2009 report of the United States Department of Agriculture, the market for pork in the PRC is the largest in the world, accounting for approximately 49% of global production and consumption.  In value terms, the PRC’s overall meat industry is the second largest sector in the country’s entire retail food market basket.  Historically, the vast majority of meat sales in the PRC have taken place in free wet markets, most of which are to be found in open-air markets or on streets.  These markets provide a venue through which the customer can buy live poultry or freshly slaughtered meat produce direct from local farmers.  However, as a result of new hygiene regulations that were introduced by the Chinese government in 1995, governmental agencies recently have encouraged the replacement of open air markets by supermarkets and convenience stores, and the market share of open air markets has continued to decline.  We believe this trend will favorably affect our wholesale business and will add additional customers for the network of showcase stores, branded network stores and supermarket counters that retail our products on an exclusive basis.

The meat industry in the PRC is characterized by fragmentation, sanitation and hygiene issues, as well as social demographic trends. The meat industry is highly fragmented, and supply is extremely localized with limited distribution capability.  The PRC’s vast geography and under-developed transport infrastructure have made it difficult to create national or even regional level brands in the industry and thus, there are no genuine market leaders.

There are no governmental restrictions on the ability of foreign entities to enter the meat and food processing business in the PRC, which has been designated an encouraged industry for foreign investment.

The Retail Meat Market. The retail market for fresh and processed meat and meat products in the PRC has grown substantially in value during the past several years, primarily due to the following key factors:

•
Increased consumer spending power, which has lead to heightened consumer aspirations and the ability of consumers to make more frequent purchases of fresh and processed meat and meat products, as well as purchases of more expensive products;

•	Development of more integrated distribution systems and infrastructure throughout the PRC, which has lead to better distribution around the country from manufacturer to retailer;

•	Rationalization and consolidation of the domestic industry, which has improved industry productivity and profitability, and raised the level of market supply; and

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

As consumer lifestyles in China’s cities have become more frenetic, people are finding that they have less time to prepare meals at home from fresh products alone. This has created a market for more convenience foods, such as part-cooked meats, processed meats and ready-to-eat meals containing meat.

We believe that retail sales of frozen and chilled meat products have also been growing fast over the past several years. Improvements in the retail infrastructure helped to kick-start the growth in these sectors, but the spread of better-equipped stores containing chiller and freezer cabinets is only part of the equation. Just as important is the success of major players in developing – and generating widespread consumer interest in – new products just at a time when local consumers have been looking to spend their increased incomes on more meat products. Furthermore, the spread of more organized retailers into rural areas, particularly through the rural retail chain store program is creating the beginnings of a chill chain out into the countryside at a time when the rural appliance rebate scheme is driving strong growth in rural sales of household appliances, and especially refrigerators. This is creating potential consumer households for chilled and frozen food in rural areas that otherwise would not be, and thus is creating new potential growth for frozen and chilled meats.

We believe that total sales value by sector will follow similar trends to those seen in recent years, though probably at more consistent rates. Overall growth rates are expected to see continued slowing as the market matures, but we expect smaller processed meat sectors, particularly chilled and frozen meats, to still experience rapid growth as a result of increased demand and continuing market penetration due to the spread of modern retail outlet chains such as hypermarkets, supermarkets and convenience stores.

Business Strategy

Our long-term business strategy is to establish our company as the leading provider of meats and fresh foods in the PRC.  Our goal is to increase our market presence and to provide our customers with the highest quality, freshest, healthiest, most nutritious and safest meat and food products.  The key elements of our growth strategy include the following:

Increase our brand recognition.  We believe sustainable growth can best be achieved through a recognizable brand name, and we are focused on building the best nationally-known brand name in the food business in the PRC through various communication channels.  We intend to invest heavily in building our “Zhongpin” brand as a unique identity to reflect value and to position our brand platform to create the perception and image of “health, nutrition, freshness and quality”.

We intend to build our brand by building a comprehensive brand awareness program that will focus on advertising and promotion, pricing strategies, distribution channels and packaging design and functionality.  In addition, in order to differentiate the quality of our products from those of our competitors and to help foster strong brand recognition with consumers, we have established and implemented a network of specialty, high-end boutique grocery stores, network stores and exclusive supermarket counters to showcase our meat, vegetable and fruit products.  At December 31, 2009, we had 145 showcase stores, 1,012 network stores and 2,048 “Zhongpin” supermarket counters. We believe our retail stores will help create additional brand awareness that will benefit our wholesale customers and will showcase all of our products in a manner that will provide the consumer with a broader view of our strategies and goals.

Expand our market presence.  We regard our logistics capabilities as the keystone to our growth strategy and believe our comprehensive plan for logistics management, which includes the integration and coordination of our transportation and warehouses, warehouse management, inventory and transportation control systems, as well as the integration of our marketing and manufacturing efforts, will enable us to accelerate our growth by expanding our operations across the PRC.  At December 31, 2009, we operated sales offices in 106 cities in the PRC and had warehouses in 83 of such cities, including Shanghai, Beijing, Guangzhou, Zhengzhou, Wuhan and Xi’an.  We plan to expand our network of sales offices and warehouses in up to 12 additional cities in the PRC by the end of 2010, and are targeting cities with more than 1,000,000 and less than 3,000,000 residents, annual per capita income exceeding RMB10,000 ($1,466), good infrastructure, including transportation and telecommunications, and a positive commercial environment.

Increase our production capacity. We are executing our strategy to increase our production capacity. We will choose areas around the major cities in the primary markets of East, Northeast and North China as our main capacity expansion areas. We will develop capacity for chilled and frozen pork and prepared pork products, as well as cold chain logistic capacity at these targeted areas. We will mainly expand our capacity through building standardized facilities, but also through acquisitions and leasing.

Expand and optimize our product lines.  At December 31, 2009, our product line included 358 unique meat products and 34 different categories of vegetables and fresh fruits.  In 2000, we established a research and development center to help us develop new processing technologies and food products.  We also work with unaffiliated scientists and experts who act as our outside technical consultants in the development of new processes and products.  Our strategic planning and marketing departments also conduct market studies, seek to spot developing trends in the meat and fresh foods industries and evaluate the ever-changing consumer consumption patterns in the PRC.  We intend to strengthen our market position and accelerate our growth by introducing new lines of low temperature meat products with a view to maintaining customer interest and creating new demand.  We also believe the introduction of new products will broaden our product range and make it more difficult for new competitors to enter the market or to attain significant sales or market share upon entry into the market.  At December 31, 2009, we had approximately 108 new products under development.

Maintain our technological superiority.  We have pursued an integrated approach in designing our operations and have formulated a strategy to address the current issues in the meat and fresh foods industry in the PRC, such as hygiene, sanitation and distribution capability, that have hindered the development of national brands in the industry.  We have purchased state-of-the-art equipment and installed production lines with the most current technology in our processing plants.  In addition, our advanced information technology capability furnishes management with real time information flow that enables all of our functional departments, including marketing, sales, strategic planning, logistics management, procurement, retail, trading and export, to exploit and utilize timely information on pricing of raw materials and products, demand, transportation and inventory levels.  We believe our logistics management capabilities also provide us a competitive advantage by allowing us to implement significant modifications in our logistics systems on a quick response basis.  With feedback from our marketing and sales teams, procurement department and strategic planning group, we can modify our systems in response to changes in the marketplace, competition, government regulations and technology, such as the use of bar codes and electronic interchange to enhance the speed and accuracy of information.

Our Products

Our Pork Products.  The chilled and frozen pork products we produce are sold as various cuts of meat, such as the shoulder, the ribs, the loin or the leg.  Other parts of the pig, such as the head, ears, trotters and internal organs, have a ready market in the PRC and are also distributed and sold by us.

The pork products produced by our slaughterhouses are sold to a wide variety of customers, such as meat and food distributors, wholesalers, food processing companies and supermarkets.  Our pork products are distributed and sold locally in the domestic market and also are exported.

Chilled Pork. In our production of chilled pork, meat is chilled but not frozen at a temperature of between 32o F (0oC) and 39.2 o F (4oC), immediately after it is cut and packed, and thereafter maintained at that temperature during storage or transportation.  This serves to preserve the freshness and quality of the meat. Chilled pork will usually have to be consumed within one week from the time of slaughter.

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

Frozen Pork.  In the production of our frozen pork, the meat is frozen at –31oF (–35oC) to –40oF (–40oC) for 48 hours, after which it is stored or transported at a constant temperature of between –0.4 o F (–18oC) to –13oF (–25oC).  Generally, frozen pork can be kept for about 12 months from the time of slaughter.  Frozen pork is cheaper relative to chilled pork at the retail level.  Food and food processing companies usually require frozen pork in their production of processed meats such as luncheon meat and canned, stewed meat. In the PRC, most of the pork sold in markets, supermarkets and restaurants is frozen.  The domestic customers for our frozen pork include food processing companies and food distributors.

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

Prepared Meats.  We also produce a line of prepared meats, such as sausages, hams and Chinese cured hams that includes more than 150 items that are marketed under our “Zhongpin” brand.

Live pigs and raw pork are the principal raw materials used in our production. See “Item 1A. Risk Factors - Risks Relating to Our Business - If there are any interruptions to or a decline in the amount or quality of our live pigs, raw pork or other major raw material supply, our production or sales could be materially and adversely affected.”

Our Vegetable and Fruit Products.  We contract with more than 100 farms in Henan province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes.  We have contracted with farms close in proximity to our operations to ensure freshness from harvest to processing.  The farms are relatively small, ranging in size from less than 25 acres to 123.5 acres (10-50 hectares), with the largest being approximately 1,358.5 acres (550 hectares).  We contract to grow more than 34 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans, strawberries and capsicum. In recent years, we have worked closely with the Henan Academy of Agricultural Sciences in the PRC to improve the yield and quality of crops.

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

Manufacturing and Production

For each of the years ended December 31, 2009, 2008 and 2007 substantially all of our assets, including all of our material assets, were located in the PRC.

As of March 1, 2010, we owned and operated seven slaughterhouses, including one in Changge City, Henan province, one in Zhumadian City, Henan province, one in Anyang City, Henan province, one in Luoyang City, Henan province, one in Yongcheng City, Henan province, one in Tianjin, and one in Deyang City, Sichuan province, and we leased and operated one additional slaughterhouse  in Gongzhuling City, Jilin province, to carry out the business of slaughtering pigs and the production and sale of chilled and frozen pork products.  Our current total production capacity for chilled pork and frozen pork is approximately 1,504.9 metric tons per day, based on an eight-hour working day, or approximately 541,760 metric tons on an annual basis.  At such date, we owned three facilities for prepared pork products, all in Changge City, Henan province. We have production capacity for prepared pork products of 250 metric tons per eight-hour day, or approximately 90,000 metric tons on an annual basis.  We also have production capacity for fruits and vegetables of 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis.  We utilize state-of-the-art equipment in all of our slaughterhouses and processing facilities.

We believe we must continue to expand our production capacity to seize additional market share.  As a result, we are currently constructing, or plan to construct, the following additional production facilities to expand our production capacity:

•
We are investing approximately $61.0 million, not including the cost of land use rights, to build a production facility, warehouse and distribution center, and research and development center in Tianjin.  This facility will have a production capacity of approximately 100,000 metric tons for chilled and frozen pork, of which 70% will be for chilled pork and 30% for frozen pork, and 36,000 metric tons for prepared foods. We put the new facility for chilled and frozen pork into use ahead of schedule in January 2010.  After chilled and frozen pork production at this new facility commenced, we terminated the lease for our existing production facilities in Tianjin. Following such closure and with the addition of the production capacity from the new facility, our annual chilled and frozen pork production will increase by approximately 9% to 541,760 metric tons from the current production of 494,760 metric tons. The facility for prepared foods will be put into operation in October 2010.

•
We are also investing approximately $5.6 million to build an additional production facility in Changge City, Henan province.  This facility is being designed with a production capacity of 20,000 metric tons for food oil (pork oil).  We expect to put this facility into operation by April 2010.

We procure pigs from local pig farms and breeders located in close proximity to our slaughterhouses.  All the pigs we purchase for slaughtering in our slaughterhouses must have all the health certificates issued by the relevant authorities in the PRC to ensure that the pigs have been under strict and consistent supervision during the rearing period and are in good health when they are purchased by us.  In addition, the pigs slaughtered in our slaughterhouses are also subject to inspections by our own team of certified veterinarians.

Production of Chilled and Frozen Pork Products.  Our veterinarians ensure that only healthy pigs are slaughtered at our slaughterhouses. We maintain all of the required licenses and certificates from the relevant central and local government authorities with regard to our pork production business.  In May 2002, we were awarded ISO 9001 certification that covers our production, research and development and sales activities.   The ISO 9001 certification indicates that our slaughterhouses and pork production operations comply with international standards of quality assurance established by the International Organization of Standardization.  All of our production lines have also passed HACCP (Hazard Analysis and Critical Control Point) under GMP (Good Manufacturing Practice) and SSOP (Sanitation Standard Operating Procedure in the PRC).

When pigs arrive at the slaughterhouses, our certified veterinarians, together with the local Animal Husbandry Department inspectors, conduct a physical inspection of the pigs to ascertain whether they are fit for human consumption.  Blood and urine samples are obtained from a random sample of pigs which are tested for disease.  The pigs are then weighed and are quarantined for approximately 6-12 hours, during which time only water is provided to the pigs.

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

Quality control checks are conducted at all production stages to detect and remove meat that is spoiled or has been infected by bacteria. The appearance of the skin, internal organs and the meat itself is subject to physical observation and laboratory testing to see if the pig is diseased.  Every pig that is slaughtered in our slaughterhouses is assigned a serial number so that a trace can be run on any processed pig.  All of these quality control checks are conducted by our veterinarians and quality control staff.

A high level of hygiene is maintained at our slaughterhouses.  All staff and visitors who enter the slaughterhouses must first put on protective clothing and be sterilized with disinfectant. All packaging materials used for meat also must be sterilized.

At December 31, 2009, a total of 289 employees worked in our quality assurance program, of which 71 were quality control engineers and 218 were staff.  The quality control laboratory meets and exceeds all standards set by the authorities and relevant agencies in the PRC.

Storage and Transportation of Pork Products. The pork products from freshly slaughtered pigs at our slaughterhouses are blast frozen after slaughtering to prevent deterioration of the meat caused by bacteria or chemical changes.  Frozen meat is stored in cold storage facilities at a temperature of between –9.4oF  (–23oC) and –0.4oF (–18oC) for 24 hours before being transported.  Chilled meat is chilled to between 32oF (0oC) and 39.2oF (4oC) before being transported to customers.  The chilled and frozen pork is maintained within the requisite temperature ranges during subsequent handling, transportation and distribution to retain freshness and to prevent deterioration of the meat.

Sales, Marketing and Distribution

Our key customers are principally wholesalers, restaurants, supermarkets, large retailers and food services, such as food processing factories, school cafeterias and canteens, in the PRC.  For the years ended December 31, 2009, 2008 and 2007, sales to our five largest customers amounted in the aggregate to approximately $85.5 million, $81.2 million and  $48.4 million, respectively, accounting for approximately 12%, 15% and 17%, respectively, of our total revenue.  For the years ended December 31, 2009, 2008 and 2007, no customer accounted for 10% or more of our consolidated revenues.  No material amount of our business is dependent on government contracts.

Sales volume for the meat industry typically increases during the period leading to the one-week celebration of the Chinese Spring Festival, which usually takes place in late January or early February.  In general, demand for pork tends to be the greatest during the first quarter of the year due to the tendency of consumers to eat greater amounts of meat during the Spring Festival and the colder period of the year.  The third quarter typically is the slower season for the industry due to the lower supply of live pigs as well as the slight drop in meat consumption during the hot summer months.  In general, we do not expect a material seasonal effect on our revenues.

At December 31, 2009, we had sales offices in 106 cities in the PRC, extending from Henan province, in which our headquarters is located, to South China, East China, North China and the South midland of the PRC, and had warehouses in 83 of such cities.  We plan to further expand our network of sales offices and warehouses to 12 other cities in the PRC by the end of 2010 in order to meet consumer demand.

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

Our sales teams travel to major cities in the PRC, such as Shanghai, Beijing, Wuhan and Zhengzhou, to market and sell our pork products to wholesale markets and selected retail chains in those cities.  We usually transport pork products by refrigerated trucks. Railroads are used for transporting pork products to those cities that are located at a further distance from our operations facilities.

In addition, our sales teams travel and market pork products, vegetables and fruits to potential customers in Europe, Russia, Hong Kong and other selected countries in Asia and South Africa.  During the years ended December 31, 2009, 2008 and 2007, we exported approximately 3,692 metric tons, 1,857 metric tons and 5,419 metric tons, respectively, of pork products, and 843 metric tons, 445 metric tons and 10,261 metric tons, respectively, of vegetables and fruits.

The following table shows for the three years ended December 31, 2009 the amount and percentage of our revenues derived from our sales of products to customers located in the United States, the PRC and all foreign countries other than the PRC based on the locations to which our products were shipped. All of our long-lived assets are located in the PRC.

	Years Ended December 31,
	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(U.S. dollars in millions)

The People’s Republic of China	$718.9	99%	$534.5	99%	$275.3	94%
United States of America	-	-	-	-	-	-
Other foreign countries	7.1	1	5.3	1	16.1	6
Totals	$726.0	100%	$539.8	100%	$291.4	100%

We also sell directly to selected chains and independent resellers.  Some of the major selection criteria we employ to screen resellers are as follows:

•	Market potential of the reseller’s location;

•	Competitiveness of the local market;

•	Location and coverage;

•	Traffic density; and

•	Credibility of the operator and market development capacity.

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

Showcase Stores.  Based on market research and evolving consumption trends, we have taken a customer-driven marketing approach and have focused on a core customer segment that consists of the middle class in the PRC, which generally includes the rapidly increasing number of households with annual income above RMB40,000-120,000 (U.S.$5,800-$17,000).  We believe this consumer segment has disposable income and a willingness to spend on quality goods and services.  A market analysis prepared in July 2008 by Access Asia concluded the middle-class segment of the PRC numbered approximately 35 million households in 2005 and is expected to climb sharply to over 92 million households by 2015.  As a result, we are pursuing a first-mover advantage and have developed the concept of high-end specialty boutique grocery chain stores to offer our products and other merchandise for the convenience of a typical two-income, middle-class family that shops daily after work.

The showcase stores are designed to highlight all of our products, as well as to provide customers with a broad view of our strategies and goals.  At December 31, 2009, there were 145 showcase stores, most of which were located at “Main & Main” locations in major cities within Henan province.  The showcase stores are owned and operated by independent operators, but share the same design and physical layout, and are managed in accordance with our operating procedures.  All employees of these stores are required to undergo our vigorous three-month training program.  In addition, we establish the merchandising and pricing policies of these stores.  During the year ended December 31, 2009, approximately 89% of all revenues generated in these stores are derived from sales of our products.

Network Stores.  In addition to the showcase stores, we sell products through network stores that are owned and operated by independent operators.  At December 31, 2009, there were 1,012 network stores that were generally located in the larger cities in Henan province and adjoining provinces.  We provide the operators of the network stores standardized physical designs and layouts for each store, and the operators of the network stores manage the business following our management guidelines and pricing policies.  Each store has the right to use “Zhongpin” logos and brands.  During the year ended December 31, 2009, approximately 75% of the revenues generated from such stores are derived from the sale of our branded products.

Zhongpin Supermarket Counters.  We also have established “Zhongpin” supermarket counters in supermarkets and local markets.  At December 31, 2009, there were 2,048 Zhongpin supermarket counters.  The counters are exclusive purveyors of our meats and meat products and are owned and operated by the supermarkets and local markets.  A majority of the “Zhongpin” counters at supermarkets use our standardized physical design and layout in addition to related rules and guidelines provided by the supermarket partners.

Research and Development

Research and development continues to be a significant component of our strategy to extend our existing brands and product lines and expand into new branded items and product lines.  In 1999, Henan Zhongpin founded Zhongpin Technology Research and Development Center, a food research institute in Changge City, Henan province.  In 2000, Henan Zhongpin established a technology center, which has evolved into the technical research center for the entire meat industry in Henan province.  At December 31, 2009, the research center employed 115 scientists and technicians.  The mission of the research center is to develop new processing technologies and food products.  In addition, our product development team works with the China Meat Processing Research Center, the premier research institute for meat processing technology in the PRC, and we have jointly established a research center in Beijing.  We also work with scientists and researchers from Beijing University, China Agricultural University, the Chinese Academy of Agricultural Science, Henan Agricultural University and other universities to develop production technologies and innovative meat products.  At December 31, 2009, we had relationships with 76 scientists and experts who acted as our outside technical consultants.

The meat and meat processing industry in the PRC is regarded by the Central Government of the PRC as a “key” industry and certain participants in the industry, including our company, receive special technology subsidies and research grants for undertaking “technologies plan projects” for the government.  To receive these subsidies and grants, the recipients must complete the research and development objectives assigned by the government, and all funds must be used to pay project-related costs, such as training fees, laboratory costs or the costs of importing technology.  As a qualified company, we are undertaking research and development projects for both the Central Government of the PRC and the Henan provincial government. Please refer to Note 15 to our audited financial statements for more information about government subsidies.

During 2009, we launched 78 new products that were developed in our technology center and, at December 31, 2009, we had approximately 108 new products under development.  Our expenditures for research and development for the years ended December 31, 2009, 2008 and 2007 were approximately $2.8 million, $3.2 million and $1.8 million, respectively.

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

We cannot give any assurance that the protection afforded our intellectual property will be adequate. It may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. See “Item 1A. Risk Factors - Risks Related to Our Business - Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.”

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

The 11th Five-Year Development Program of the China Meat Industry, promulgated in 2006, set the following guidelines in agriculture.

•	To develop a modern agriculture industry and to optimize production to promote high-yield, environmentally friendly, high quality and safe products;

•	To integrate agricultural information resources to promote advanced technology in rural areas and to provide services to farmers;

•	To increase the income of farmers by developing high-value-added products, creating jobs for farmers and providing direct government subsidies; and

•	To support the development of a competitive and quality domestic market.

We are also subject to stringent environmental regulations. See “Item 1A. Risk Factors - Risks Relating to Our Business - Our failure to comply with increasingly stringent environmental regulations and related litigation could result in significant penalties, damages and adverse publicity for our business.”

Employees

As of December 31, 2009, we employed 6,256 employees, of whom 4,489 were operating personnel, 1,273 were sales personnel, 115 were research and development personnel and 379 were administrative personnel.  We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

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

We believe chilled and frozen pork products have strong growth potential in the PRC and, accordingly, we have continuously increased our sales of chilled and frozen pork.  If the chilled and frozen pork market in the PRC does not grow as we expect, our business may be harmed, we may need to adjust our growth strategy and our results of operations may be adversely affected.

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

For the three years ended December 31, 2009, 2008 and 2007, revenue attributable to our export business as a percentage of our total revenue was approximately 1%, 1% and 6%, respectively.  We must maintain certain licenses from applicable foreign governments in order to continue to export to those jurisdictions. In addition, we must apply for licenses from applicable foreign governments should we desire to export our products to countries with which we currently do not have business relations.  We cannot assure you that we can maintain our current licenses for export or obtain licenses to export to countries with which we do not currently have business relations.  The loss of any licenses or the inability to obtain new licenses to export may adversely affect the aggregate amount of our export sales and the profitability of our business.

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

Over the last three years, we constructed, leased or acquired several new production facilities, both within and outside of Henan province.  Our growth strategy includes the continued expansion of our manufacturing operations and may include acquisitions of additional products, manufacturing or production capabilities or sources of supply.  In addition, we intend to expand our network of sales offices and warehouses to additional cities in the PRC.  The implementation of such strategy may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly-hired employees, assumption of unknown liabilities and potential disputes.  We also could experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware.

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

The global economy has recently experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. We rely on the credit markets, particularly for short-term borrowings from banks in the PRC, as well as the capital markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Disruptions in the credit and capital markets, as have been experienced since mid-2008, could adversely affect our ability to draw on our short-term bank facilities. Our access to funds under these credit facilities is dependent on the ability of the banks that are parties to those facilities to meet their funding commitments, which may be dependent on governmental economic policies in the PRC. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products and increased incidence of customers’ inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur bad debt expense at levels higher than historically experienced. These events would adversely affect our results of operations, cash flows and financial position.

Our operations are cash intensive and our business could be adversely affected if we fail to maintain sufficient levels of working capital.

We expend a significant amount of cash in our operations, principally to fund our raw material procurement.  Our suppliers, in particular, suppliers of pigs, typically require payment in full within seven days after delivery, although some of our suppliers provide us with credit.  In turn, we typically require our customers of chilled and frozen pork to make payment in full on delivery, although we offer some of our long-standing customers credit terms.  We generally fund most of our working capital requirements out of cash flow generated from operations.  If we fail to generate sufficient revenues from our sales, or if we experience difficulties collecting our accounts receivable, we may not have sufficient cash flow to fund our operating costs and our profitability could be adversely affected.

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

In addition to our sales to wholesale customers, we sell our products through showcase stores, network stores and supermarket brand counters.  All of these retail-based stores exclusively sell our pork products and display the Zhongpin logo on the fascia of the stores. For the years ended December 31, 2009, 2008 and 2007, these retail outlets accounted for approximately 41%, 42% and 44%, respectively, of our total revenue.  Any significant deterioration in the sales performance of our retail-based stores could adversely affect our financial results.  In addition, any sanitation, hygiene or food quality problems that might arise from the retail-based stores could adversely affect our brand image and lead to a loss of sales. We do not own or franchise any of the retail-based stores.

We rely on the performance of our large retailers and mass merchant customers for the success of our sales, and should they perform poorly or give priority to our competitors’ products, our sales performance and branding image could be materially and adversely affected.

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

Our key customers are principally supermarkets and large retailers in the PRC.  For the years ended December 31, 2009, 2008 and 2007, sales to our five largest customers amounted in the aggregate to approximately $85.5 million, $81.2 million and $48.4 million, respectively, accounting for approximately 12%, 15% and 17%, respectively, of our total revenue.  We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all.  If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

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

At March 5, 2010, Mr. Xianfu Zhu, our founder, Chairman of the Board and Chief Executive Officer and our largest stockholder, beneficially owned approximately 18.3% of our outstanding shares of common stock, and our other executive officers and directors collectively beneficially owned an additional 4.2% of our outstanding shares of common stock.  As a result, pursuant to our By-laws and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our company, including, but not limited to, any stockholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our By-laws.  Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

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

If we are required to make a payment under our guarantee of the indebtedness of Huanghe Group Co., Ltd., our liquidity may be adversely affected, which could harm our financial condition and results of operations.

In June 2009, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group Co., Ltd., a group corporation based in Henan province, PRC that is not affiliated with our company or with any of our subsidiaries (“Huanghe Group”). Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $8.8 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $8.8 million. The agreement expires in June 2010. In September 2009, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $5.9 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $5.9 million. The agreement expires in September 2010. At the expiration of the agreements, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreements. At December 31, 2009, Henan Zhongpin had outstanding guarantees for $14.6 million of Huanghe Group’s bank loans under the agreements. All of the bank loans of Huanghe Group guaranteed by Henan Zhongpin will mature within the next 12 months. However, we may extend the mutual guarantee agreement with Huanghe Group or enter into a similar mutual guarantee agreement with another unaffiliated entity in the future. If Huanghe Group or any other entity with which we have a mutual guarantee agreement defaults on its bank loans and we or one of our subsidiaries is required to pay all or a portion of such loans under a mutual guarantee agreement, we or such subsidiary will be required to seek reimbursement for such payment from the unaffiliated entity. In such event, it is unlikely that the unaffiliated entity will be able to make such reimbursement and we may be unable to recoup the amount we paid at such time, if ever. Further, under a mutual guarantee agreement, we or such subsidiary may be required to make payment at a time when we or such subsidiary does not have sufficient cash to make such payment and at a time when we or such subsidiary may be unable to borrow such funds on terms that are acceptable, if at all. As a result, any demand for payment under a mutual guarantee agreement to which we or one of our subsidiaries is a party may have an adverse affect on our liquidity, financial condition and results of operations.

A general economic downturn, a recession or a sudden disruption in business conditions in the PRC may affect consumer purchases of discretionary items, including food products, which could adversely affect our business.

Consumer spending is generally affected by a number of factors, including general economic conditions, the level of unemployment, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may affect sales of our products. In addition, sudden disruption in business conditions as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions and climate changes or other natural disasters, pandemic situations or large scale power outages can have a short or, sometimes, long-term effect on consumer spending. A downturn in the economy in the PRC, including any recession or a sudden disruption of business conditions in those economies, could adversely affect our business, financial condition or results of operation.

Risks Relating To Our Industry

The recent outbreak of swine influenza (swine flu) or other diseases could adversely affect our business, results of operations and financial condition.

A spread of swine influenza (A/H1N1 flu), a form influenza, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations and sales revenue. According to the World Health Organization (WHO), over 12,000 people have died of A/H1N1 flu worldwide in 2009. Since June 11, 2009, WHO has maintained its flu alert level at level 6, the highest level, which indicates a pandemic, although the WHO maintains that the severity of the pandemic is moderate. As of December 31, 2009 more than 120,000 confirmed cases of A/H1N1 in humans were reported by health officials in China, with the death toll at 648. According to the U.S. Center for Disease Control and Prevention, A/H1N1 flu cannot be contracted by humans through eating properly-handled and cooked pork or pork products. In addition, our procurement and production facilities have not been affected by A/H1N1 flu and we are not aware of any recent cases of A/H1N1 flu anywhere in the PRC. However, negative association of the A/H1N1 flu with pigs and pork products could have a negative impact on sales of pork products. Moreover, there can be no assurance that our facilities or products will not be affected by A/H1N1 flu or similar influenzas in the future, or that the market for pork products in the PRC will not decline as a result of fear of such disease. If either case should occur, our business, results of operations and financial condition would be adversely and materially affected.

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

The pig slaughtering and processed meat industries in the PRC are highly competitive. Our processed meat products are targeted at mid- to high-end consumers, a market in which we face increasing competition, particularly from foreign suppliers. In addition, the evolving government regulations in relation to the pig slaughtering industry has driven a trend of consolidation through the industry, with smaller operators unable to meet the increasing costs of regulatory compliance and therefore at a competitive disadvantage. We believe that our ability to maintain our market share and grow our operations within this landscape of changing and increasing competition is largely dependent upon our ability to distinguish our products and services.

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

An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations and turnover. In 2006, there was an outbreak of streptococcus suis in pigs, principally in Sichuan province, PRC, with a large number of cases of human infection following contact with diseased pigs. There also were unrelated reports of diseased pigs in Guangdong province, PRC. Our procurement and production facilities are located in Henan province, PRC and were not affected by the streptococcus suis infection. In March 2010, there were reports of an outbreak of foot-and-mouth disease in Guangdong province, PRC and a total of 8,382 pigs have been culled after such disease break as of March 2, 2010. There can be no assurance that our facilities or products will not be affected by an outbreak of this disease or similar ones in the future, or that the market for pork products in the PRC will not decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.

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

Our product and company name may be subject to counterfeiting and/or imitation, which could have an adverse effect upon our reputation and brand image, as well as lead to higher administrative costs.

We regard brand positioning as the core of our competitive strategy, and intend to position our “Zhongpin” brand to create the perception and image of “health, nutrition, freshness and quality” in the minds of our customers. There have been frequent occurrences of counterfeiting and imitation of products in the PRC in the past. We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could negatively affect our corporate and brand image, particularly if the counterfeit or imitation products cause sickness, injury or death to consumers. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues or an increase in our administrative expenses in respect of detection or prosecution.

Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We have registered our trademark “Zhongpin” in the PRC for the product categories for which it is currently used. However, there can be no assurance that additional applications, if any, we make to register such mark, or any other tradename or trademark we may seek to register, will be approved and/or that the right to the use of any such trademarks outside of their respective current areas of usage will not be claimed by others. We also own the rights to two domain names that we use in connection with the operation of our business. We believe that such trademarks and domain names provide us with the opportunity to enhance our marketing efforts for our products. Failure to protect our intellectual property rights may undermine our marketing efforts and result in harm to our reputation and the growth of our business.

PRC intellectual property-related laws and their implementation are still under development. Accordingly, intellectual property rights in China may not be as effective as in the United States or many other countries. Litigation may be necessary to enforce our intellectual property rights and the outcome of any such litigation may not be in our favor. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation in a timely manner or at all. Furthermore, any such litigation may be costly and may divert management attention away from our business and cause us to expend significant resources. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. We have no insurance coverage against litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties. All of the foregoing factors could harm our business and financial condition.

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

In recent years, however, the government has introduced measures aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Nonetheless, a substantial portion of productive assets in the PRC is still owned by the PRC government. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces in the PRC than in others, and the continuation or increases of such disparities could affect the political or social stability in the PRC.

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

Recent regulatory reforms in the PRC may limit our ability as a foreign investor to acquire additional companies or businesses in the PRC, which could hinder our ability to expand in the PRC and adversely affect our long-term profitability.

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

On August 8, 2006, the PRC Ministry of Commerce, the State-owned Assets Supervision and Administration Commission, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and the State Administration of Foreign Exchange jointly promulgated a new rule entitled “Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors” (the “M&A Rules”), which became effective on September 8, 2006, relating to acquisitions by foreign investors of businesses and entities in the PRC. The M&A Rules provide the basic framework in the PRC for the approval and registration of acquisitions of domestic enterprises in the PRC by foreign investors.

The M&A Rules establish additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex than in the past. After the promulgation of the M&A Rules, the PRC government can now exert more control over the acquisitions of Chinese companies, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise.

The M&A Rules stress the necessity of protecting national economic security in the PRC in the context of foreign acquisitions of domestic enterprises. Foreign investors must comply with comprehensive reporting requirements in connection with acquisitions of domestic companies in key industrial sectors that may affect the security of the “national economy” or in connection with acquisitions of domestic companies holding well-known trademarks or traditional brands in the PRC. Failure to comply with such reporting requirements that cause, or may cause, significant affect on national economic security may be terminated by the relevant ministries or be subject to other measures as are deemed necessary to mitigate any adverse effect.

Our business operations or future strategy could be adversely affected by the M&A Rules. For example, if we decide to acquire a PRC company, complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our PRC subsidiaries’ ability to distribute profits to us, or otherwise materially and adversely affect us.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in October 2005 named Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Return Investments via Overseas Special Purpose Vehicles, or the Circular 75, requiring PRC residents, including both legal persons and natural persons, to register with an appropriate local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising fund from overseas. When a PRC resident contributes the assets or equity interests it holds in a PRC company into the offshore special purpose company, or engages in overseas financing after contributing such assets or equity interests into the offshore special purpose company, such PRC resident shall modify its SAFE registration in light of its interest in the offshore special purpose company and any change thereof. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. PRC residents who have established or acquired direct or indirect control of offshore companies that have made onshore investments in the PRC in the past are required to complete the registration procedures by March 31, 2006. To further clarify the implementation of Circular 75, SAFE issued Circular 124 and Circular 106 on November 24, 2005 and May 29, 2007, respectively. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing in a timely manner of SAFE registrations by the offshore holding company’s shareholders who are PRC residents. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. If the PRC subsidiaries of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions.

We are committed to complying, and to ensuring that our shareholders, who are PRC citizens or residents, comply with the SAFE Circular 75 requirements. We believe that all of our current PRC citizen or resident shareholders and beneficial owners have completed their required registrations with SAFE. However, we may not at all times be fully aware or informed of the identities of all our beneficial owners who are PRC citizens or residents, and we may not always be able to compel our beneficial owners to comply with the SAFE Circular 75 requirements. As a result, we cannot assure you that all of our shareholders or beneficial owners who are PRC citizens or residents will at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 75 or other related regulations. Failure by any such shareholders or beneficial owners to comply with SAFE Circular 75 could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

In addition, the PRC National Development and Reform Commission, or the NDRC, promulgated a rule in October 2004, or the NDRC Rule, which requires NDRC approvals for overseas investment projects made by PRC entities. The NDRC Rule also provides that approval procedures for overseas investment projects of PRC individuals must be implemented with reference to this NDRC Rule. However, there exist extensive uncertainties as to interpretation of the NDRC Rule with respect to its application to a PRC individual’s overseas investment and, in practice, we are not aware of any precedents that a PRC individual’s overseas investment has been approved by the NDRC or challenged by the NDRC based on the absence of NDRC approval. Our current beneficial owners who are PRC individuals did not apply for NDRC approval for investment in us. We cannot predict how and to what extent this will affect our business operations or future strategy. For example, the failure of our shareholders who are PRC individuals to comply with the NDRC Rule may subject these persons or our PRC subsidiary to certain liabilities under PRC laws, which could adversely affect our business.

Fluctuation in the value of the RMB may have a material adverse effect on our financial condition and results of operations.

At present, all of our domestic sales are denominated in RMB and our export sales are denominated primarily in U.S. dollars. In addition, we incur a portion of our cost of sales in Euros, U.S. dollars and Japanese yen in the course of our purchase of imported production equipment and raw materials. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. However, the People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. While international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the U.S. dollar and other foreign currencies. As we rely entirely on dividends paid to us by our PRC subsidiaries, any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of any dividends payable on our shares in foreign currency terms. Furthermore, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

As very limited types of hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations, we have not entered into any such hedging transactions. Accordingly, we cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign exchange losses in the future.

Governmental control of currency conversion may affect the ability of our company to obtain working capital from our subsidiaries located in the PRC and the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which currently is not a freely convertible currency. Under our current structure, our income is primarily derived from the operations of Henan Zhongpin. Shortages in the availability of foreign currency may restrict the ability of Henan Zhongpin to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments relating to “current account transactions”, including dividend payments, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which RMB is to be converted into foreign currency and remitted out of the PRC in connection with “capital account transactions”, such as the repayment of loans denominated in foreign currencies. Our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from the SAFE, by complying with certain procedural requirements. Our PRC subsidiaries may also retain foreign currency their respective current account bank accounts for use in payment of international current account transactions. However, we cannot assure you that the PRC government will not take measures in the future to restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Our PRC subsidiaries are subject to restrictions on making payments to us, which could adversely affect our cash flow and our ability to pay dividends on our capital stock.

We are a holding company incorporated in the State of Delaware and do not have any assets or conduct any business operations other than our investment in our operating subsidiaries in the PRC. As a result of our holding company structure, we will rely entirely on contractual payments or dividends from our PRC subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Each of our PRC subsidiaries, including Henan Zhongpin, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves or statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of its respective registered capital. As a result, our PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends, loans or advances. We anticipate that in the foreseeable future our PRC subsidiaries will need to continue to set aside 10% of their respective after-tax profits to their statutory reserves. Further, as Henan Zhongpin has in the past, and Henan Zhongpin and our other subsidiaries in the PRC may in the future, incur debt on its or their own, the instruments governing such debt may restrict such subsidiary’s ability to make contractual or dividend payments to any parent corporation or other affiliated entity. If we are unable to receive all of the funds we require for our operations through contractual or dividend arrangements with our PRC subsidiaries, we may not have sufficient cash flow to fund our corporate overhead and regulatory obligations in the United States and may be unable to pay dividends on our shares of capital stock.

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

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, the PRC has not developed a fully-integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and adversely affected. In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of our resources and management attention.

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

In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law, which became effective on January 1, 2008. On September 18, 2008, the PRC State Council issued the implementing rules for the Labor Contract Law. The Labor Contract Law formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. Considered one of the strictest labor laws in the world, among other things, the Labor Contract Law provides for specific standards and procedures for the termination of an employment contract and places the burden of proof on the employer. In addition, the law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including the case of the expiration of a fixed-term employment contract. Further, the law requires an employer to conclude an “employment contract without a fixed-term” with any employee who either has worked for the same employer for 10 consecutive years or more or has had two consecutive fixed-term contracts with the same employer. An “employment contract without a fixed term” can no longer be terminated on the ground of the expiration of the contract, although it can still be terminated pursuant to the standards and procedures set forth under the Labor Contract Law. Finally, under the Labor Contract Law, downsizing of either more than 20 people or more than 10% of the workforce may occur only under specified circumstances, such as a restructuring undertaken pursuant to the PRC’s Enterprise Bankruptcy Law, or where a company suffers serious difficulties in production and/or business operations, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract not possible. To date, there has been very little guidance and precedents as to how such specified circumstances for downsizing will be interpreted and enforced by the relevant PRC authorities. All of our employees working for us exclusively within the PRC are covered by the Labor Contract Law and thus, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns may be curtailed. Accordingly, if we face future periods of decline in business activity generally or adverse economic periods specific to our business, the Labor Contract Law can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds we received from our public offerings to make loans to our PRC subsidiaries or to make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are an offshore holding company conducting our operations in China through our PRC subsidiaries. In utilizing the proceeds we received from any offering, we plan to make loans to our PRC subsidiaries, whether currently in existence or to be formed in the future, or make additional capital contributions to our PRC subsidiaries.

Any loans we make to our PRC subsidiaries cannot exceed statutory limits and must be registered with the PRC State Administration of Foreign Exchange, or SAFE, or its local counterparts. Under applicable PRC law, the government authorities must approve a foreign-invested enterprise’s registered capital amount, which represents the total amount of capital contributions made by the shareholders that have registered with the registration authorities. In addition, the authorities must also approve the foreign-invested enterprise’s total investment, which is equal to the company’s registered capital plus the amount of shareholder loans it is permitted to borrow under the law. The ratio of registered capital to total investment cannot be lower than the minimum statutory requirement. If we make loans to Henan Zhongpin Food Co., Ltd., our first-tier PRC subsidiary, that do not exceed its current maximum amount of borrowings, we will have to register each loan with SAFE or its local counterpart for the issuance of a registration certificate of foreign debts. In practice, it could be time-consuming to complete such SAFE registration process. Alternatively or concurrently with the loans, we might make capital contributions to Henan Zhongpin Food Co., Ltd. and such capital contributions involve uncertainties of their own. Further, SAFE promulgated a new circular (known as Circular 142) in August 2008 with respect to the administration of conversion of foreign exchange capital contributions of a foreign invested enterprise. The circular clarifies that RMB converted from foreign exchange capital contributions can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investments unless otherwise permitted.

We cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC subsidiaries or with respect to future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we receive from public offerings and to capitalize or otherwise fund our PRC operations may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business.

We may be subject to fines and legal sanctions by SAFE or other PRC government authorities if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee stock options granted by offshore listed companies to PRC citizens.

On March 28, 2007, SAFE promulgated the Operating Procedures for Foreign Exchange Administration of Domestic Individuals Participating in Employee Stock Ownership Plans and Stock Option Plans of Offshore Listed Companies, or Circular 78. Under Circular 78, Chinese citizens who are granted share options by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with SAFE and complete certain other procedures, including applications for foreign exchange purchase quotas and opening special bank accounts. We and our Chinese employees who have been granted share options are subject to Circular 78. Failure to comply with these regulations may subject us or our Chinese employees to fines and legal sanctions imposed by SAFE or other PRC government authorities and may prevent us from further granting options under our share incentive plans to our employees. Such events could adversely affect our business operations.

We may be classified as a “resident enterprise” for PRC enterprise income tax purposes, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

The new PRC Enterprise Income Tax Law, or the New EIT Law, that became effective January 1, 2008 provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income. A recent circular issued by the PRC State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends paid by such “resident enterprises” and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when received or recognized by non-PRC resident enterprise shareholders. This recent circular also subjects such “resident enterprises” to various reporting requirements with the PRC tax authorities. Under the implementation regulations to the New EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and assets of an enterprise. In addition, the recent circular mentioned above specifies that certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises will be classified as “resident enterprises” if the following are located or resident in China: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision-making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and half or more of senior management or directors having voting rights.

If the PRC tax authorities determine that we are a “resident enterprise,” a number of unfavorable PRC tax consequences could follow. First, we will be subject to income tax at the rate of 25% on our worldwide income. Second, although under the New EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as “tax-exempted income”, we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, dividends payable by us to our investors and gain on the sale of our shares may become subject to PRC withholding tax. This could have the effect of increasing our effective income tax rate and could also have an adverse effect on our net income and results of operations, and may require us to withhold tax on our non-PRC shareholders.

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

In 2007, our four registration statements on Form S-1 were declared effective by the Securities and Exchange Commission registering the resale from time to time in the open market of an aggregate of 22,619,385 shares of our common stock, some of which shares have since been sold. In addition, in 2009, our registration statement on Form S-3 was declared effective by the Securities and Exchange Commission registering securities that may be offered by us from time to time with an aggregate offering price of up to $80,000,000. In October 2009, we issued 4,600,000 shares of common stock pursuant to this registration statement on Form S-3 for an aggregate purchase price of $60,950,000. Our board of directors has the discretion to issue additional securities under this registration statement on Form S-3. Actual sales of such shares, or the prospect of sales of such shares by the holders of such shares, may have a negative effect on the market price of the shares of our common stock. We may also register for resale additional outstanding shares of our common stock or shares that are issuable upon exercise of outstanding warrants or reserved for issuance under our stock option plan. Once such shares are registered, they can be freely sold in the public market. If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

Item 1B. – Unresolved Staff Comments

None.

Item 2. – Properties

Properties

The following table shows certain information relating to our corporate offices and other facilities.

Location	Approximate Floor Area(1) (Square Feet)	Ownership Status(2)	Principal Uses

21 Changshe Road Changge City, Henan province	221,241	Owned	Corporate headquarters

South Part, Changxing Road Changge City, Henan province	622,650	Owned	Meat products processing plant

South Part, Changxing Road Changge City, Henan province	676,804	Owned	Meat, fruit and vegetable products processing plant

South Part, Changxing Road Changge City, Henan province	545,325	Owned	Logistic center, warehouse and prepared meat processing plant

East Part, North Weiwu Road Changge City, Henan province	2,142,475	Owned	Logistic center, warehouse and processing facility for fruits and vegetables

Food Industrial Park, Tangyin County Anyang City, Henan province	1,684,589	Owned	Meat products processing plant

17 Luogui Road, Cangshan County Zhongjiang City, Sichuan province	717,604	Owned	Meat products processing plant

Industrial Park Suiping City, Henan province	1,771,483	Owned	Meat products processing plant

Jinghai Economic Development Zone, Tianjin	933,339	Leased(3)	Meat products processing plant

Location	Approximate Floor Area(1) (Square Feet)	Ownership Status(2)	Principal Uses

Shouyang Mountain Industry Park, Yanshi, Luoyang City, Henan province	1,653,432	Owned	Meat products processing plant

Tuonan Industry Park Yongcheng City, Henan province	1,711,293	Owned	Meat products processing plant

No. 208, East Gongzhu Avenue Gongzhuling City, Jilin province	446,706	Leased(4)	Meat products processing plant

South of Xiliucheng Bridge, Jinghai, Tianjin	1,435,200	Owned	Meat products processing plant, logistic center, warehouse, prepared meat processing plant, and research and development center

(1)	Calculated based upon the measurements of the land upon which the facility is situated.

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

(3)
This facility is leased pursuant to a lease that expires in March 2010 and provides for aggregate rental payments of 2,640,000 RMB ($386,473) for year 2009 and 690,000 RMB ($101,010) for year 2010 for the lease term.

(4)	This facility is leased pursuant to a three-year lease that expires in December 2011 and provides for aggregate rental payments of 2,800,000 RMB ($410,407) per year for the lease term.

Item 3. – Legal Proceedings

Neither our company nor any of our subsidiaries is a party to any legal proceedings that, individually or in the aggregate, are material to our company as a whole.

Item 4. – (Removed and Reserved)

PART II

Item 5. –	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares began trading on the NASDAQ Global Select Market on December 27, 2007 under the symbol “HOGS.” From January 31, 2006 to December 26, 2007, our shares traded on the OTC Bulletin Board under the symbol “ZHNP.”

The following table contains information about the range of high and low closing prices for our common stock based upon reports of transactions on the NASDAQ Global Select Market for each full quarterly period during the period January 1, 2008 to December 31, 2009.

	High	Low

2008

First Quarter	$14.45	$8.50
Second Quarter	13.05	9.55
Third Quarter	12.97	9.88
Fourth Quarter	12.00	6.81

2009

First Quarter	$12.30	$7.39
Second Quarter	13.13	8.30
Third Quarter	14.93	9.20
Fourth Quarter	16.29	12.33

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

As of March 5, 2010, there were approximately 68 holders of record of our common stock. On March 5, 2010, the closing sale price of our common stock as reported by the NASDAQ Global Select Market was $13.39 per share.

While cash dividends were paid in 2003 and 2002 by Henan Zhongpin, which is a deemed predecessor to our company and our subsidiary in the PRC, we have never paid or declared any dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future. As a result of our holding company structure, we would rely entirely on contractual or dividend payments from our PRC subsidiaries for our cash flow to pay dividends on our common stock. The PRC government imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC, which also may affect our ability to pay cash dividends in the future. See “Item 1A. Risk Factors - Risks Relating to Conducting Business in the PRC - Governmental control of currency conversion may affect the ability of our company to obtain working capital from our subsidiaries located in the PRC and the value of your investment,” “- Our PRC subsidiaries are subject to restrictions on making payments to us, which could adversely affect our cash flow and our ability to pay dividends on our capital stock” and Note 1 to our audited consolidated financial statements. In addition, under our credit agreement with Rabobank Nederland Shanghai Branch that matures in July 2011, Henan Zhongpin is prohibited from paying dividends in an amount in excess of 50% of its related earrings during the term of the credit facility. There have been no stock repurchases in our history.

Performance Graph

The following graph compares the cumulative total return on our common stock, the NASDAQ Composite Index and a peer group over the period commencing on February 28, 2006 (the first date on which there was any significant trading of our common stock following our acquisition of our existing business operations on January 30, 2006) and ending on December 31, 2009. The peer group is comprised of companies that are engaged in the production and sale of meat products (SIC Code 2011), and includes Diamond Ranch Foods Limited, Hormel Foods Corp. and Tyson Foods Inc.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 30, 2006, our board of directors and stockholders adopted and approved, and on February 27, 2007, our Board of Directors and stockholders approved the amendment and restatement of, our 2006 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to 1,800,000 shares of common stock. On April 21, 2008, the Compensation Committee of our board of directors approved, and on June 26, 2008 our stockholders approved, an amendment to the Incentive Plan for the purpose of increasing the authorized shares from 1,800,000 shares to 2,500,000 shares.

As of December 31, 2009, options to purchase an aggregate of 916,333 shares of common stock had been granted under the Incentive Plan. Options granted in the future under the Incentive Plan are within the discretion of our board of directors. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding options granted)
Equity compensation plans approved by security holders	763,000	$10.83	1,583,667	*

Equity compensation plans not approved by security holders	0	N/A	0

Total	763,000	$10.83	1,583,667

* Including options to purchase 547,000 shares of common stock that were issued under the Incentive Plan that are not considered outstanding for financial reporting purposes because the exercise prices of such options are based on the closing price of our common stock on future dates.

Item 6. – Selected Financial Data

The following selected consolidated income statement data for the three years ended December 31, 2009, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this Report. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. Our selected consolidated income statement data for the years ended December 31, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our audited financial statements which are not included in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$726,037	$539,825	$291,373	$143,812	$73,400
Gross Profit	86,478	68,561	37,504	20,616	12,179
Income From Operations	52,908	36,781	21,917	3,537	7,484
Net Income	45,590	31,377	18,525	4,109	5,914
Net Income per Common Share:
Basic	1.48	1.06	0.84	0.23	0.50
Diluted	1.46	1.05	0.80	0.20	0.50

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Balance Sheet Data:
Property, Plant, Equipment	$189,589	$133,868	$66,430	$32,597	$10,213
Total Assets	498,112	329,783	217,104	102,222	53,254
Long-Term Loans (Less Current Maturities)	44,913	23,475	1,635	1,912	2,264
Stockholders’ Equity	296,843	190,914	143,018	52,697	14,516

	December 31,
	2009	2008	2007	2006	2005
Selected Operating Data:
Production Capacity (M/T)
Pork and Pork Products	584,760	501,560	346,760	166,800	102,600
Vegetables and Fruits	30,000	12,600	23,400	12,600	9,000
Metric Tons Produced(1)
Pork and Pork Products	402,261	240,963	170,162	116,478	62,155
Vegetables and Fruits	17,896	13,409	12,263	9,342	2,713
Metric Tons Sold(1)
Pork and Pork Products	388,647	239,669	167,900	112,907	62,304
Vegetables and Fruits	16,825	13,472	11,743	9,504	2,681
Number of Products	392	314	270	229	168
Number of Retail Stores	3,205	3,061	2,939	2,721	2,100
Market Coverage
No. of provinces	24	24	24	24	24
No. of First-Tier Cities	29	29	29	29	24
No. of Second-Tier Cities	120	106	93	75	49
No. of Third-Tier Cities	383	324	287	226	142

(1)   For the year ended December 31.

The following selected consolidated income statement data for each full quarter within the years ended December 31, 2009 and 2008 have been derived from our unaudited quarterly consolidated financial statements which are not included in this Report. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	Year 2009
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$215,490	$194,851	$161,847	$153,849	$726,037
Gross Profit	24,659	23,707	18,968	19,144	86,478
Income From Operations	13,166	15,464	12,583	11,695	52,908
Net Income	11,891	13,235	10,723	9,741	45,590
Net Income per Common Share:
Basic	0.35	0.44	0.36	0.33	1.48
Diluted	0.34	0.44	0.36	0.33	1.46

	Year 2008
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$139,817	$153,753	$137,527	$108,728	$539,825
Gross Profit	17,678	19,587	17,104	14,192	68,561
Income From Operations	8,292	11,354	9,332	7,803	36,781
Net Income	5,517	10,050	8,522	7,288	31,377
Net Income per Common Share:
Basic	0.18	0.34	0.29	0.25	1.06
Diluted	0.18	0.34	0.29	0.24	1.05

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•
In 2009, compared to 2008, net revenues increased 34% to $726.0 million and net income increased 45% to $45.6 million. In 2008, compared to 2007, net revenues increased 85% to $539.8 million and net income increased 70% to $31.4 million.

•
In 2009, compared to 2008, basic earnings per share increased 40% to $1.48 and diluted earnings per share increased 39% to $1.46. In 2008, compared to 2007, basic earnings per share increased 26% to $1.06 and diluted earnings per share increased 31% to $1.05.

•
We made solid progress executing our long-term growth strategy, which focuses on expanding our production capacity, building a well-known brand, exploiting our sales capabilities by accessing more retail outlets and sales channels.

Overview

We are principally engaged in the meat and food processing and distribution business in the PRC. Currently, we have 12 processing plants located in Henan, Jilin and Sichuan provinces and in Tianjin in the PRC. Our current total production capacity for chilled pork and frozen pork is approximately 1,504.9 metric tons per day, based on an eight-hour working day, or approximately 541,760 metric tons on an annual basis. We also have production capacity for prepared meats of approximately 250 metric tons per eight-hour day, or approximately 90,000 metric tons on an annual basis, and for fruits and vegetables of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We utilize state-of-the-art equipment in all of our slaughterhouses and processing facilities.

The following table shows, as of March 1, 2010, the annual production capacity of our processing plants based on an eight-hour working day.

		Annual Capacity
Product	Location	in Metric Tons

Chilled and frozen pork	Changge, Henan province	81,760
	Gongzhulin, Jilin province	30,000
	Deyang, Sichuan province	45,000
	Zhumadian, Henan province	72,000
	Anyang, Henan province	63,000
	Luoyang, Henan province	70,000
	Tianjin	100,000
	Yongcheng, Henan province	80,000
		541,760

Prepared meat	Changge, Henan province	90,000

Fruits and Vegetables	Changge, Henan province	30,000

We believe we must continue to expand our production capacity to seize additional market share.  As a result, we are currently constructing, or plan to construct, additional production facilities in different parts of China.

In January 2010, we placed into operation a chilled and frozen pork facility in Tianjin with annual production capacity of approximately 100,000 metric tons. We are investing approximately $5.6 million to build a production facility in Changge City, Henan province. This facility is being designed with a production capacity of 20,000 metric tons for food oil (pork oil). We expect to put the new facility into operation by April 2010. We also plan to invest approximately $21.0 million to build a production facility for prepared foods in Tianjin. This facility is being designed with a production capacity of 36,000 metric tons for prepared foods. We expect to put this facility into operation in October 2010.

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

Our capacity utilization rate was approximately 74%, 57% and 65% for 2009, 2008 and 2007, respectively. The capacity utilization rate is calculated by using our production quantity divided by our weighted average capacity in each year. Our capacity utilization rate fluctuated during those periods due to the supply of live hogs and raw materials in certain periods, the price fluctuation for live hogs in different areas near our production facilities, our maintenance of machineries and facilities, and our sales capability. Our ability to maintain higher utilization rates is also impacted by how quickly we are able to ramp up production at newly constructed facilities and how quickly the market for our products develops in new target geographies. Our target capacity utilization rate at our production facilities is approximately 75% for chilled and frozen pork products facilities and approximately 80% for prepared pork products facilities. The increase in our utilization rate in 2009 was primarily due to the strong market demand for our high quality products. We anticipate that it will typically require three to six months for utilization rates at our new production facilities to reach our target utilization rate.

Our products are sold under the “Zhongpin” brand name. At December 31, 2009, our customers included 27 international or domestic fast food companies in the PRC, 49 processing factories and 1,686 school cafeterias, factory canteens, army posts and national departments. At such date, we also sold directly to 3,205 retail outlets, including supermarkets, within the PRC.

We have established distribution networks in 24 provinces, including four cities with special legal status, in the North, East, South and South Midland of the PRC, and also have formed strategic business alliances with leading supermarket chains and the catering industry in the PRC. In addition, we export products to Europe, Russia, Hong Kong and other selected countries in Asia and South Africa.

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

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC. We maintain a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company. Such deposits are usually applied for the collection of the outstanding accounts receivable during the year. With such a practice in place, the Company did not have any specific bad debt allowance provided against specific customers at December 31, 2009.

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

Maintenance and repairs are charged directly to expense as incurred, whereas improvements and renewals are generally capitalized in their respective property accounts. When an asset is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as a line item before operating income.

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

Income Taxes. We recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

We were established under the laws of the State of Delaware and are subject to U.S. federal income tax and Delaware state income tax. Falcon Link was established under the laws of the British Virgin Islands and is not subject to income tax in accordance with the laws and regulations of the British Virgin Islands. Our other operating subsidiaries, which are located in the PRC, are subject to the PRC’s Enterprise Income Tax (“EIT”) Law, which was effective January 1, 2008 and has a uniform statutory tax rate of 25 percent.  Under the EIT law, income derived by an enterprise primarily from the processing of agricultural products (including slaughtering live hogs) is exempt from EIT.  Consequently, the 10 of our 15 subsidiaries in the PRC that engage in the slaughtering of live hogs are exempted from EIT.  During the years ended December 31, 2009, 2008, 2007, the exempted income before income tax were $40.9 million, $34.9 million and $23.2 million, respectively.  These exempted income before income tax was deemed as part of permanent difference for the purpose to determine the proper income tax provision. For the years ended December 31, 2009, 2008, and 2007, the impact of income tax resulting from the exemption of net income from preliminary processing of agricultural products was $10.2 million, $8.7 million and $7.7 million, respectively. Our remaining five subsidiaries in the PRC are subject to the uniform 25% tax rate on non-primary processing of agricultural products.

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

For the years ended December 31, 2009, 2008 and 2007, there were no unrecognized tax benefits or interest and penalties recorded on income tax matters. The Company recognized no decrease in deferred tax assets or changes in the valuation allowance. There is no unrecognized tax benefit included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

Results of Operations

 In January 2009, we placed into operation a chilled and frozen pork production facility in Yongcheng City, Henan province with an annual production capacity of approximately 80,000 metric tons. In April 2009, we placed into operation a fruits and vegetables facility in Changge City, Henan province with an annual production capacity of approximately 30,000 metric tons. In August 2009, we upgraded a chilled and frozen pork facility in Changge City and increased annual production capacity from approximately 59,760 metric tons to 81,760 metric tons. In December 2009, we placed into operation a prepared pork products facility in Changge City, Henan province with an annual production capacity of approximately 36,000 metric tons.

We are investing approximately $61.0 million, not including the cost of land use rights, to build a production facility, warehouse and distribution center, and research and development center in Tianjin.  This facility will have a production capacity of approximately 100,000 metric tons for chilled and frozen pork, of which 70% will be for chilled pork and 30% for frozen pork, and 36,000 metric tons for prepared foods. We put the new facility for chilled and frozen pork into use ahead of schedule in January 2010.  After chilled and frozen pork production at this new facility commenced, we terminated the lease for our existing production facilities in Tianjin without material lease termination costs. Following such closure and with the addition of the production capacity from the new facility, our annual chilled and frozen pork production will increase by approximately 9% to 541,760 metric tons from the current production of 494,760 metric tons. The facility for prepared foods will be put into operation in October 2010.

We are also investing approximately $5.6 million to build an additional production facility in Changge City, Henan province.  This facility is being designed with a production capacity of 20,000 metric tons for food oil (pork oil).  We expect to put this facility into operation by April 2010.

In 2010, we expect the demand for pork in the PRC and the results of the pork and pork products segment of our business to remain strong.  While supply is expected to be ample, live hog prices are expected to increase in the first half of 2010. We anticipate that our gross profit margin in 2010 will remain stable.  While we expect to increase our market share in the meat and meat products segment in our target markets in 2010, we anticipate that the global economic slowdown and the intense competition in the meat industry will adversely impact the operating results of the meat processing industry in the PRC as a whole.

Comparison of Years Ended December 31, 2009 and December 31, 2008

Revenue.  Total revenue increased from $539.8 million in 2008 to $726.0 million in 2009, which represented an increase of $186.2 million, or approximately 34%. The increase in revenues was primarily due to increased sales volume in our meat and meat products segment resulting from the effects of the continuing increases in the number of our branded stores, geographic expansion and increased sales to food service distributors in the PRC during the year.

The following table presents certain information regarding our sales by product division for 2009 and 2008.

	Sales by Division
	Year Ended December 31, 2009			Year Ended December 31, 2008
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	214,253	$396.1	$1,849	128,963	$289.3	$2,243
Frozen pork	133,034	224.8	1,690	86,085	187.9	2,183
Prepared pork products	41,360	93.0	2,249	24,621	53.7	2,181
Vegetables and Fruits	16,825	12.1	719	13,472	8.9	661

Total	405,472	$726.0	$1,791	253,141	$539.8	$2,132

The pork market in the PRC is highly fragmented and in the markets where we sell our products, no single supplier has a significant effect on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the regions in which we operate.  In 2009, we increased our sales of chilled pork products by approximately $106.8 million over the amount of our sales of such products in 2008. As shown in the table above, our average price during 2009 was approximately $1,849 per metric ton for chilled pork, compared to $2,243 during 2008, a decrease of 18%.  The number of metric tons of chilled pork sold during 2009 increased by 85,290, or 66% from  2008.  Despite the decrease in average price in 2009 as a result of market fluctuations, our total revenue still increased due to successful capacity expansion and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In 2009, we increased our sales of frozen pork products by approximately $36.9 million over the amount of our sales of such products in 2008. Our average price during 2009 was approximately $1,690 per metric ton for frozen pork compared to $2,183 during 2008, a decrease of 23%.  The number of metric tons of frozen pork sold during 2009 increased by 46,949, or 55% from  2008.  Despite the decrease in average price in 2009 as a result of market fluctuations, our total revenue still increased due to successful capacity expansion and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In 2009, we increased our sales of prepared pork products by approximately $39.3 million over the amount of our sales of such products in 2008. Our average price during 2009 was approximately $2,249 per metric ton for prepared pork products compared to $2,181 during 2008, an increase of 3%. The number of metric tons of prepared pork products sold during 2009 increased by 16,739, or 68% from  2008.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located.  Therefore, the increase in metric tons sold in 2009 was partly attributable to our effort to expand our distribution channels.  The following table sets forth the changes in our distribution channels:

	Numbers of Store and Cities Generating Sales Volume
			Net	Percentage
	December 31,		Change	of Change
	2009	2008

Showcase store	145	132	13	10%
Branded stores	1,012	961	51	5%
Super market counters	2,048	1,968	80	4%
Total	3,205	3,061	144	5%

First-tier cities	29	29	—	—
Second-tier cities	120	106	14	13%
Third-tier cities	383	324	59	18%
Total	532	459	73	16%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume.  The following table shows our revenues by distribution channel in 2009 and 2008, respectively.

	Sales by Distribution Channel ($ in millions)
			Net	Percentage
	Years Ended December 31		Change	of Change
	2009	2008

Retail channels	$301.1	$226.8	$74.3	33%
Wholesalers and distributors	217.4	155.7	61.7	40%
Restaurants and food service	200.4	152.0	48.4	32%
Export	7.1	5.3	1.8	34%

Total	$726.0	$539.8	$186.2	34%

The increase in sales to different distribution channels was primarily due to the following factors:

•	our production capacity has increased since we put new facilities into operation in 2009 and increased our utilization rate for all facilities;

•	we have built up our brand image and brand recognition through general advertising display promotions and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products; and

•	we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.

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

	Costs of Sales by Division
	Year Ended December 31, 2009			Year Ended December 31, 2008
	Metric Tons	Amount (in millions)	Average Cost/Metric Ton	Metric Tons	Amount (in millions)	Average Cost/Metric Ton
Pork and Pork Products
Chilled pork	214,253	$352.7	$1,646	128,963	$253.2	$1,963
Frozen pork	133,034	205.6	1,545	86,085	168.6	1,959
Prepared pork products	41,360	71.2	1,722	24,621	42.0	1,706
Vegetables and Fruits	16,825	10.1	599	13,472	7.5	557

Total	405,472	$639.6	$1,577	253,141	$471.3	$1,862

Our gross profit margin (gross profit divided by sales revenue) decreased from 12.7% in 2008 to 11.9% in 2009.  The decrease in our gross profit margin during 2009 was primarily due to (i) our strategic decision to take steps to increase our market share and the utilization rate of our production capacity at a time when our production capacity increased due to the opening of new production facilities during the year; and (ii) the increase in our depreciation expense resulting from the newly-built production facilities that were put into service over the past year.  As a result, our gross profit margin was lower than the level we would expect to achieve once we fully integrate our new production facilities and expand into new regional markets for our products. We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses.  General and administrative expenses increased from $18.0 million in 2008 to $18.8 million in 2009, which represented an increase of $0.8 million, or approximately 4%.  As a percentage of revenues, general and administrative expenses decreased from 3.3% in 2008 to 2.6% in 2009.

The increase in general and administrative expenses during the year ended December 31, 2009 was primarily the result of a $1.0 million increase in salary expense due to the expansion of our business, which required the hiring of more employees and management staff.

Selling Expenses.  Selling expenses increased from $9.9 million in 2008 to $14.7 million in 2009, which represented an increase of $4.8 million, or approximately 48%. As a percentage of revenue, selling expenses increased from 1.8% in 2008 to 2.0% in 2009. The increase in selling expenses was primarily the result of a $1.2 million increase in salary expense and a combination of other smaller increases.

Research and Development Expenses.  Research and development expenses decreased from $0.7 million in 2008 to $0.1 million in 2009, which represented a decrease of $0.6 million, or approximately 86%. The decrease was because we received more government subsidies during this year, see Note 15 to our audited financial statements.

Interest Expense.  Interest expense increased from $3.4 million in 2008 to $6.1 million in 2009, which represented an increase of $2.7 million, or approximately 79%. The increase in interest expense was primarily a result of an increase of $16.8 million in short-term bank loans, an increase of $21.4 million in long-term bank loans and an increase of $14.3 million in capital lease obligations, which increases were partly offset by an increase in interest income.

Other Income and Government Subsidies. Other income and government subsidies increased from $0.4 million in 2008 to $2.6 million in 2009, which represented an increase of $2.2 million or approximately 550%. The increase was because we received more government subsidies during the year that are both earmarked and non-earmarked.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products.  The increase of $1.4 million in the provision for income taxes in 2009 over 2008 resulted from the increased sales of prepared meat products.

Comparison of Years Ended December 31, 2008 and 2007

Revenue.  Total revenue increased from $291.4 million in 2007 to $539.8 million in 2008, which represented an increase of $248.4 million, or approximately 85%.  The increase in revenues was primarily due to increases in the sales volume of our pork and pork products and, to a lesser extent, to increases in prices of our pork and pork products.  The following table presents certain information regarding our sales by product division in 2008 and 2007.

	Sales by Division
	Year Ended December 31, 2008			Year Ended December 31, 2007
	Metric Tons	Sales Revenues (in millions)	Average Price/Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	128,963	$289.3	$2,243	88,665	$151.0	$1,703
Frozen pork	86,085	187.9	2,183	62,819	102.6	1,633
Prepared pork products	24,621	53.7	2,181	16,416	29.2	1,779
Vegetables and Fruits	13,472	8.9	661	11,743	8.6	732

Total	253,141	$539.8	$2,132	179,643	$291.4	$1,622

As discussed above, the pork market in China is highly fragmented and in the markets in which we sell our products, no single supplier has a significant impact on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, then-applicable hog prices and pricing trends for similar products in the regions in which we operate.  In 2008, we increased our sales of chilled pork products by approximately $138.3 million over the amount of our sales of such products in 2007.  As shown in the table above, our average price during the  2008 was approximately $2,243 per metric ton for chilled pork whereas our average price during the  2007 was only $1,703 per metric ton for chilled pork.

In 2008, we increased our sales of frozen pork products by approximately $85.3 million over the amount of our sales of such products in 2007. Our average price during 2008 was approximately $2,183 per metric ton for frozen pork whereas our average price during 2007 was only $1,633 per metric ton for frozen pork.

In 2008, we increased our sales of prepared pork products by approximately $24.5 million over the amount of our sales of such products in 2007.  Our average price during 2008 was approximately $2,181 per metric ton for prepared pork products whereas our average price during 2007 was only $1,779 per metric ton for prepared pork products.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located.  Therefore, the increase in metric tons sold in 2008 was partly attributable to our effort to expand our distribution channels.  The following table sets forth the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume

	December 31,		Net	Percentage
	2008	2007	Change	of Change

Showcase stores	132	113	19	17%
Branded stores	961	927	34	4%
Supermarket counters	1,968	1,899	69	4%

Second-tier cities	106	93	13	14%
Third-tier cities	324	287	37	13%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume.  The following table sets forth our revenues by distribution channel for 2008 and 2007, respectively.

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

During 2008, revenues from export sales decreased to $5.3 million, which represented a decline of $10.8 million, or approximately 67%, as compared to 2007.  The decrease in export sales was primarily due to the reduction of our export sales efforts during the 2008 period due to the higher gross profit margins we could achieve during that period by selling our pork products domestically in the PRC.

Costs of Sales.  All of our meat products are derived from the same raw materials, which are live hogs.  Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province.  As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. Our costs of sales primarily include our costs of raw materials, labor costs and overhead.  Of our total cost of sales, our cost of raw materials typically accounts for approximately 96% to 97%, our overhead typically accounts for 2% to 2.5% and our labor costs typically accounts for 1% to 1.3%, with slight variations from period to period. Our cost of sales increased from $253.9 million in 2007 to $471.3 million in 2008, which represented an increase of $217.4 million, or approximately 86%. The increase in our cost of sales was consistent with our increase in sales revenue.

	Costs of Sales by Division
	Year Ended December 31, 2008			Year Ended December 31, 2007
	Metric Tons	Amount (in millions)	Average Cost/ Metric Ton	Metric Tons	Amount (in millions)	Average Cost/Metric Ton
Pork and Pork Products
Chilled pork	128,963	$253.2	$1,963	88,665	$131.8	$1,486
Frozen pork	86,085	168.6	1,959	62,819	91.3	1,453
Prepared pork products	24,621	42.0	1,706	16,416	23.6	1,438
Vegetables and Fruits	13,472	7.5	557	11,743	7.2	613

Total	253,141	$471.3	$1,862	179,643	$253.9	$1,413

Our gross profit margin (gross profit divided by sales revenue) decreased from 12.9% in 2007 to 12.7% in 2008.  The slight decrease in our gross profit margin during 2008 was primarily attributable to the increase in revenue from products that were sold through low-margin distribution channels (wholesalers), which resulted from our decision to enhance our capacity utilization of our newly-built facilities that were put into service during 2008.  Consequently, our gross profit margin was lower than the level we would expect to achieve when we successfully penetrate new regional markets and increase our sales through higher-margin channels, such as our retail channels. In addition, the decrease in our gross profit margin during 2008 was attributable to the increase in labor costs we experienced as a result of the implementation of new labor laws in the PRC and the increase we experienced in our depreciation expense resulting from the newly-built production facilities that were put into service during 2008.  We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in 2009 to stabilize our gross profit margin.

General and Administrative Expenses. General and administrative expenses increased from $10.3 million in 2007 to $17.9 million in 2008, which represented an increase of $7.6 million, or approximately 74%.  As a percentage of revenues, general and administrative expenses decreased from 3.5% in 2007 to 3.3% in 2008.

The increase in general and administrative expenses during the year ended December 31, 2008 was primarily the result of

•
a $2.0 million increase in salary expense due to the expansion of our business, which required us to hire more employees, and certain salary increases that were implemented in 2008 to bring our compensation levels more in line with industry and regional standards;

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

Selling Expenses.  Selling expenses increased from $5.0 million in 2007 to $9.9 million in 2008, which represented an increase of $4.9 million, or approximately 98%.  The increase in selling expenses was primarily the result of our increased sales of pork and pork products.  As a percentage of revenue, selling expenses increased to 1.8% in 2008 from 1.7% in 2007.  The increase in selling expenses was primarily due to a $2.3 million increase in transportation costs due to our increased sales of products and a $1.2 million increase in salary expense due to the expansion of our business, which required us to hire additional employees, and certain increased compensation levels as discussed above.

Research and Development Expenses.  Research and development expenses increased from $0.2 million in 2007 to $0.7 million in 2008, which represented an increase of $0.5 million, or approximately 250%. The increase was due to our increased investment in new product development, our cooperation with different agriculture universities and institutes and increase in salary and welfare because we employed more scientists in our research and development team.

Interest Expense.  Interest expense increased from $2.5 million in 2007 to $3.4 million in 2008, which represented an increase of $0.9 million, or approximately 36%.  The increase in interest expense was primarily the result of an increase of $20.2 million in short-term bank loans, an increase of $21.8 million in long-term bank loans and an increase of $4.3 million in capital lease obligations, which increases were partly offset by an increase in interest income. Interest rate fluctuation was not significant during fiscal year 2009 in the PRC.

Other Income, Exchange Gain and Government Subsidies.  Other income, exchange gain and government subsidies decreased from $0.5 million in 2007 to $0.4 million in 2008.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products.  The increase of $1.0 million in the provision for income taxes in 2008 over  2007 resulted from the increased sales of prepared meat products, which was partly offset by the decrease in the income tax rate from 33% in 2007 to 25% in 2008 and from the $0.6 million increase in the provision for income tax due to the donation to our company by certain of our shareholders of a company payable to such shareholders, which we discuss in more detail in Note 10 to our audited financial statements.

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

Our vegetables and fruits division is involved primarily in the processing of fresh vegetables and fruits. We contract with more than 100 farms in Henan province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export. The proximity of the contracted farms to our operations ensures freshness from harvest to processing. We contract to grow more than 34 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans, strawberries and capsicum.

The following tables show our sales in metric tons and production processed in metric tons by division in 2009, 2008 and 2007 and the percentage increases for each division between  periods.

	Sales by Division (in metric tons)
	Years Ended December 31,		Net Increase	Percentage Increase
	2009	2008	2009/2008	2009/2008
Pork and Pork Products
Chilled Pork	214,253	128,963	85,290	66%
Frozen Pork	133,034	86,085	46,949	55%
Prepared Pork Products	41,360	24,621	16,739	68%
Vegetables and Fruits	16,825	13,472	3,353	25%
Total	405,472	253,141	152,331	60%

	Production by Division (in metric tons)
	Years Ended December 31,		Net Increase	Percentage Increase
	2009	2008	2009/2008	2009/2008
Pork and Pork Products
Chilled Pork	214,119	129,369	84,750	66%
Frozen Pork	145,385	86,903	58,482	67%
Prepared Pork Products	42,757	24,691	18,066	73%
Vegetables and Fruits	17,896	13,409	4,487	33%
Total	420,157	254,372	165,785	65%

	Sales by Division (in metric tons)
	Years Ended December 31,		Net Increase	Percentage Increase
	2008	2007	2008/2007	2008/2007
Pork and Pork Products
Chilled pork	128,963	88,665	40,298	45%
Frozen pork	86,085	62,819	23,266	37%
Prepared pork products	24,621	16,416	8,205	50%
Vegetables and Fruits	13,472	11,743	1,729	15%
Total	253,141	179,643	73,498	41%

	Production by Division (in metric tons)
	Years Ended December 31,		Net Increase	Percentage Increase
	2008	2007	2008/2007	2008/2007
Pork and Pork Products
Chilled pork	129,369	88,673	40,696	46%
Frozen pork	86,903	65,109	21,794	33%
Prepared pork products	24,691	16,380	8,311	51%
Vegetables and Fruits	13,409	12,263	1,146	9%
Total	254,372	182,425	71,947	39%

Liquidity and Capital Resources

We have financed our operations over the three years ended December 31, 2009 primarily through cash from operating activities, borrowings under our lines of credit with various commercial banks in the PRC, net proceeds from the sale of our equity securities and the proceeds from the exercise of certain of our outstanding stock purchase warrants.  In January 2006, we completed a private placement of our Series A convertible preferred stock and common stock purchase warrants and received net proceeds of approximately $23.1 million.  In October 2007, we completed a private placement of our common stock and received net proceeds of approximately $46.4 million.  In 2008, we completed a capital lease transaction and obtained net proceeds of $6.6 million.  In October 2009, we completed a registered direct common stock offering and received net proceeds of approximately $57.1 million. In November 2009, we entered into capital lease agreements and obtained net proceeds of $14.3 million. At December 31, 2009, 2008 and 2007, we had cash and cash equivalents of $69.0 million, $41.9 million, and $45.1 million, respectively.

Net cash provided by operating activities was $40.8 million, $65.8 million and $0.5 million, respectively, in 2009, 2008 and 2007.

 Year 2009

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

In 2009, net cash provided by operating activities was $40.8 million, which represented a decrease of $25.0 million as compared to the net cash provided by operating activities of $65.8 million in 2008. Of the $25.0 million decrease, net income accounted for $14.2 million increase, non-cash items accounted for $0.6 million increase and changes in operating assets and liabilities accounted for $39.8 million decrease. Of the non-cash items, depreciation and amortization accounted for $3.7 million of the increase in cash provided by operating activities due to the fact that more plants, equipment and machinery were put into use during 2009; the increase in depreciation expense is offset by the decrease of $3.1 million in impairment loss.

Cash flow from changes in operating assets and liabilities accounted for approximately $39.8 million of the decrease, as compared to the cash flow of $24.1 million from changes in operating assets and liabilities in 2008. Of the $39.8 million decrease, $28.0 million was attributable to the change of cash flow from inventories due to the fact that we increased our inventories to assist the Chinese government in building up its pork reserves and we are prohibited from selling these reserves until pork prices increase to a level at which the government wants to sell its reserves to stabilize pork prices; the increase in raw material purchase to boost the inventory level also increased the VAT tax recoverable by $3.2 million; $5.2 million was attributable to the change of cash flow from accounts payable due to the fact that we purchased more hogs to build up the inventory; and we consumed $3.7 million more on purchase deposit due to the changes in market situation in hogs supply.

Net cash used in investing activities was $119.0 million in 2009, which represented a decrease of $1.7 million as compared to the net cash of $120.7 million used by investing activities in 2008.  We spent $7.3 million more on the costs of construction for new production facilities, $9.8 million more on acquiring land use rights and $15.5 million more on restricted cash so that we could issue bank payable notes to pay for purchases in 2009 compared to the prior year. The cash spent on building new production facilities was a result of implementing our development strategy of deploying new production facilities to increase our geographical market coverage.

Net cash provided by financing activities was $105.4 million in 2009, an increase of $56.4 million compared to the net cash provided by financing activities of $49.0 million in 2008. We received $4.4 million in net proceeds from long-term bank loans (net of repayment of long-term loans), $57.1 million of net proceeds from issuing common stock and $10.2 million more of net proceeds from capital lease obligations during 2009. In addition, we repaid $15.7 million more of bank notes during 2009.

At December 31, 2009, Henan Zhongpin had short-term bank and governmental loans in the aggregate amount of $84.7 million with a weighted average interest rate per annum of 5.31%, and lines of credit with aggregate credit availability of $359.5 million, as follows:

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date

Short-term Loan

Agriculture Bank of China	$73,225,740	$5,711,608	5.31%	01/04/2010
		1,025,160	5.31%	01/21/2010
		5,418,705	5.31%	03/12/2010
		7,761,928	5.31%	03/30/2010

Industrial and Commercial Bank of China	21,967,722	—

China Everbright Bank	7,322,574	—

Bank of Luoyang	4,393,544	—

Bank of Communications	5,858,059	—

China Construction Bank	14,645,148	4,393,544	5.31%	06/10/2010

China CITIC Bank	36,612,870	3,661,287	5.31%	03/25/2010

Agriculture Development Bank of China	102,516,036	15,360,857	5.31%	06/29/2010
		9,079,992	5.31%	12/30/2010

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date

Shanghai Pudong development Bank of China	14,645,148	2,196,772	5.31%	03/15/2010
		2,196,772	5.31%	03/16/2010
		1,464,515	5.31%	03/18/2010
		3,221,933	5.31%	03/22/2010
		5,565,156	5.31%	03/25/2010

Bank of China	14,645,148	—

China Merchants Bank	27,093,523	5,858,059	5.31%	06/04/2010
		2,929,030	5.31%	06/22/2010

Guangdong Development Bank	10,251,604	5,858,059	5.31%	09/28/2010

Xuchang Commercial Bank	4,393,544	—

China Minsheng Bank	7,322,574	—

Rabobank Nederland	14,645,148	2,929,030	5.31%	05/28/2010

City Finance –short-term		29,290	0.00%	Extendable
Total		$84,661,697

Long-term Loan-Current portion

Canadian Government Transfer Loan		145,671	6.02%	05/15/2010

China CITIC Bank	36,612,870	4,393,544	5.40%	01/23/2010
Total		$4,539,215

Long-term Loan

China Construction Bank	14,645,148	7,322,574	5.40%	06/10/2011

Agriculture Bank of China	73,225,740	10,251,605	5.76%	12/27/2014

China Minsheng Bank	7,322,574	7,322,574	5.40%	05/06/2011

China Merchants Bank	27,093,523	6,956,445	5.76%	11/26/2014

Rabobank Nederland	14,645,148	5,858,059	5.40%	06/15/2011
		5,858,059	5.40%	07/09/2011

Canadian Government Transfer Loan		$1,343,428	*	05/15/2042

Total		$44,912,744

________________

* 58% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free.  All repayments are applied first to the interest-bearing portion of this loan.

Of our outstanding short-term indebtedness at December 31, 2009, $51.7 million aggregate principal amount of loans was secured by our land and plants located in the PRC and $14.6 million aggregate  principal amount of loans was guaranteed by Huanghe Enterprises Group Co., Ltd., a group corporation based in Henan province that is not affiliated with our company or with any of our subsidiaries (“Huanghe Group”).

In December 2009, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($10.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on December 31, 2009) and are payable on December 27, 2014.  Borrowings under the loan agreement are guaranteed by the land usage right, property and plant of Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 47.5 million ($7.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on December 31, 2009) and are payable on November 26, 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a sale-leaseback agreement with CMB Financial Leasing Co., Ltd. (“CMB Leasing”) pursuant to which we sold to CMB Leasing equipment with a book net value of $8.3 million for $5.9 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At December 31, 2009, the monthly rental fee under the agreement was $175,936, which included an interest component calculated at the rate of 4.91% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 2009, our subsidiary Luoyang Zhongpin Food Co., Ltd. entered into a sale-leaseback agreement with CMB Leasing pursuant to which we sold to CMB Leasing equipment with a book net value of $6.8 million for $4.4 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At December 31, 2009, the monthly rental fee under the agreement was $131,952, which included an interest component calculated at the rate of 4.91% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 2009, our subsidiary Zhumadian Zhongpin Food Co., Ltd. entered into a sale-leaseback agreement with De Lage Landen (China) Co., Ltd. (“De Lage Landen”) pursuant to which we sold to De Lage Landen equipment with a book net value of $5.9 million for $6.0 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At December 31, 2009, the monthly rental fee under the agreement was $176,402, which included an interest component calculated at the rate of 5.31% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In June 2009, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $8.8 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $8.8 million. The agreement expires in June 2010. In September 2009, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $5.9 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $5.9 million. The agreement expires in September 2010.  At the expiration of the agreements, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreements.  At December 31, 2009, Henan Zhongpin had outstanding guarantees for $14.6 million of Huanghe Group’s bank loans under the agreements.  All of the bank loans of Huanghe Group guaranteed by Henan Zhongpin will mature within the next 12 months.

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on December 31, 2009) and are payable on June 10, 2011.  Borrowings under the loan agreement are guaranteed by the land usage right, property and plant of Henan Zhongpin.

In May 2009, Henan Zhongpin entered into a loan agreement with China Minsheng Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on December 31, 2009) and are payable on May 6, 2011. Borrowings under the loan agreement are guaranteed by our wholly-owned subsidiary, Yongcheng Zhongpin Food Co., Ltd.

On November 5, 2008, Henan Zhongpin entered into a sale-leaseback agreement with CMB Leasing pursuant to which we sold to CMB Leasing equipment with a book net value of $6.6 million for $4.6 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At December 31, 2009, the monthly rental fee under the agreement was $138,796, which included an interest component calculated at the rate of 5.4% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

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

Borrowings under the term loan agreement are guaranteed by our subsidiaries, Anyang Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Co., Ltd., are secured by mortgages on our prepared pork production facilities located in Changge City, Henan province and are subject to various financial and non-financial covenants, including a debt to net worth ratio, a debt to EBITDA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors. Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility.

In April 2008, Henan Zhongpin entered into a loan agreement with China CITIC Bank pursuant to which Henan Zhongpin borrowed RMB 30 million ($4.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China (5.40% on December 31, 2009) and are payable on January 23, 2010. Borrowings under the loan agreement are guaranteed by Xuji Group Co., Ltd., a corporation that is not affiliated with our company or with any of our subsidiaries. Henan Zhongpin repaid the loan when it became due.

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

We believe our existing cash and cash equivalents, together with our available lines of credit ($225.4 million at December 31, 2009), will be sufficient to finance our investment in new facilities with budgeted capital expenditures of $73.3 million over the next 12 months and to satisfy our working capital needs.  We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders as we have done in the past. We also intend to optimize our loan structure by replacing certain of our short-term indebtedness with additional long-term debt.

 Year 2008

In 2008, net cash provided by operating activities was $65.8 million, which represented an increase of $65.3 million as compared to the net cash provided by operating activities of $0.5 million in 2007. Of the $65.3 million increase, net income accounted for $12.9 million, non-cash items accounted for $4.3 million and changes in operating assets and liabilities accounted for $48.1 million. Of the non-cash items, depreciation and amortization accounted for $2.9 million of the change due to the fact that more plants, equipment and machinery were put into use during 2008.

Cash flow from changes in operating assets and liabilities accounted for approximately $48.1 million of the increase, as compared to the negative cash flow of $23.9 million from changes in operating assets and liabilities in 2007. Of the $48.1 million increase, $25.4 million was attributable to the change of cash flow from inventories due to the fact that our inventory balance at December 31, 2008 was reduced as our sales increased during the year and we built up our inventory at the end of 2007 as we expected pork prices to increase in early 2008; $4.6 million was attributable to the change of cash flow from accounts receivable due to the fact that the collection of accounts receivable in 2008 was significantly improved; $5.5 million was attributable to the change of cash flow from other receivables due to the fact that the collection of other receivables in 2008 improved; and we consumed $8.0 million more on purchase deposit due to the changes in market situation in hogs supply.

Net cash used in investing activities was $120.7 million in 2008, which represented an increase of $67.5 million as compared to the net cash of $53.2 million used by investing activities in 2007.  We spent $47.1 million more on the costs of construction for new production facilities, $8.2 million more on equipment and machinery and $4.8 million more on deposits for purchase of land usage rights in 2008 compared to the prior year. The cash spent on building new production facilities was a result of implementing our development strategy of deploying new production facilities to increase our geographical market coverage.

Net cash provided by financing activities was $49.0 million in 2008, a decrease of $25.4 million compared to the net cash provided by financing activities of $74.4 million in 2007. We received $21.6 million in net proceeds from long-term bank loans in 2008 and no such proceeds in the prior year. We received $62.8 million of net proceeds from issuing common stock in 2007 whereas we did not have such activities in 2008.  We received $1.5 million of net proceeds from exercising stock options and warrants during 2008 whereas we did not have such activities during 2007. In addition, we issued $14.6 million more of bank notes during 2008 and we paid off short-term loans by $4.7 million during 2008 compared to the prior year.

 Year 2007

Cash provided by operating activities in 2007 consisted primarily of our net profit of $18.5 million, an increase of $3.6 million in other receivables, an increase of $2.8 million in accounts payable and other payables due to improved payment terms from suppliers, an increase of $2.5 million in non-cash compensation expense adjustment, an increase of $2.1 million in depreciation expense, an increase of $1.3 million in accrued liability and an increase of $1.1 million in deposits from clients.  Cash used in operating activities in 2007 was primarily attributable to an increase of $14.5 million in inventory, an increase of $5.8 million in purchase deposits in order to secure our supply of live hogs, an increase of $4.9 million in accounts receivables, an increase of $0.4 million in taxes payable, an increase of $2.9 million in other receivables and an increase of $1.5 million in prepaid expense and deferred charges. The increase in both accounts receivable and inventory levels during the period was primarily due to our increased sales, increased selling prices and increased costs of live hogs.  During 2007, management focused on reducing the average age of our accounts receivable.  Our average accounts receivable turnover days decreased from approximately 30 days in 2006 to approximately 20 days in 2007.  At the same time, our average inventory turnover days increased from approximately 18 days in 2006 to approximately 26 days in 2007.

Net cash used in investing activities was $53.2 million in 2007. At December 31, 2007, our investment in facilities construction in progress increased by approximately $29.4 million as compared to the amount of such investment at December 31, 2006.  During the year ended December 31, 2007, a total of $6.9 million was invested in the purchase of fixed assets. In addition, we expended an additional $13.5 million for an investment in land use rights during the year ended December 31, 2007.

Net cash provided by financing activities was $74.4 million in 2007 and $27.0 million in  2006.  In 2007, cash provided by financing activities included the net proceeds from the issuance of common stock of $46.4 million, net proceeds from short-term loans of $49.7 million and the net proceeds of $16.4 from the exercise of certain of our outstanding stock purchase warrants. The net cash used in financing activities included the repayment of indebtedness in the aggregate amount of $28.4 million.

Contractual Commitments

The following table summarizes our contractual obligations at December 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$49,452	$4,539	$26,653	$17,208	$1,052
Interest Payable	7,008	2,457	2,602	1,949	—
Capital lease obligations	20,004	7,480	12,524	-	-
Operating lease obligations	887	511	376	-	-
Total	$77,351	$14,987	$42,155	$19,157	$1,052

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation and Seasonality

While demand for our products in general is relatively high before the Chinese New Year in January or February each year and lower thereafter, we do not believe our operations have been materially affected by inflation or seasonality.

Recently Issued Accounting Pronouncements

Adoption of FASB Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162". This standard is now included in ASC Topic 105 and established only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the "Codification") became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Effective August 1, 2009, we adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP. The adoption had no impact on our consolidated financial condition, results of operations or cash flows.

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

Adoption of FASB ASC 805-20

Effective January 1, 2009, the Company adopted FASB ASC 805-20, “Noncontrolling Interests in Consolidated Financial Statements.” FASB ASC 805-20 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  FASB ASC 805-20 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  The adoption FASB ASC 805-20 did not have material impact on the Company’s financial statements.

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

Adoption of FASB ASC 860

In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in years beginning after November 15, 2009 and in interim periods within those years with earlier adoption prohibited. The adoption of ASC 860 is not expected to have a material impact on our consolidated financial position or results of operations.

Adoption of FASB ASU 2009-05

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value," which amends the guidance in ASC 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities. If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance in ASC 820. ASU 2009-05 will be effective for interim and annual periods beginning after its issuance and did not have a material impact on our consolidated financial position or results of operations.

Adoption of FASB ASU 2009-13

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in our year 2011 and must be applied prospectively. We are currently evaluating the impact of the provisions of ASU 2009-13.

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

Consolidated balance sheets – December 31, 2009 and 2008

Consolidated statements of operations and comprehensive income – Years ended December 31, 2009, 2008 and 2007

Consolidated statement of changes in stockholders’ equity - Years ended December 31, 2009, 2008 and 2007

Consolidated statements of cash flows - Years ended December 31, 2009, 2008 and 2007

Notes to consolidated financial statements - Years ended December 31, 2009, 2008 and 2007

Item 9. – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation under the framework in Internal Control—Integrated Framework issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm, BDO China Li Xin Da Hua CPAs Co., Ltd., has audited the financial statements included in this Form 10-K and has issued an attestation report on our internal control over financial reporting. Their attestation report on our internal control over financial reporting is included in this Item 9A and their attestation report on the audit of the consolidated financial statements are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

During the quarter ended December 31, 2009, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Zhongpin, Inc.

We have audited Zhongpin, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zhongpin, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Zhongpin, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zhongpin, Inc. as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO CHINA LI XIN DA HUA CPA, CO. LTD.

Shenzhen, P.R. China March 15, 2010

Item 9B. – Other Information.

None.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2009.

Item 11. – Executive Compensation

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2009.

Item 12. –  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2009.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2009.

Item 14.  – Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2009.

PART IV

Item 15. – Exhibits  and Financial Statement Schedules.

(a)          Documents filed as part of this Report:

(1)	Reports of Independent Registered Public Accounting Firms
Financial Statements covered by the Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations and Comprehensive Income for the Years ended December 31, 2009, 2008 and 2007
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007

(2)	Schedules for the years ended December 31, 2009, 2008 and 2007
All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information has been provided in the consolidated financial statements or notes thereto.

(b)          Exhibits:

3.1
Certificate of Incorporation of the Registrant filed February 4, 2003 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2004.

3.2
Amendment to Certificate of Incorporation of the Registrant filed on January 27, 2006 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.

3.3
Certificate of Designation of Series A Convertible Preferred Stock of the Registrant filed January 30, 2006 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.

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

4.1
Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-156007) filed with the Securities and Exchange Commission on December 8, 2008.**

10.1
Mutual Guarantee Agreement dated June 17, 2009 between Henan Zhongpin Food Share Co., Ltd. and Henan Huanghe Enterprises Group Co., Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009. (Translated from Mandarin).

10.2	Leasing Agreement dated November 4, 2009 between Zhumadian Zhongpin Food Co., Ltd and De Lage Landen (China) Co., Ltd. (Translated from Mandarin).

10.3	Transfer Contract dated November 4, 2009 between Zhumadian Zhongpin Food Co., Ltd and De Lage Landen (China) Co., Ltd. (Translated from Mandarin).

10.4	Financial Leasing Contract dated November 20, 2009 between Henan Zhongpin Food Share Co., Ltd. and CMB Financial Leasing Co., Ltd. (Translated from Mandarin).

10.5	Financial Leasing Contract dated November 20, 2009 between Luoyang Zhongpin Food Co., Ltd. and CMB Financial Leasing Co., Ltd. (Translated from Mandarin).

10.6
Transfer Loan Agreement dated May 31, 2005 between Bank of Communications, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.7
Term Loan Facility, dated as of May 6, 2008, between Henan Zhongpin Food Share Co., Ltd. and Rabobank Nederland Shanghai Branch, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Securities and Exchange Commission on August 11, 2008.  (Translated from Mandarin).

10.8
Agreement on Trust of Share Equity of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Zhu Xianfu, Ben Baoke, Si Shuichi, Wang Qinghe, Liu Chaoyang and Wang Juanjuan and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.9
Agreement on Transfer of Equity Interest of Henan Zhongpin Food Co., Ltd. dated August 16, 2005 between Zhu Xianfu, Ben Baoke, Si Shuichi, Wang Qinghe, Liu Chaoyang and Wang Juanjuan (Transferors) and Falcon Link Investment Ltd., incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.10
Shareholder Trust Agreement, dated October 10, 2006, between Henan Zhongpin Food Share Co., Ltd. and Liu Chaoyang, incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 17, 2009.  (Translated from Mandarin)

10.11
Registration Rights Agreement, dated as of January 30, 2006, by and among the Registrant and the purchaser named therein, incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on July 6, 2006 (or our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006).

10.12
Amendment dated as of December 21, 2006 [to Registration Rights Agreement dated as of January 30, 2006,] among the Registrant and the Investors named therein, incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on December 22, 2006.

10.13	Form of Warrant to purchase common stock, incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.

10.14
Placement Agent Warrant Agreement, dated as of January 30, 2006, between the Registrant and TN Capital Equities, Ltd., incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on July 6, 2006.

10.15
Common Stock Purchase Warrant dated June 15, 2006, between the Registrant and CCG Partners LLC, incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on September 12, 2006.

10.16
Form of Common Stock Purchase Warrant issued in December 2006, incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on December 22, 2006.

10.17
Asset Acquisition Agreement, dated as of June 29, 2007, between Henan Zhongpin Food Share Co., Ltd. and Deyang East China Food Company Limited, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 3, 2007. (Translated from Mandarin).

10.18
Assets Leasing Agreement, dated as of September 6, 2007 between Tianjin Shuli Enterprise Co., Ltd. and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2007.  (Translated from Mandarin).

10.19
Registration Rights Agreement, dated as of September 28, 2007, between the Registrant and the investors listed therein, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2007.

10.20	Form of Placement Agent Warrant incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2007.

10.21
Financial Lease Contract, dated as of October 28, 2008, between Henan Zhongpin Food Share Co., Ltd. and CMB Financial Leasing Co., Ltd., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008. (Translated from Mandarin).

10.22
Cross-Guarantee Agreement, dated as of April 1, 2008, between Henan Zhongpin Food Share Co., Ltd. and Xuji Group Co., Ltd., incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008.  (Translated from Mandarin).

10.23
Assets Leasing Agreement, dated as of November 26, 2008, between Hengshui Zhongpin Food Co., Ltd. and Shenzhou Chenguang Meat Products Facility, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2008.  (Translated from Mandarin).

10.24
Assets Leasing Agreement, dated as of December 30, 2008, between Henan Zhongpin Food Share Co., Ltd. and Jilin Huazheng Agricultural & Animal Husbandry Development Co., Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008.  (Translated from Mandarin).

14.1
Code of Business Conduct and Ethics of the Registrant, incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of BDO China Li Xin Da Hua CPAs Co., Ltd.

23.2	Consent of Child, Van Wagoner & Bradshaw, PLLC.

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Original agreement in Mandarin, summary of key terms attached.
**    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 15th day of March 2010.

Zhongpin Inc.
(Company)

By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xianfu Zhu	Chairman of the Board of Directors	March 15, 2010
Xianfu Zhu	and Chief Executive Officer
(Principal Executive Officer)

/s/ Feng Wang	Chief Financial Officer	March 15, 2010
Feng Wang	(Principal Financial and
Accounting Officer)

/s/ Baoke Ben	Director	March 15, 2010
Baoke Ben

/s/ Min Chen	Director	March 15, 2010
Min Chen

/s/ Raymond Leal	Director	March 15, 2010
Raymond Leal

/s/ Yaoguo Pan	Director	March 15, 2010
Yaoguo Pan

Zhongpin Inc.
Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

 Zhongpin, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Zhongpin, Inc.

We have audited the accompanying consolidated balance sheet of Zhongpin, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zhongpin, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Zhongpin, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO China Li Xin Da Hua CPAs, Co. Ltd.

Shenzhen, P.R. China
March 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
Zhongpin, Inc.
Henan province, The People’s Republic of China

We have audited the consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows of Zhongpin, Inc. (the Company) for the year ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Zhongpin, Inc. for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 24, 2008

ZHONGPIN INC.

CONSOLIDATED  BALANCE  SHEETS
(Amounts in U.S. dollars)

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$68,982,259	$41,857,166
Restricted cash	14,490,575	17,040,201
Bank notes receivable	7,997,172	1,268,890
Accounts receivable, net of allowance for doubtful accounts of $ 1,132,038 and $1,215,901	20,419,797	20,432,752
Other receivables, net of allowance for doubtful accounts of $290,436 and $500,447	652,523	1,907,243
Purchase deposits	5,653,192	4,308,852
Inventories	33,859,420	16,724,217
Prepaid expenses	186,030	360,265
VAT recoverable	14,064,185	7,432,365
Assets held for sale	—	623,871
Deferred tax assets	256,151	213,566
Other current assets	120,709	96,402
Total current assets	166,682,013	112,265,790

Property, plant and equipment (net)	189,588,904	133,867,635
Deposits for purchase of land usage rights	8,718,740	6,429,295
Construction in progress	70,192,150	40,773,039
Land use rights	61,128,431	35,983,947
Deferred tax assets – non-current	—	2,677
Deferred charges	39,855	48,185
Other non-current assets	1,761,709	412,503

Total assets	$498,111,802	$329,783,071

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$84,661,697	$67,893,001
Bank notes payables	9,560,353	13,252,180
Long-term loans -current portion	4,539,215	145,671
Capital lease obligation – current portion	7,480,098	1,664,670
Accounts payable	9,260,750	9,528,937
Other payables	12,882,316	7,130,384
Accrued liabilities	7,377,850	5,055,660
Deposits from customers	5,335,907	4,331,774
Tax payable	1,918,057	1,382,589
Total current liabilities	143,016,243	110,384,866

Deferred tax liabilities	247,945	—
Deposits from customers	1,987,579	2,420,967
Capital lease obligation	11,104,435	2,588,073
Long-term loans	44,912,744	23,475,174
Total liabilities	201,268,946	138,869,080

Equity
Preferred stock: par value $0.001; 25,000,000 authorized; 0 and 2,129,200 shares issued and outstanding	—	2,129
Common stock: par value $0.001; 100,000,000 authorized;34,662,314 and 27,504,918 shares issued and outstanding	34,662	27,505
Additional paid in capital	166,169,902	105,680,772
Retained earnings	111,699,375	66,108,995
Accumulated other comprehensive income	18,938,917	19,094,590
Total equity	296,842,856	190,913,991
Total liabilities and equity	$498,111,802	$329,783,071

The accompanying notes are an integral part of the consolidated financial statements

 ZHONGPIN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars)

	Year Ended December 31,
	2009	2008	2007

Revenues
Sales revenues	$726,037,187	$539,825,135	$291,373,424
Cost of sales	(639,559,678)	(471,264,359)	(253,869,543)
Gross profit	86,477,509	68,560,776	37,503,881

Operating expenses
General and administrative expenses	(18,802,329)	(17,960,489)	(10,301,083)
Selling expenses	(14,707,582)	(9,922,993)	(5,037,489)
Research and development	(56,948)	(715,057)	(248,000)
Impairment Loss	(56,103)	(3,180,951)	—
Gain on disposal of a subsidiary	654,249	—	—
Loss from sale-leaseback transaction	(600,759)	—	—
Total operating expenses	(33,569,472)	(31,779,490)	(15,586,572)

Income from operations	52,908,037	36,781,286	21,917,309

Other income (expense)
Interest expense	(6,099,667)	(3,361,356)	(2,461,601)
Other income (expenses)	(839,491)	(62,102)	301,147
Government subsidies	3,440,569	487,777	200,005
Total other income (expense)	(3,498,589)	(2,935,681)	(1,960,449)

Net income before taxes	49,409,448	33,845,605	19,956,860
Provision for income taxes	(3,819,068)	(2,468,659)	(1,431,579)

Net income	45,590,380	31,376,946	18,525,281

Foreign currency translation adjustment	(155,673)	10,908,633	6,503,190
Comprehensive income	$45,434,707	$42,285,579	$25,028,471

Basic earnings per common share	$1.48	$1.06	$0.84
Diluted earnings per common share	$1.46	$1.05	$0.80
Basic weighted average shares outstanding	30,750,054	29,475,817	18,000,437
Diluted weighted average shares outstanding	31,230,536	29,834,513	23,077,864

The accompanying notes are an integral part of the consolidated financial statements

 ZHONGPIN INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amount in U.S. dollars)

	Preferred Stock		Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Par value	Shares	Par value	Capital	Earnings	Income	Total
Balance January 1, 2007	6,900,000	6,900	12,132,311	12,133	34,788,651	16,206,768	1,682,767	52,697,219

Preferred stock converted to common	(3,775,000)	(3,775)	3,775,000	3,775	—	—	—	—
Common Stock and warrants(net of offering cost) – cash exercise	—	—	9,814,458	9,814	62,818,946	—	—	62,828,760
Common Stock and warrants – cashless exercise	—	—	169,798	170	(170)	—	—	—
Compensation expense-release of escrow shares	—	—	—	—	2,250,116	—	—	2,250,116
Warrant expense	—	—	—	—	15,950	—	—	15,950
Compensation expense - options granted	—	—	—	—	197,078	—	—	197,078
Net income for the year	—	—	—	—	—	18,525,281	—	18,525,281
Foreign currency translation adjustment	—	—	—	—	—	—	6,503,190	6,503,190
Balance December 31, 2007	3,125,000	3,125	25,891,567	25,892	100,070,571	34,732,049	8,185,957	143,017,594

Preferred stock converted to common	(995,800)	(996)	995,800	996	—	—	—	—
Common Stock and warrants (net of offering cost) – cash exercise	—	—	303,671	303	1,543,284	—	—	1,543,587
Common Stock and warrants - cashless exercise	—	—	313,880	314	(314)	—	—	—
Shareholder’s donation	—	—	—	—	2,591,463	—	—	2,591,463
Compensation expense - options granted	—	—	—	—	1,475,768	—	—	1,475,768
Net income for the year	—	—	—	—	—	31,376,946	—	31,376,946
Foreign currency translation adjustment	—	—	—	—	—	—	10,908,633	10,908,633
Balance December 31, 2008	2,129,200	$2,129	27,504,918	$27,505	$105,680,772	$66,108,995	$19,094,590	$190,913,991

Preferred stock converted to common	(2,129,200)	(2,129)	2,129,200	2,129	—	—	—	—
Common Stock and warrants – cashless exercise	—	—	248,196	248	(248)	—	—	—
Common Stock and warrants - cash exercise	—	—	180,000	180	1,671,020	—	—	1,671,200
Compensation expense - options granted	—	—	—	—	1,679,958	—	—	1,679,958
Common shares offering (net of offering cost)	—	—	4,600,000	4,600	57,138,400	—	—	57,143,000
Net income for the period	—	—	—	—	—	45,590,380	—	45,590,380
Translation adjustment	—	—	—	—	—	—	(155,673)	(155,673)
Balance December 31, 2009	—	$—	34,662,314	$34,662	$166,169,902	$111,699,375	$18,938,917	$296,842,856

The accompanying notes are an integral part of the consolidated financial statements

 ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amount in U.S. dollars)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$45,590,380	$31,376,946	$18,525,281
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	8,512,431	4,764,421	2,087,551
Amortization of intangible assets	1,019,363	602,511	397,975
Loss from sale-leaseback	600,759	—	—
Provision for allowance for bad debt	(291,767)	274,615	865,487
Impairment loss	56,103	3,180,951	—
Gain on disposal of a subsidiary	(649,831)	—	—
Warrant expenses	—	145,791	15,950
Stock-based compensation	1,679,959	1,329,977	2,447,194

Changes in operating assets and liabilities:
Accounts receivable	35,615	(381,737)	(4,938,690)
Other receivable	1,461,708	2,700,131	(2,849,234)
Purchase deposits	(1,546,363)	2,167,512	(5,818,276)
Prepaid expense	173,854	(159,685)	(1,459,077)
Inventories	(17,150,749)	10,830,892	(14,545,432)
Tax refunds receivable	(6,691,406)	(3,495,617)	(2,875,306)
Deferred tax asset/liability	207,771	(212,347)	—
Other current assets	(24,377)	—	—
Long term deferred charges	8,287	(17,018)	46,140
Accounts payable	(241,155)	4,998,410	2,836,895
Other payable	5,804,828	2,942,790	3,555,551
Research and development grants payable	—	(273,807)	215,612
Accrued liabilities	2,320,858	491,730	1,265,329
Taxes payable	536,402	2,220,364	(388,705)
Deposits from customers	708,045	2,280,645	1,100,001
Other noncurrent assets	(1,348,997)	—	—
Net cash provided by (used in) operating activities:	40,771,718	65,767,475	484,246

Cash flows from investing activities:
Deposits for purchase of land usage rights	(7,130,023)	(4,783,718)	—
Construction in progress	(83,916,886)	(76,572,004)	(29,429,905)
Additions to property and equipment	(10,459,534)	(15,031,502)	(6,861,585)
Additions to land usage rights	(21,347,416)	(11,573,776)	(13,538,428)
Proceeds on sale of fixed assets	113,291	238,450	72,134
Increase in restricted cash	2,534,362	(12,990,885)	(3,417,545)
Proceeds from disposal of a subsidiary	1,226,487	—	—
Net cash used in investing activities	(118,979,719)	(120,713,435)	(53,175,329)

Cash flows from financing activities:
Proceeds from (repayment of) Bank notes	(10,405,839)	5,290,384	(9,332,527)
Proceeds from (repayment of) short-term loans, net	16,818,596	16,552,240	21,288,129
Proceeds from long-term loans	31,844,612	21,589,878	(397,072)
Repayments of long-term loans	(6,004,498)	(145,275)	—
Proceeds from capital lease obligation	14,329,464	4,176,107	—
Proceeds from common stock	57,143,000	—	62,828,760
Proceeds from exercised warrants	1,671,200	1,543,587	—
Net cash provided by financing activities	105,396,535	49,006,921	74,387,290

Effect of rate changes on cash	(63,441)	2,654,070	1,753,114
Increase (decrease) in cash and cash equivalents	$27,125,093	$(3,284,969)	$23,449,321
Cash and cash equivalents, beginning of period	41,857,166	45,142,135	$21,692,814
Cash and cash equivalents, end of period	68,982,259	41,857,166	$45,142,135

Supplemental disclosures of cash flow information:
Cash paid for interest	7,218,082	5,462,627	$2,644,347
Cash paid for income taxes	3,195,434	1,162,359	$1,606,745
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

Details of Henan Zhongpin’s subsidiaries are as follows:

NAME	DOMICILE/DATE OF INCORPORATION	REGISTERED CAPITAL	PERCENTAGE OF OWNERSHIP

Henan Zhongpin Import and Export Trading	PRC/Aug. 11, 2004	5,060,000 RMB	100.00%
Company		($611,111)

Zhumadian Zhongpin Food Company	PRC/June 7, 2006	60,000,000 RMB	100.00%
Limited		($8,585,398)

Anyang Zhongpin Food Company Limited	PRC/Aug 21, 2006	34,800,000 RMB	100.00%
		($5,094,422)

Henan Zhongpin Fresh Food Logistics	PRC/Sep 14, 2006	1,500,000 RMB	100.00%
Company Limited		($189,665)

Deyang Zhongpin Food Company Limited	PRC/Sep 25, 2006	15,000,000 RMB	100.00%
		($1,893,652)

Henan Zhongpin Business Development	PRC/Sep 27, 2006	5,000,000 RMB	100.00%
Company Limited		($632,215)

Heilongjiang Zhongpin Food Company	PRC/Oct.17, 2006	1,000,000 RMB	100.00	%(1)
Limited		($126,406)

Luoyang Zhongpin Food Company Limited	PRC/Jan. 18, 2007	5,000,000 RMB	100.00%
		($647,677)

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

NAME	DOMICILE/DATE OF INCORPORATION	REGISTERED CAPITAL	PERCENTAGE OF OWNERSHIP

Yongcheng Zhongpin Food Company	PRC/Mar. 1, 2007	60,000,000 RMB	100.00%
Limited		($8,783,487)

Tianjin Zhongpin Food Company Limited	PRC/Sep. 14, 2007	100,000,000 RMB	100.00%
		($14,639,145)

Hengshui Zhongpin Food Company Limited	PRC/Nov. 17, 2008	1,000,000 RMB	100.00%
		($146,428)

Jilin Zhongpin Food Company Limited	PRC/Dec. 11, 2008	1,000,000 RMB	100.00%
		($145,688)

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	PRC/Dec. 26, 2008	10,000,000 RMB	100.00%
		($1,461,796)

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

The Company translates assets and liabilities into U.S. dollars using the middle exchange rate by the People’s Bank of China as of the balance sheet date. The consolidated statement of income is translated at average rates during the reporting period.  Adjustments resulting from the translation of financial statements from RMB into U.S. dollars are recorded in stockholders' equity as part of accumulated comprehensive loss – translation adjustments.  Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

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

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC.  The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company.  Such deposits are usually applied for the collection of the outstanding accounts receivable during the year.  With such a practice in place, the Company did not have any specific allowance for doubtful accounts provided against specific customers at December 31, 2009 and 2008, respectively.

The following table presents allowance activities in accounts receivable.

	December 31, 2009	December 31, 2008

Beginning balance	$1,215,901	$1,341,872
Reduction in allowance for bad debt	(83,863)	(125,971)

Ending balance	$1,132,038	$1,215,901

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

Construction in Progress and Interest Capitalization

Construction in progress is stated at cost.  The cost accumulation process starts from time the construction project is set-up and ends at the time the project has been put into service and all regulatory permits and approvals have been received.  The Company borrows bank loans from time to time for these construction projects. The interest costs incurred for these loans have been capitalized during the construction process.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, other receivables, advance to vendor, accounts payable and accrued liabilities, capital lease obligations and short term and long term loans are reasonable estimates of their fair value because of the short maturity of these items. The fair value of amounts due from/to related parties and stockholders are reasonable estimate of their fair value as the amounts will be collected and paid off in a period less than one year.  The carrying amounts of capital lease obligations approximate their fair value based on the Company’s current incremental borrowing rates for similar types of arrangements.  Long term debt approximates fair value since the bank term loans are fixed rate instruments and bear interests at the rate dictated and published by the People's Bank of China.

Shipping and Handling Cost

All shipping and handling fees are included in selling expenses.

Value Added Tax

All China-based enterprises are subject to a value added tax (“VAT”) imposed by the PRC government on their domestic product sales.  The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors.  Input VAT rates are 13% for most of purchasing activities conducted by the Company.  Output VAT rate is 13% for chilled pork products, frozen pork products and vegetable and fruit products, and 17% for prepared meat products.  The input VAT can be offset against the output VAT.  The VAT payable or recoverable balance presented on the consolidated balance sheets represents either the input VAT less than or larger than the output VAT.  The debit balance represents a credit against future collection of output VAT.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share-Based Payment

The Company receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company accounts for stock options granted using a fair-value-based method.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. Based on the fact that the voting rights and certain other characteristics of the Company’s Series A convertible preferred stock are the same as those of common stock, the outstanding shares of the Company’s Series A convertible preferred stock at each reporting period are deemed to be common shares outstanding. All of such securities are included in the computation of diluted earnings per share.  The number of shares of common stock underlying the outstanding stock warrants and options at December 31, 2009, 2008 and 2007 were 1,478,765, 1,816,289 and 2,665,338, respectively, which were all included in the computation of diluted earnings per share.

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

Research and Development Expenses

Research and development costs are expensed as incurred.  Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the years ended December 31, 2009, 2008 and 2007 were $2,803,634, $3,151,854 and $1,822,300, respectively.  After offsetting the government subsidies received by the Company that were specified for supporting the Company’s research and development efforts, the net research and development expenses for the years ended December 31, 2009, 2008 and 2007 were $56,948, $1,144,647 and $1,554,147, respectively.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

The Company adopted FASB Accounting Standards Codification 220, Comprehensive Income, , which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  The Company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income.  Comprehensive income (loss) is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners.

Income Taxes

The Company recognizes deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Zhongpin Inc. was incorporated under the laws of the State of Delaware on February 4, 2003 and is subject to federal income tax and Delaware state income tax.  Falcon Link was established under the laws of the British Virgin Islands on July 21, 2005 and is not subject to income tax in accordance with the laws and regulations of the British Virgin Islands.  The Company’s other subsidiaries, which are all located in the PRC, are subject to the PRC’s Enterprise Income Tax (“EIT”) Law, which became effective January 1, 2008 and has a uniform statutory tax rate of 25 percent.  Under the EIT Law, income derived by an enterprise from the primary processing of agricultural products (including slaughtering live hogs) is exempt from EIT.  Consequently, 10 of the Company’s 15 subsidiaries in the PRC that slaughter live hogs are exempted from EIT.  During the years ended December 31, 2009, 2008, 2007, the exempted income before income tax were $40.9 million, $34.9 million and $23.2 million, respectively.  These exempted income before income tax were deemed as part of permanent difference for the purpose to determine the proper income tax provision.  For the years ended December 31, 2009, 2008 and 2007, the impact of income tax resulting from the exemption of net income from preliminary processing of agricultural products was $10.2 million, $8.7 million and $7.7 million, respectively.

The Company’s other five subsidiaries in the PRC are subject to the uniform 25% tax rate in relation to non-primary processing of agricultural products.  The following table provides a summary of the EIT status.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsidiaries Subject to Enterprise Income Tax	Tax Rate
Henan Zhongpin Food Share Company Limited	EIT Exemption for slaughtering business and 25% for other businesses
Zhumadian Zhongpin Food Company Limited	EIT Exemption
Anyang Zhongpin Food Company Limited	EIT Exemption
Deyang Zhongpin Food Company Limited	EIT Exemption
Heilongjiang Zhongpin Food Company Limited	EIT Exemption

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

Adoption of FASB Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162". This standard is now included in ASC Topic 105 and established only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the "Codification") became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Effective August 1, 2009, we adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP. The adoption had no impact on our consolidated financial condition, results of operations or cash flows.

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
NOTES TO FINANCIAL STATEMENTS

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

Adoption of FASB ASC 860

In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in years beginning after November 15, 2009 and in interim periods within those years with earlier adoption prohibited. The adoption of ASC 860 is not expected to have a material impact on our consolidated financial position or results of operations.

Adoption of FASB ASU 2009-05

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value," which amends the guidance in ASC 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities. If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance in ASC 820. ASU 2009-05 will be effective for interim and annual periods beginning after its issuance and is not expected to have a material impact on our consolidated financial position or results of operations.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

Adoption of FASB ASU 2009-13

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in our year 2011 and must be applied prospectively. We are currently evaluating the impact of the provisions of ASU 2009-13.

Reclassification

The presentation of certain line items presented on the consolidated financial statements and the relevant notes for the prior years have been changed in conformity with the current year presentation of the consolidated financial statements and the corresponding notes.

3.	INVENTORIES

Inventories at December 31, 2009 and 2008 consisted of:

	At December 31,
	2009	2008

Raw materials	$4,941,774	$4,361,160
Low value consumables and packaging	961,009	817,862
Work-in-progress	3,020,589	1,961,693
Finished goods	24,936,048	9,583,502

Inventories	$33,859,420	$16,724,217

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost at December 31, 2009 and 2008 is as follows:

	At December 31,
	2009	2008
Plants and buildings	$130,399,711	$86,554,180
Machinery and equipment	68,060,172	50,956,352
Office furniture and equipment	2,658,598	2,042,547
Vehicles	3,144,368	2,462,216
Accumulated depreciation	(14,673,945)	(8,147,660)
Total	$189,588,904	$133,867,635

The depreciation expenses for the years ended December 31, 2009, 2008 and 2007 were $8,512,431, $4,780,810 and $1,885,778, respectively.

In 2009 and 2008, the Company entered into various sale-leaseback arrangements. Under the arrangements, the Company sold property and equipment and leased them back for a period of 3 years. The leasebacks have been accounted for as capital leases. The difference between the carrying value of the sale-leaseback equipment and the appraised fair value was recognized to the income statement as loss from sale-leaseback transactions. Further, the difference between the appraised fair value and the sales price was capitalized as deferred loss, which was included in the property and equipment above.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

Of the above information, property, plant and equipment under the sale-leaseback agreement at cost at December 31, 2009 and 2008 is as follows:

	At December 31,
	2009	2008
Plants and buildings	$707,433	$531,627
Machinery and equipment	26,239,328	6,231,556
Office furniture and equipment	28,937	—
Vehicles	3,939	—
Accumulated depreciation	(631,251)	(90,809)
Total	$26,348,386	$6,672,374

The deferred losses included in the property and equipment balance were $4,149,415 and $183,584 at December 31, 2009 and 2008, respectively, and would be amortized over the lease term. Of the depreciation expenses, $179,508 and $540,294 were amortization of deferred loss and depreciation expense from assets under capital lease for the year ended December 31, 2009; $16,389 and 90,809 were amortization of the deferred loss and depreciation expense from assets under capital lease for the year ended December 31, 2008. There was no capital lease or sale-leaseback arrangement in 2007.

5.	LAND USE RIGHTS

The Company’s land use rights at December 31, 2009 and 2008 are summarized as follows:

	At December 31,
	2009	2008

Land use rights	$63,412,436	$37,249,227
Accumulated amortization	(2,284,005)	(1,265,280)
Total	$61,128,431	$35,983,947

The amortization of land use rights for the years ended December 31, 2009, 2008 and 2007 were $1,019,363, $602,511 and $397,975, respectively.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

6.	CONSTRUCTION IN PROGRESS

Construction in progress at December 31, 2009 and 2008 consisted of:

Construction Project	Date or Estimated Date Put in Service(1)	December 31, 2009	December 31, 2008
Waste water solution system in Deyang	Completed	$—	$7,329
Production facility for chilled and frozen pork in Zhumadian	Completed	—	16,709
Production line for fruits and vegetables in Changge industrial park	Completed	—	13,670,361
Production facility for chilled and frozen pork in Yongcheng	Completed	—	25,434,684
Production line for prepared pork in Changge industrial park	January 2010	75,203	547,225
Zhengzhou office	February 2010	12,390	—
Water solution Station in Changge industrial park	April 2010	64,439	1,048,296
Replacement and maintenance in Changge industrial park	April 2010	121,187	48,435
Production facility for prepared pork products in Changge industrial park	April 2010	17,145,694	—
Dormitories and other infrastructure in Changge industrial park	April 2010	2,844,349	—
Production facility for food oil in Changge industrial park	April 2010	4,515,099	—
Production facility for chilled and frozen pork in Tianjin	April 2010	38,100,295	—
Distribution center in Zhumadian	April 2010	3,611,201	—
Distribution center in Anyang	June 2010	2,958,320	—
Distribution center in Luoyang	September 2010	743,973	—
Total		$70,192,150	$40,773,039

Estimated cost to complete current construction in process is $14.8 million.
___________________

(1)
Represents date all regulatory permits and approvals were received and project is placed in service.  In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

8.	SHORT TERM BANK LOANS

Short-term loans are due within one year.  Of the $84.7 million aggregate principal amount of short-term loans at December 31, 2009, loans in the principal amount of $51.7 million were secured by the Company’s plants located in the PRC and loans in the aggregate principal amount of $14.6 million were guaranteed by Huanghe Enterprises Group Co., Ltd., a group corporation based in Henan province that is not affiliated with our company or with any of our subsidiaries ("Huanghe Group").  These loans bear interest at prevailing lending rate in the PRC as 5.31% per annum at December 31, 2009.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

9.	LONG TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at December 31, 2009 and 2008 were as follows:

Bank	At December 31,
	2009	2008
Canadian Government Transfer Loan	$1,489,099	$1,634,771
Rabobank Nederland Shanghai	11,716,118	11,725,906
China CITIC Bank	4,393,544	4,397,215
Bank of Communications	—	5,862,953
China Construction Bank	7,322,574	—
Agriculture Bank of China	10,251,605	—
China Minsheng Bank	7,322,574	—
China Merchants Bank	6,956,445	—
	49,451,959	23,620,845
Current portion	(4,539,215)	(145,671)
Total	$44,912,744	$23,475,174

In December 2009, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($10.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on December 31, 2009) and are payable on December 27, 2014.  Borrowings under the loan agreement are guaranteed by the land usage right, property and plant of Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 47.5 million ($7.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on December 31, 2009) and are payable on November 26, 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on December 31, 2009) and are payable on June 10, 2011.  Borrowings under the loan agreement are guaranteed by the land usage right, property and plant of Henan Zhongpin.

In May 2009, Henan Zhongpin entered into a loan agreement with China Minsheng Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on December 31, 2009) and are payable on May 6, 2011. Borrowings under the loan agreement are guaranteed by our wholly-owned subsidiary, Yongcheng Zhongpin Food Company Limited.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a three-year term loan of up to RMB 80 million ($11.7 million).  On June 10, 2008, the first 50% of the long-term loan was funded by the bank.  The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008.  Amounts currently outstanding under the term loan bear interest at the rate published by the People’s Bank of China for loans with the same or similar terms. The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date.

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

9.	LONG TERM BANK LOANS (continued)

In April 2008, Henan Zhongpin entered into a loan agreement with China CITIC Bank pursuant to which Henan Zhongpin borrowed RMB 30 million ($4.4 million).  All amounts borrowed under the loan agreement bear interest at a floating rate that was based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on December 31, 2009) and are payable on January 23, 2010.  The accrued interest on this loan is payable quarterly on the 20th day of the last month of each quarter since the drawdown date.   Borrowings under the loan agreement are guaranteed by a Xuji Group.  Henan Zhongpin repaid the loan when it became due.

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

The following table shows the minimum payment obligation for the next five years.

Due on December 31,	Amount
2010	$4,539,215
2011	26,506,938
2012	145,671
2013	—
2014	17,208,048
Above 5 years	1,052,087
Subtotal	49,451,959
Less: current portion	(4,539,215)
Total	$44,912,744

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

11.	INCOME TAX

The income before income taxes for the years ended December 31, 2009, 2008 and 2007 was as following:

	Years Ended December 31,
	2009	2008	2007

Income in China-based entities	$53,892,780	37,605,710	$24,345,602
Income in non-China and non-US entities	(20,780)	32,626	76,592
Loss in the U.S entity	(4,464,561)	(3,388,941)	(4,500,206)
Elimination during consolidation process	2,009	(173,229)	(94,814)

Income before income taxes	$49,409,448	34,076,166	$19,827,174

The income tax provision for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Years Ended December 31,
	2009	2008	2007
Current:
China	$3,731,444	$2,681,006	$1,431,579
Federal	—	—	—
State	—	—	—

Deferred:
China	87,624	(212,347)	—
U.S.	—	—	—

	$3,819,068	$2,468,659	$1,431,579

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components that give rise to deferred tax assets and liabilities as of December 31, 2009 were as follows:

	At December 31
	2009	2008
Current:
Bad debt allowance	$161,323	$138,850
Accrued salaries	70,766	69,650
Other accrued liabilities	24,062	5,066
Current deferred tax asset	256,151	213,566

Non-current:
Depreciation	(497,426)	(48,969)
Net operating loss carry forwards	3,927,610	1,978,144
Total Non-current	3,430,184	1,929,175

Valuation allowance	(3,678,129)	(1,926,498)

Net non-current deferred tax assets/(liability)	$(247,945)	$2,677

11.	INCOME TAX (continued)

The U.S entity had an accumulated net operating loss of $9,945,223, $5,480,662 and $3,567,507 at December 31, 2009, 2008 and 2007, respectively.  There was no net operating loss in 2005.  Under the U.S. tax laws, the net operating loss can be carried forward for 20 years and carried back for 2 years.  Accordingly, the nominal deferred tax assets could be $3,480,828 at December 31, 2009.  Management believes it is more likely than not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future.   As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

	Years Ended December 31,
	2009	2008	2007

Statutory rate	34.0%	34.0%	34.0%
Income tax rate reduction	(9.0)%	(9.0)%	(1.0)%
Permanent differences	(19.5)%	(19.9)%	(27.0)%
Valuation allowance	3.5%	2.0%
Other	(1.3)%	0.1%	1.2%

Effective income tax rate	7.7%	7.2%	7.2%

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

The permanent differences were related to tax-exempted profits that were derived from conducting slaughtering live stock business.

12.	EQUITY TRANSACTIONS

Activities in 2008

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

During 2008, warrants to purchase an aggregate of 135,012 units were exercised on a cashless basis.  Each unit is comprised of two shares of Series A preferred stock, $4.00 per share and a five-year warrant to purchase one share of common stock with the exercise price of $5.00 per share.  At the time of exercise of the unit warrants, the holders also exercised the underlying warrants to purchase shares of common stock.  In connection with these transactions, the Company issued an aggregate of 269,102 shares of common stock and received no cash proceeds from such issuances.  For cash flow purposes, these transactions were non-cash transactions.

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

Activities in 2009

During 2009, an aggregate of 2,129,200 shares of the Company’s Series A convertible preferred stock were converted into corresponding shares of common stock.  For cash flow purposes, these transactions were non-cash transactions.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

During 2009, warrants to purchase an aggregate of 53,888 units were exercised on a cashless basis.  Each unit is comprised of two shares of Series A preferred stock, $4.00 per share and a five-year warrant to purchase one share of common stock with the exercise price of $5.00 per share.  At the time of exercise of the unit warrants, the holders also exercised the underlying warrants to purchase shares of common stock.  In connection with these transactions, the Company issued an aggregate of 103,242 shares of common stock and received no cash proceeds from such issuances.  For cash flow purposes, these transactions were non-cash transactions.

During 2009, warrants to purchase an aggregate of 20,000 units were exercised on a cash basis.  Each unit is comprised of two shares of Series A preferred stock, $4.00 per share and a five-year warrant to purchase one share of common stock with the exercise price of $5.00 per share.  At the time of exercise of the unit warrants, the holders also exercised the underlying warrants to purchase shares of common stock.  In connection with these transactions, the Company issued an aggregate of 60,000 shares of common stock and received $260,000 from such issuances.  For cash flow purposes, these transactions were cash transactions.

During 2009, warrants to purchase an aggregate of 55,000 shares of common stock with an exercise price of $6.50 per share were exercised on a cashless basis.  In connection with these transactions, the Company issued an aggregate of 20,359 shares of common stock and received no cash from such issuances.  For cash flow purposes, these transactions were non-cash transactions.

During 2009, warrants to purchase an aggregate of 267,062 shares of common stock with an exercise price of $8.00 per share were exercised on a cashless basis.  In connection with these transactions, the Company issued an aggregate of 124,595 shares of common stock and the Company received no cash from such issuances.  For cash flow purposes, these transactions were non-cash transactions.

During 2009, options to purchase an aggregate of 120,000 shares of common stock were exercised on a broker-assisted cashless basis. In connection with the transaction, the Company issued 120,000 shares of common stock and received approximately $1.4 million.

During 2009, the Company issued 4,600,000 shares of common stock at $13.25 per share. In connection with the transaction, the Company received approximately $57.1 million.

13.	STOCK WARRANTS AND OPTIONS

As of December 31, 2009, the Company had outstanding warrants and options to purchase an aggregate of 1,478,765 shares of common stock.

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

The Company adopted the fair value recognition which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors, including stock options and employee stock purchases.  Stock-based compensation expense for stock options was based on the grant-date fair value.  During the process of estimating the fair value of the stock options granted and recognizing share-based compensation, the following assumptions were adopted.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

13.	STOCK WARRANTS AND OPTIONS (continued)

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Years Ended December 31,
	2009	2008	2007
Expected life (years)	3	—	3-5
Expected volatility	39.91-40.33%	—%	46-55%
Risk-free interest rate	1.15-1.36%	—%	3.63-4.19%
Dividend yield	—%	—%	—%

The expected volatilities are based on the historical volatility of the Company’s common stock.  The observation is made on a weekly basis.  The observation period covered is consistent with the expected life of the options.  The risk-free rate is consistent with the expected terms of the stock options and is based on the United States Treasury yield curve in effect at the time of grant.  In estimating expected lives of the options, the Company considered the contractual and vesting terms of awards, along with historical experience; however, due to insufficient historical data from which to reliably estimate expected lives, Zhongpin used estimates based on the “simplified method” set forth by the SEC in Staff Accounting Bulletins No. 107, where expected life is estimated by summing the award’s vesting term and contractual term and dividing that result by two.  Insufficient historical data from which to reliably estimate expected lives is expected to exist for the foreseeable future due to different terms associated with awards granted in recent years, along with other factors

Granting Activities in 2008

During 2008, the Company did not grant any stock warrants or options.

Granting Activities in 2009

On March 31, 2009, the Company issued stock purchase options to an executive officer to purchase 33,000 shares of common stock at an initial exercise price of $8.88 per share.  These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (one year for the executive officer).  The compensation expense for these options amounted to $62,865 for the years ended December 31, 2009.

On April 17, 2009, the Company issued stock purchase options to 22 key employees to purchase 240,000 shares of common stock at an initial exercise price of $9.51 per share.  These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (one year).  The compensation expense for these options amounted to $457,425 for the years ended December 31, 2009.

At December 31, 2009, the Company had unrecognized stock-based compensation in the aggregate amount of $1,277,546.  That cost is expected to be recognized over a period of two years. A summary of stock warrant and option activities during the two-year period ended December 31, 2009 is as follows:

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

	Warrants and Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic
Outstanding at 01/01/07	5,124,799	$4.98	4.21	$7.12
Granted	1,197,500	10.03
Exercised	(3,734,945)	5.06
Forfeited or expired	(14,202)	4.00
Outstanding at 12/31/07	2,573,152	7.23	3.85	$7.94
Exercisable at 12/31/07	1,861,211	$5.69		$7.31

Granted	-
Exercised	(617,552)	5.40
Forfeited or expired	(139,997)	8.28
Outstanding at 12/31/08	1,815,603	7.77	3.03	$6.66
Exercisable at 12/31/08	1,436,992	$6.90		$5.10

Granted	273,000	9.43
Exercised	(428,196)	7.64
Forfeited or expired	(181,642)	7.61
Outstanding at 12/31/09	1,478,765	8.19	2.44	$7.25
Exercisable at 12/31/09	1,215,237	$7.77		$7.84

The weighted-average grant-date fair value of stock warrants and options granted during the years 2009, 2008 and 2007 was $2.69, $0 and $5.55, respectively. The total intrinsic value of warrants and options exercised during the years ended December 31, 2009, 2008 and 2007, was approximately $3.5 million, $4.3 million and $21.3 million, respectively.

The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007, was $1,269,445, $1,475,768 and $213,028, respectively.

14.	EARNINGS PER SHARE

Earnings per share (basic and diluted) for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Years Ended December 31,
	2009	2008	2007
Net income attributable to common shares	$45,590,380	$31,376,946	$15,081,431

Basic Earnings Per Share
Basic earnings per share from net income	$1.48	$1.06	$0.84

Diluted Earning Per Share
Diluted earnings per share from net income	$1.46	$1.05	$0.80

Weighted average number of common shares outstanding – Basic	30,750,054	29,475,817	18,000,437
Dilutive effect of stock options	480,482	358,696	5,077,427
Weighted average number of common shares outstanding – Diluted	31,230,536	29,834,513	23,077,864

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

15.	GOVERNMENT SUBSIDIES

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

Government subsidies received by the Company during the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Deferred subsidies opening balance:
Interest subsidies	—	$274,175	$—
Earmarked subsidies	—	217,635	249,449
Total	—	$491,810	$249,449

Subsidies received:
Interest subsidies	$537,256	$622,520	$263,571
Earmarked subsidies	92,227	868,907	220,820
Unearmarked subsidies	3,440,569	—	—
Total	$4,070,052	$1,491,427	$484,391

Subsidies recognized:
Interest subsidies	$537,256	$910,058	$—
Earmarked subsidies	92,227	1,097,149	268,153
Unearmarked subsidies	3,440,569	—	—
Total	$4,070,052	$2,007,207	$268,153

Deferred subsidies year ending balance:
Interest subsidies	$—	$—	$274,175
Earmarked subsidies	—	—	217,635
Total	$—	$—	$491,810

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

(Subsidies received and other income recognized are translated at the average exchange rate.  The beginning and ending balances are translated at the year-end exchange rate.)

16.	COMMITMENTS AND CONTINGENCIES

Mutual Guarantee

In June 2009, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $8.8 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $8.8 million. The agreement expires in June 2010. In September 2009, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $5.9 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $5.9 million. The agreement expires in September 2010.  At the expiration of the agreement, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreement.  This mutual guarantee may be terminated by either party at any time; provided, however, that any loan guarantees in effect prior to termination shall remain in effect.

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

Henan Zhongpin’s obligation as guarantor to repay loans on behalf of Huanghe Group will only arise if Huanghe Group cannot repay its loans and proceeds from liquidating Huanghe Group’s pledged assets are insufficient to cover its outstanding debt.  Henan Zhongpin’s actual liability for such guarantee, should the guarantee obligation become due, will vary depending on the difference between the outstanding bank loan plus accrued interest and the proceeds received for the liquidated collateral.  Henan Zhongpin did not pledge any of its assets in connection with the mutual guarantee agreement as this guarantee was not based on credit quality concerns, but rather based on the local banks’ requirements.  In the event Henan Zhongpin is required to pay all or a portion of any loans covered by the mutual guarantee, Henan Zhongpin would seek reimbursement for such payment from Huanghe Group.

At December 31, 2009, Henan Zhongpin had outstanding guarantees for $14.6 million of Huanghe Group’s bank loans under the agreement.  All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months. As a result, the maximum potential amount of future payments (undiscounted) Henan Zhongpin could be obligated to make under the mutual guarantee at such date was $38.1 million.  The Company did not record any liability on its balance sheet with respect to this mutual guarantee as the Company believes, based upon its continuing due diligence on Xuji Group and its business, that Henan Zhongpin’s liability there under remains contingent.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

16.	COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings

As of December 31, 2009, there was no material legal proceeding to which the Company was a party or to which any of the Company’s assets was subject that will have a material adverse effect on the Company’s financial condition.

Operating Leases

The Company leases plants and buildings in two locations, Changchun City of Jilin province starting from December 2008 and Tianjin starting from September 2007 under their respective lease agreements.  The terms of these operating lease agreements range two to three years from their respective starting dates.  The respective monthly rental payment ranges from RMB200,000 ($29,278) to RMB233,333 ($34,201).  The Company has adopted the straight-line method to record the monthly rental expenses.  The rental expenses under these lease agreements were $796,369, $707,344 and $466,521 for the years ended December 31, 2009, 2008 and 2007, respectively.

Capital Leases

In November 2009, Henan Zhongpin entered into a sale-leaseback agreement with CMB Financial Leasing Co., Ltd. (“CMB Leasing”) pursuant to which we sold to CMB Leasing equipment with a book net value of $8.3 million for $5.9 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At December, 2009, the monthly rental fee under the agreement was $175,936, which included an interest component calculated at the rate of 4.91% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 2009, Luoyang Zhongpin entered into a sale-leaseback agreement with CMB Leasing pursuant to which we sold to CMB Leasing equipment with a book net value of $6.8 million for $4.4 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At December 31, 2009, the monthly rental fee under the agreement was $131,952, which included an interest component calculated at the rate of 4.91% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 2009, Zhumadian Zhongpin entered into a sale-leaseback agreement with De Lage Landen (China) Co., Ltd. (“De Lage Landen”) pursuant to which we sold to De Lage Landen equipment with a book net value of $5.9 million for $6.0 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At December 31, 2009, the monthly rental fee under the agreement was $176,402, which included an interest component calculated at the rate of 5.31% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

On October 28, 2008, Henan Zhongpin entered into a sale-leaseback agreement with CMB Finance pursuant to which Henan Zhongpin, as lessee, sold to CMB Finance, as lessor, plants, buildings, machinery and equipment owned by Henan Zhongpin and located in Changge City, Henan province with a net book value of $6,779,873 for net proceeds of $6,579,600 and leased these assets back immediately.  The principal terms of this sale-leaseback agreement are as follows:  1) lessee sold the assets to lessor for cash proceeds of $6,579,600; 2) lessee immediately leased back the assets from lessor; 3) the lease term is three years; 4) the monthly lease payment of RMB948,113 ($138,796) is payable on the first day of each month after the starting date; 5) the interest rate applied in the lease agreement is 7.02% per annum, which is a three-year bank loan interest rate issued by the People’s Bank of China; 6) the interest rate will be adjusted whenever the People’s Bank of China adjusts the interest rate of its three-year bank loans and, upon any such adjustment, an incremental interest calculation will be provided by lessor; 7) Mr. Xianfu Zhu, the Company’s Chief Executive Officer, provided his personal irrevocable guarantee of the obligations of Henan Zhongpin; 8) lessee has the right to repurchase the leased assets back at a nominal price of RMB 1 when the lease agreement expires; 9) lessee is required to pay RMB14,437,120 ($2,116,204), which includes the first monthly payment of RMB970,524 ($142,253) on the effective date of the lease agreement; and 10) lessee is required to make a deposit of RMB2,513,802 ($368,457), which is refundable or will be applied to offset the last monthly payment.

Based on the above terms, the Company determined that this transaction is a capital lease transaction. Using the effective interest method, the Company prepared an amortization schedule to recognize the principal payment and corresponding interest expenses in terms of the monthly payment. Once the interest rate is adjusted by the People’s Bank of China, the amortization schedule will be adjusted accordingly.  As of December 31, 2009, the outstanding capital lease obligation was $2,914,708.  The loss derived from this sale-leaseback transaction was RMB1,366,363 ($200,273), which will be amortized over the three-year lease period.  As of December 31, 2009, the unamortized loss resulting from this sale-leaseback transaction was $116,278.

Under the Company’s non-cancellable lease agreements, the minimum lease payments for the remaining lease terms are summarized as follows:

December 31,	Operating Leases	Capital Leases

2010	$497,731	$7,480,098
2011	409,896	7,063,541
2012	409,896	5,460,920
Total minimum lease payments	1,317,523	20,004,559
Less amounts representing interest	—	(1,420,026)
	$1,317,523	$18,584,533
Less current portion		(7,480,098)
Capital lease non-current portion		$11,104,435
_______________

17.	SEGMENT REPORTING

The Company operates in only one segment: meat production (fruit and vegetable segment is not material enough to compete with meat production).  However, the Company’s product lines are divided into two divisions: pork and pork products, and vegetables and fruits.

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

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

The vegetables and fruits division is involved primarily in the processing of fresh vegetables and fruits.  The Company contracts with more than 100 farms in Henan province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes.  The proximity of the contracted farms to operations ensures freshness from harvest to processing.  The Company contracts with those farms to grow more than 34 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans and strawberries.

	Sales by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2009	2008	2009/2008	2009/2008
Pork and Pork Products
Chilled Pork	$396.1	$289.3	$106.8	37%
Frozen Pork	224.8	187.9	36.9	20%
Prepared Pork Products	93.0	53.7	39.3	73%
Vegetables and Fruits	12.1	8.9	3.2	36%
Total	$726.0	$539.8	$186.2	34%

	Cost of Sales by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2009	2008	2009/2008	2009/2008
Pork and Pork Products	$629.5	$463.8	$165.7	36%
Vegetables and Fruits	10.1	7.5	2.6	35%
Total	$639.6	$471.3	$168.3	36%

	Sales by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Pork and Pork Products
Chilled Pork	$289.3	$151.0	$138.3	92%
Frozen Pork	187.9	102.6	85.3	83%
Prepared Pork Products	53.7	29.2	24.5	84%
Vegetables and Fruits	8.9	8.6	0.3	3%
Total	$539.8	$291.4	$248.4	85%

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

	Cost of Sales by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Pork and Pork Products	$463.8	$246.7	$217.1	88%
Vegetables and Fruits	7.5	7.2	0.3	4%
Total	$471.3	$253.9	$217.4	86%

17.	SEGMENT REPORTING (continued)

	Gross Profit by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2009	2008	2009/2008	2009/2008
Pork and Pork Products	$84.6	$67.2	$17.4	26%
Vegetables and Fruits	1.9	1.4	0.5	36%
Total	$86.5	$68.6	$17.9	26%

	Gross Profit by Division (U.S. dollars in millions)
	Years Ended December 31,		Net Change	Percentage Change
	2008	2007	2008/2007	2008/2007
Pork and Pork Products	$67.1	$36.1	$31.0	86%
Vegetables and Fruits	1.4	1.4	—	0%
Total	$68.5	$37.5	$31.0	83%

ZHONGPIN INC.
NOTES TO FINANCIAL STATEMENTS

18.	QUARTERLY FINANCIAL INFORMATION

	Year Ended December 31, 2009
	Q4	Q3	Q2	Q1	Total

	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$215,490	$194,851	$161,847	$153,849	$726,037
Gross Profit	24,659	23,707	18,968	19,144	86,478
Income From Operations	13,166	15,464	12,583	11,695	52,908
Net Income	11,891	13,235	10,723	9,741	45,590
Net Income per Common Share:
Basic	0.35	0.44	0.36	0.33	1.48
Diluted	0.34	0.44	0.36	0.33	1.46

	Year Ended December 31, 2008
	Q4	Q3	Q2	Q1	Total

	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$139,817	$153,753	$137,527	$108,728	$539,825
Gross Profit	17,678	19,587	17,104	14,192	68,561
Income From Operations	8,292	11,354	9,332	7,803	36,781
Net Income	5,517	10,050	8,522	7,288	31,377
Net Income per Common Share:
Basic	0.18	0.34	0.29	0.25	1.06
Diluted	0.18	0.34	0.29	0.24	1.05