Form 10-Q
period 2010-03-31
ZHONGPIN INC.
filed 2010-05-10
CIK 1277092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number :	001-33593

Zhongpin Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-2100419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Changshe Road, Changge City, Henan Province, People’s Republic of China	461500
(Address of principal executive offices)	(Zip Code)

011 86 10-8286 1788
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐    Accelerated filer ☒      Non-accelerated filer ☐(Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES☐  NO ☒

As of May 4, 2010, 34,725,104 shares of the registrant’s common stock were outstanding.

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

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$56,363,756	$68,982,259
Restricted cash	10,539,784	14,490,575
Bank notes receivable	9,127,624	7,997,172
Accounts receivable, net of allowance for doubtful accounts of $1,628,947 and $1,132,038	29,860,755	20,419,797
Other receivables, net of allowance for doubtful accounts of $168,041 and $290,436	508,705	652,523
Purchase deposits	4,081,140	5,653,192
Inventories	35,893,367	33,859,420
Prepaid expenses	296,477	186,030
VAT recoverable	16,261,364	14,064,185
Allowance receivables	4,413,770	-
Deferred tax assets	256,222	256,151
Other current assets	155,992	120,709
Total current assets	167,758,956	166,682,013

Property, plant and equipment (net)	211,294,506	189,588,904
Deposits for purchase of land use rights	8,721,167	8,718,740
Construction in progress	66,833,282	70,192,150
Land use rights	61,295,934	61,128,431
Deferred charges	28,512	39,855
Other non-current assets	1,762,199	1,761,709
Total assets	$517,694,556	$498,111,802

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$68,015,962	$84,661,697
Bank notes payable	5,874,339	9,560,353
Long-term loans - current portion	1,317,609	4,539,215
Capital lease obligation - current portion	6,760,143	7,480,098
Accounts payable	12,544,468	9,260,750
Other payables	13,420,394	12,882,316
Accrued liabilities	10,462,477	7,377,850
Deposits from customers	4,982,010	5,335,907
Tax payable	1,940,455	1,918,057
Total current liabilities	125,317,857	143,016,243

Deferred tax liabilities	248,014	247,945
Deposits from customers	2,192,942	1,987,579
Capital lease obligation	10,192,985	11,104,435
Long-term loans	68,876,352	44,912,744
Total liabilities	206,828,150	201,268,946

Equity
Common stock: par value $0.001; 100,000,000 authorized; 34,725,104 and 34,662,314 shares issued and outstanding	34,725	34,662
Additional paid-in capital	166,856,661	166,169,902
Retained earnings	124,949,838	111,699,375
Accumulated other comprehensive income	19,025,182	18,938,917
Total equity	310,866,406	296,842,856
Total liabilities and equity	$517,694,556	$498,111,802

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Sales Revenues	$204,284,915	$153,849,448
Cost of sales	(179,366,565)	(134,705,646)
Gross Profit	24,918,350	19,143,802

Operating expenses
General and administrative expenses	(6,058,141)	(4,608,286)
Selling expenses	(4,336,828)	(2,793,278)
Research and development expenses	(40,852)	(30,578)
Amortization of loss from sale-leaseback	—	(16,657)
Total operating expenses	(10,435,821)	(7,448,799)

Income from operations	14,482,529	11,695,003

Other income (expense)
Interest expense	(1,435,461)	(1,499,520)
Other income	565,063	168,073
Exchange gain (loss)	(304)	1,333
Government subsidies	625,156	94,955
Total other income (expense)	(245,546)	(1,235,159)

Net income before taxes	14,236,983	10,459,844
Provision for income taxes	(986,520)	(718,545)

Net income after tax	$13,250,463	$9,741,299

Foreign currency translation adjustment	86,265	(378,972)
Comprehensive income	$13,336,728	$9,362,327

Basic earnings per common share	$0.38	$0.33
Diluted earnings per common share	$0.38	$0.33
Basic weighted average shares outstanding	34,715,466	29,486,642
Diluted weighted average shares outstanding	35,222,810	29,569,452

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$13,250,463	$9,741,299
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	2,729,974	1,801,235
Amortization	327,390	187,858
Provision for allowance for bad debt	374,030	(102,628)
Stock-based compensation expense	473,472	289,917

Changes in operating assets and liabilities:
Accounts receivable	(9,929,541)	(7,783,530)
Other receivables	266,413	1,378,559
Purchase deposits	1,573,258	(16,221,596)
Prepaid expense	(110,379)	61,962
Inventories	(2,024,048)	(8,640,944)
Tax refunds receivable	(2,192,751)	(2,154,544)
Other current assets	(35,240)	(31,519)
Deferred charges	11,351	11,632
Accounts payable	3,280,371	2,189,263
Other payables	534,534	1,131,977
Allowance receivable	(4,412,736)	—
Accrued liabilities	3,082,041	544,581
Taxes payable	21,859	(71,681)
Deposits from clients	(355,299)	(1,258,162)
Deposits from clients – Long term portion	204,761	11,277
Net cash provided by (used in) operating activities	7,069,923	(18,915,044)

Cash flows from investing activities:
Construction in progress	(19,057,251)	(2,749,323)
Additions to property and equipment	(1,942,869)	(3,441,307)
Additions to land use rights	(477,844)	—
Increase in restricted cash	3,953,897	2,096,882
Net cash used in investing activities	(17,524,067)	(4,093,748)

Cash flows from financing activities:
Proceeds from (repayment of) bank notes, net	(4,815,772)	2,054,947
Proceeds from (repayment of) short-term bank loans, net	(19,887,508)	27,502,670
Proceeds from long-term loans	23,945,495	—
Proceeds from (repayment of) capital lease obligation	(1,636,194)	(359,875)
Proceeds from warrants exercise	213,350	—

Net cash provided by (used in) financing activities	(2,180,629)	29,197,742

Effects of rate changes on cash	16,269	(82,166)
(Decrease) increase in cash and cash equivalents	(12,618,504)	6,106,784
Cash and cash equivalents, beginning of period	68,982,259	41,857,166
Cash and cash equivalents, end of period	$56,363,755	$47,963,950

Supplemental disclosures of cash flow information:
Cash paid for interest	1,926,252	1,527,258
Cash paid for income taxes	964,583	753,430

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

Zhongpin Inc. (the “Company”) was established under the laws of the State of Delaware on February 4, 2003.  The Company is a public holding company holding an equity interest in its subsidiaries outside the U.S.  Its operating subsidiaries are located in the People’s Republic of China (the “PRC”) and focus on two business divisions: pork and pork products, and vegetables and fruits. The pork and pork products division is involved primarily in the processing of live hogs into fresh, frozen and processed pork products which are sold domestically to branded stores, food retailers, food service distributors, restaurants, hotel chains and non-commercial food service establishments, such as schools, governments, healthcare facilities, the military and other food processors, as well as to certain international markets in a limited scope.  The vegetables and fruits segment is involved primarily in the processing of frozen vegetables and fruits that are sold to the Company’s branded stores and food retailers.

The Company holds a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which the Company holds a 100% interest in its China-based subsidiaries, each of which was organized under the laws of the PRC.  The Company’s China-based subsidiaries include the following:

	Date of	Registered	Percentage
Name	Incorporation	Capital	of Ownership

Henan Zhongpin Food Company Limited	May 20, 2005	$137,300,000	100%

Henan Zhongpin Food Share Company	Jan. 20, 2000	1,000,000,000 RMB	100%(1)
Limited (“Henan Zhongpin”)		($146,492,243)

Henan Zhongpin Import and Export	Aug. 11, 2004	5,060,000 RMB	100%
Trading Company		($611,111)

Zhumadian Zhongpin Food Company Limited	June 7, 2006	60,000,000 RMB	100%
		($8,585,399)

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	34,800,000 RMB	100%
		($5,094,422)

Henan Zhongpin Fresh Food Logistics	Sept. 14, 2006	1,500,000 RMB	100%
Company Limited		($189,665)

Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB	100%
		($1,893,652)

Henan Zhongpin Business Development	Sept. 27, 2006	5,000,000 RMB	100%
Company Limited		($632,215)

Heilongjiang Zhongpin Food Company Limited	Oct. 17, 2006	1,000,000 RMB	100%(2)
		($126,406)

Luoyang Zhongpin Food Company	Jan. 18, 2007	60,000,000 RMB	100%
Limited (“Luoyang Zhongpin”)		($8,783,487)

Yongcheng Zhongpin Food Company Limited	Mar. 1, 2007	60,000,000 RMB	100%
		($8,783,487)

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Date of	Registered	Percentage
Name	Incorporation	Capital	of Ownership

Tianjin Zhongpin Food Company Limited	Sept. 14, 2007	100,000,000 RMB	100%
		( $14,639,145 )

Hengshui Zhongpin Food Company Limited	Nov. 17, 2008	1,000,000 RMB	100%
		($146,428)

Jilin Zhongpin Food Company Limited	Dec. 11, 2008	1,000,000 RMB	100%
		($145,688)

Henan Zhongpin Agriculture and	Dec. 26, 2008	10,000,000 RMB	100%
Animal Husbandry Industry		($1,461,796)
Development Company Limited

(1)           Includes a 1.7% ownership interest of another six stockholders with respect to which Henan Zhongpin Food Company Limited is entitled to all economic benefits and the right to vote pursuant to the terms of a trust agreement with such stockholders.
(2)           Includes a 10% ownership interest of another stockholder with respect to which Henan Zhongpin is entitled to all economic benefits and the right to vote pursuant to the terms of a trust agreement with such stockholder.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated during the process of consolidation. The consolidated financial statements were prepared in accordance with GAAP.

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

The Company translates assets and liabilities into U.S. dollars using the middle rate published by the People’s Bank of China as of the balance sheet date. The consolidated statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of financial statements from RMB into U.S. dollars are recorded in stockholders' equity as part of accumulated comprehensive loss translation adjustments. Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

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

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC. The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company.  Such deposits are usually applied for the collection of the outstanding accounts receivable during the year.  With such a practice in place, the Company did not have any specific allowance for doubtful accounts provided against specific customers at March 31, 2010 and 2009, respectively.

The following table presents allowance activities in accounts receivable.

	March 31, 2010	December 31, 2009

Beginning balance	$1,132,038	$1,215,901
Additions charged to (reduction in ) expense	496,909	(83,863)
Ending balance	$1,628,947	$1,132,038

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Land Use Rights

The Chinese government owns all of the parcels of land on which the Company's plants are built. In the PRC, land use rights for commercial purposes are granted by the PRC government typically for a term of 40-50 years. The Company is required to pay a lump sum of money to the State Land and Resource Ministry of the applicable locality to acquire such rights. In accordance with the provision of Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 350, Intangibles –Goodwill and Other, the Company capitalizes the lump sum of money paid and amortizes these land use rights by using the straight line method over the term of the land use license granted by the applicable governmental authority.

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

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share-Based Payment

The Company receives employee and certain non-employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company accounts for stock options granted using a fair-value-based method.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. All of such securities are included in the computation of diluted earnings per share. The number of shares of common stock underlying the outstanding stock warrants and options at March 31, 2010 and 2009 were 1,439,490 and 1,775,827, respectively, which were all included in the computation of diluted earnings per share.

Government Subsidies

The Company's subsidiaries in the PRC receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, the Company presents the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense or interest expenses. The information relating to government subsidies received and recognized is presented in Note 11.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Expenses

Research and development costs are expensed as incurred. Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the three-month periods ended March 31, 2010 and 2009 were $40,852 and 30,578, respectively. There is no offsetting of research and development expenses from government subsidies during the quarters ended March 31, 2010 and 2009.

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

Recently Adopted Accounting Pronouncements

Adoption of FASB ASU 2010-13

In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-13, "Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.	INVENTORIES

Inventories at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)

Raw materials	$3,886,797	$4,941,774
Low value consumables and packing materials	999,011	961,009
Work in progress	4,012,703	3,020,589
Finished goods	26,994,856	24,936,048
Total	$35,893,367	$33,859,420

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Plants and buildings	$148,519,929	$130,399,711
Machinery and equipment	73,630,161	68,060,172
Office furniture and equipment	2,891,370	2,658,598
Vehicles	3,223,446	3,144,368
Accumulated depreciation	(16,970,400)	(14,673,945)
Total	$211,294,506	$189,588,904

The depreciation and amortization expenses for the three months ended March 31, 2010 and 2009 were $2,729,974 and $1,801,235, respectively.

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

Of the above information, property, plant and equipment under the sale-leaseback agreement at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Plants and buildings	$699,393	$707,433
Machinery and equipment	25,891,443	26,239,328
Office furniture and equipment	30,114	28,937
Vehicles	3,957	3,939
Accumulated depreciation	(988,634)	(631,251)
Total	$25,636,273	$26,348,386

The deferred losses included in the property and equipment balance were $3,788,330 and $4,149,415 at March 31, 2010 and December 31, 2009, respectively, and would be amortized over the lease term. Of the depreciation expenses, $362,155 and $357,158 were amortization of deferred loss and depreciation expense from assets under capital lease for the first quarter ended March 31, 2010; $16,657 and $90,634 were amortization of deferred loss and depreciation expense from assets under capital lease for the quarter ended March 31, 2009

5.	LAND USE RIGHTS

The Company’s land use rights at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)

Land use rights	$63,908,042	$63,412,436
Accumulated amortization	(2,612,108)	(2,284,005)
Total	$61,295,934	$61,128,431

The amortization expenses for the three months ended March 31, 2010 and 2009 were $327,390 and $187,858, respectively.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	CONSTRUCTION IN PROGRESS

Construction in progress at March 31, 2010 and December 31, 2009 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	March 31, 2010	December 31, 2009
Production line for prepared pork in Changge industrial park	January 2010	$—	$75,203
Zhengzhou office	May 2010	27,043	12,390
Water solution Station in Changge industrial park	April 2010	—	64,439
Replacement and maintenance in Changge industrial park	April 2010	184,500	121,187
Production facility for prepared pork products in Changge industrial park	March 2010	—	17,145,694
Dormitories and other infrastructure in Changge industrial park	April 2010	3,544,897	2,844,349
Production facility for food oil in Changge industrial park	April 2010	6,477,669	4,515,099
Production facility for chilled and frozen pork in Tianjin	April 2010	40,598,539	38,100,295
Distribution center in Zhumadian	April 2010	5,009,650	3,611,201
Distribution center in Anyang	June 2010	6,907,870	2,958,320
Distribution center in Luoyang	September 2010	4,033,753	743,973
Distribution center in Changge	April 2011	49,361	—
Total		$66,833,282	$70,192,150

Estimated cost to complete current construction in process is $10.9 million.

(1)
Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

7.	SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $68.0 million aggregate principal amount of short-term bank loans at March 31, 2010, loans in the principal amount of $13.5 million were secured by the Company’s plants located primarily in Henan province, loans in the aggregate principal amount of $11.7 million were guaranteed by the Company’s subsidiaries, and loans in the aggregate principal amount of $14.6 million were guaranteed by Huanghe Group Co., Ltd., an unaffiliated third party (“Huanghe Group”). These loans bear interest at prevailing lending rates in the PRC ranging from 5.04 % to 5.31% per annum.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at March 31, 2010 and December 31, 2009 were as follows:

Bank	March 31, 2010	December 31, 2009
	(Unaudited)
Canadian Government Transfer Loan	$1,489,099	$1,489,099
Rabobank Nederland Shanghai	11,719,379	11,716,118
China CITIC Bank	—	4,393,544
China Construction Bank	7,324,612	7,322,574
Agriculture Bank of China	28,419,496	10,251,605
China Minsheng Bank	7,324,612	7,322,574
China Merchants Bank	13,916,763	6,956,445
	70,193,961	49,451,959
Less: Current portion	(1,317,609)	(4,539,215)
Total long-term portion	$68,876,352	$44,912,744

In February 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($10.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on March 31, 2010) and are payable on February 3, 2013.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In March 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($7.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on March 31, 2010) and are payable on December 27, 2014.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In March 2010, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 47.5 million ($7.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on March 31, 2010) and are payable on November 26, 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($10.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on March 31, 2010) and are payable on December 27, 2014.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 47.5 million ($7.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on March 31, 2010) and are payable on November 26, 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on March 31, 2010) and are payable on June 10, 2011.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Henan Zhongpin.

In May 2009, Henan Zhongpin entered into a loan agreement with China Minsheng Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on March 31, 2010) and are payable on May 6, 2011. Borrowings under the loan agreement are guaranteed by the Company’s wholly-owned subsidiary, Yongcheng Zhongpin Food Company Limited.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a three-year term loan of up to RMB 80 million ($11.7 million).  On June 10, 2008, the first 50% of the long-term loan was funded by the bank.  The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008.  Amounts currently outstanding under the long-term loan bear interest at the rate published by the People’s Bank of China for loans with the same or similar terms. The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date.

Borrowings under the term loan agreement are guaranteed by the Company’s subsidiaries, Anyang Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Co., Ltd., are secured by mortgages on the Company’s prepared pork production facilities located in Changge City, Henan province and are subject to various financial and non-financial covenants, including a debt-to-net-worth ratio, a debt-to-EBIDTA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors.  Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility.

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

During the three months ended March 31, 2010, warrants to purchase an aggregate of 14,950 units were exercised on a cash basis. Each unit is comprised of two shares of the Company’s Series A preferred stock and a five-year warrant to purchase one share of the Company’s common stock with the exercise price of $4.00 per share. At the time of exercise of the unit warrants, the holders also exercised the underlying warrants to purchase shares of common stock. In connection with these transactions, the Company issued an aggregate of 44,850 shares of common stock and received $194,350 cash proceeds from such issuances. For cash flow purposes, these transactions were cash transactions.

During the three months ended March 31, 2010, warrants to purchase an aggregate of 50,000 units of common stock were exercised on a cashless basis. In connection with these transactions, the Company issued an aggregate of 15,565 shares of common stock. For cash flow purposes, these transactions were non-cash transactions.

During the three months ended March 31, 2010, warrants to purchase an aggregate of 2,375 common shares were exercised on a cash basis. In connection with these transactions, the Company issued an aggregate of 2,375 shares of common stock and received $19,000 cash proceeds from such issuances. For cash flow purposes, these transactions were cash transactions.

On March 31, 2009, the Company granted stock options to its Chief Financial Officer to purchase an aggregate of 100,000 shares of the Company’s common stock, exercisable in accordance with the following schedule:  33,000 options vesting on March 31, 2010 with an exercise price of $8.88 per share, equal to the closing price of the Company’s common stock on March 31, 2009, 33,000 options vesting on March 31, 2011 with an exercise price of $12.70 per share, equal to the closing price of the Company’s common stock on March 31, 2010, and 34,000 options vesting on March 31, 2012 with an exercise price equal to the closing price of the Company’s common stock on March 31, 2011.  Each tranche of options expires on the fourth anniversary of its respective vesting dates.

The Company adopted the fair value recognition to measure and recognize of compensation expense for all stock-based payment awards made to the Company’s employees and directors, including stock options and employee stock purchases.  Stock-based compensation expense for stock options was based on the grant-date fair value.  During the process of estimating the fair value of the stock options granted and recognizing share-based compensation, the following assumptions were adopted.

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended March 31,
	2010	2009
Expected life (years)	3-5	3-5
Expected volatility	33.22%	40.33%
Risk-free interest rate	1.60%	1.15%
Dividend yield	—%	—%

The expected volatilities are based on the historical volatility of the Company’s common stock.  The observation is made on a weekly basis.  The observation period covered is consistent with the expected life of the options.  The risk-free rate is consistent with the expected terms of the stock options and is based on the United States Treasury yield curve in effect at the time of grant. In estimating expected lives of the options, the Company considered the contractual and vesting terms of awards, along with historical experience; however, due to insufficient historical data from which to reliably estimate expected lives, the Company used estimates based on the “simplified method” set forth by the SEC in Staff Accounting Bulletins No. 107, where expected life is estimated by summing the award’s vesting term and contractual term and dividing that result by two. Insufficient historical data from which to reliably estimate expected lives is expected to exist for the foreseeable future due to different terms associated with awards granted in recent years, along with other factors.

For the three months ended March 31, 2010 and 2009, the stock-based compensation expenses were $473,472 and $289,917, respectively.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shares	$13,250,463	$9,741,299

Denominator:
Weighted average number of common shares outstanding – basic	34,715,466	29,486,642

Dilutive effect of stock options	507,344	122,386

Weighted average number of common shares outstanding – diluted	35,222,810	29,609,028

Basic earnings per share	$0.38	$0.33
Diluted earnings per share	$0.38	$0.33

11.	GOVERNMENT SUBSIDIES

The central and local government in Changge City, Henan province provided Henan Zhongpin with various subsidies to encourage its research and development activities, building new facilities and its establishment of a fresh fruit and vegetable production facility in Changge City, and for other contributions to the local community, such as increasing employment opportunities. The government subsidies are generally classified as earmarked (such as research and development activities) or non-earmarked. The interest subsidies were earmarked to offset the Company’s interest expenses incurred in relation to the construction of its fruit and vegetable production facility. All subsidies were accounted for based on evidence that cash has been received and the earmarked activities have taken place. In accordance with internationally prevailing practice, subsidies earmarked for research and development activities were first offset against relevant research and development expenses incurred, and interest subsidies were offset against the relevant interest expense incurred. Non-earmarked subsidies are generally recognized as other income.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Government subsidies received by the Company during the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Deferred subsidies opening balance:
Interest subsidies	$—	$—
Earmarked subsidies	—	—
Non-earmarked subsidies	—	—
Total	$—	$—

Subsidies received:
Interest subsidies	$306,947	$—
Earmarked subsidies	—	—
Non-earmarked subsidies	625,156	94,955
Total	$932,103	$94,955

Subsidies recognized:
Interest subsidies	$306,947	$—
Earmarked subsidies	—	—
Non-earmarked subsidies	625,156	94,955
Total	$932,103	$94,955

Deferred subsidies year ending balance:
Interest subsidies	$—	$—
Earmarked subsidies	—	—
Non-earmarked subsidies	—	—
Total	$—	$—

Subsidies received and other income recognized are translated at the average exchange rate. The beginning and ending balances are translated at the period-end exchange rates.

12.	SEGMENT REPORTING

The Company operates in only one segment: meat production. The Company’s vegetables and fruits operations, both financially and operationally, do not represent a significant enough portion of its business to constitute a separate segment. However, the Company’s product lines are divided into two divisions: pork and pork products, and vegetables and fruits.

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

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Sales by Division (U.S. dollars in millions)
	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled pork	$114.7	$86.3
Frozen pork	50.4	44.0
Prepared pork products	36.3	22.0
Vegetables and Fruits	2.9	1.5
Total	$204.3	$153.8

Cost of Sales
Pork products	$177.0	$133.5
Vegetables and fruits	2.4	1.2

Gross Profit Margin:
Pork products	12.1%	12.3%
Vegetables and fruits	17.2%	20.0%

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Overview

We are principally engaged in the meat and food processing and distribution business in the PRC. Currently, we have 13 processing plants located in Henan, Jilin and Sichuan provinces and in Tianjin in the PRC. Our total production capacity for chilled pork and frozen pork is approximately 1,504.9 metric tons per day, based on an eight-hour working day, or approximately 541,760 metric tons on an annual basis. We also have production capacity for prepared meats of approximately 250 metric tons per eight-hour day, or approximately 90,000 metric tons on an annual basis, and for fruits and vegetables of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We utilize state-of-the-art equipment in all of our slaughterhouses and processing facilities.

We are investing approximately $61.0 million, not including the cost of land use rights, to build a production facility, warehouse and distribution center, and research and development center in Tianjin.  This facility will have a production capacity of approximately 100,000 metric tons for chilled and frozen pork, of which 70% will be for chilled pork and 30% for frozen pork, and 36,000 metric tons for prepared foods. We put the new facility for chilled and frozen pork into use ahead of schedule in January 2010.  After chilled and frozen pork production at this new facility commenced, we terminated the lease for our existing production facilities in Tianjin without material lease termination costs. We expect to put the facility for prepared foods into operation in the fourth quarter of 2010.

We have invested approximately $5.6 million to build an additional production facility in Changge City, Henan province.  This facility is being designed with a production capacity of 20,000 metric tons for food oil (pork oil).  We put this facility into operation in April 2010.

We are also investing approximately $6.3 million to further improve our facility in Anyang, Henan province. We plan to improve the facility’s pre-cooling room and equipment so as to increase its annual capacity from 63,000 metric tons currently to 85,000 metric tons. After the expansion, chilled pork will account for about 70% of the facility’s capacity, up from the current 60%. This improvement project is scheduled to be completed in July 2010 and there is no impact on our operations in Anyang.

Our products are sold under the “Zhongpin” brand name. At March 31, 2010, our customers included 29 international or domestic fast food companies in the PRC, 51 processing factories and 1,687 school cafeterias, factory canteens, army posts and national departments. At such date, we also sold directly to 3,220 retail outlets, including supermarkets, within the PRC.

We have established distribution networks in 20 provinces and four cities with special legal status in the North, East, South and South Midland regions of the PRC, and also have formed strategic business alliances with leading supermarket chains and the catering industry in the PRC. In addition, we export products to Europe, Russia, Hong Kong and other selected countries in Asia and South Africa.

As of March 31, 2010, we had 6,778 employees, of whom 5,111 were operating personnel, 1,203 were sales personnel, 109 were research and development personnel and 355 were administrative personnel.

Critical Accounting Policies

Unless otherwise noted, all translations from RMB to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of March 31, 2010, which was RMB6.8263 to $1.00. We make no representation that the RMB amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On May 4, 2010, the middle rate was RMB6.8265 to $1.00.

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

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC.  If any particular customer appears to be delaying or deferring payments for our products, we generally request a deposit from, or an increase in the deposits of, such customer.  Such deposits are typically applied against the outstanding accounts receivable of the applicable customer during the year.  As a result, we did not have a bad debt allowance provided against any specific customer at March 31, 2010.

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

Results of Operations

In 2010, we intend to continue to focus on the implementation of our strategic plan to sustain the growth we have experienced since becoming a U.S. public company in 2006 through the reverse acquisition of Falcon, a holding company for our China-based subsidiaries. Over the next 12 months, we expect to continue to expand our distribution channel and develop new markets. Through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty. We also intend to further streamline our supply chain management to further advance and extend our unified, safe and efficient cold-chain logistics system.  In March, 2010, our scientific laboratory for food quality and processing, established in collaboration with Henan Agricultural University, was designated by the Science & Technology Department of Henan Province as a Key Laboratory, which is an important achievement for our quality assurance system. The laboratory is equipped with modern scientific instruments and integrated systems from North America and Asia and uses stringent testing and measurement processes. We expect the designation as a Key Laboratory to encourage outstanding scientists and engineers to join us, enhance our research and development capabilities, accelerate our product and process improvements and new product innovations, and serve as an exchange platform for technical cooperation with universities, technical institutes, and food processors in China and around the world. We also have invested in employee training and development to help sustain our rapid and healthy growth while maintaining a satisfactory profit margin.

Hog and pork prices decreased approximately 10% in the first quarter of 2010 primarily because the supply of hogs was higher than the market demand. The imbalance between supply and demand was due to a limited outbreak of foot and mouth disease in south China that affected the hog breeding industry. Zhongpin does not source hogs from south China. As of the end of the first quarter, we are not aware of any reports of new infections, so we believe the disease has been controlled and the outbreak is over. We expect hog and pork prices to recover in the near future.

Comparison of Three Months Ended March 31, 2010 and 2009

Revenue. Total revenue increased from $153.8 million for the three months ended March 31, 2009 to $204.3 million for the three months ended March 31, 2010, which represented an increase of $50.5 million, or approximately 33%. The increase in revenues during the first quarter of 2010 was primarily due to increased sales volume in our meat and meat products divisions resulting from the effects of the continuing increases in the number of our retail channels, geographic expansion and increased sales to chain restaurants, food service providers and wholesalers and distributors in the PRC.  The following table presents information regarding our sales by product division for the three months ended March 31, 2010 and 2009.

	Sales by Division (unaudited)

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	64,418	$114.7	$1,781	43,499	$86.3	$1,984
Frozen pork	32,845	50.4	1,534	24,077	44.0	1,827
Prepared pork products	16,047	36.3	2,262	9,530	22.0	2,308
Vegetables and Fruits	3,952	2.9	734	2,645	1.5	567
Total	117,262	$204.3	$1,742	79,751	$153.8	$1,929

The pork market in the PRC is highly fragmented and in the markets where we sell our products, no single supplier has a significant effect on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the regions in which we operate.  In the first quarter of 2010, we increased our sales of chilled pork products by approximately $28.4 million over the amount of our sales of such products in the first quarter of 2009. As shown in the table above, our average price during the first quarter of 2010 was approximately $1,781 per metric ton for chilled pork, compared to $1,984 during the first quarter of 2009, a decrease of 10%.  The number of metric tons of chilled pork sold during the first quarter of 2010 increased by 20,919, or 48% from the first quarter of 2009.  Despite the decrease in average price in the first quarter of 2010 as a result of market fluctuations, our total revenue still increased due to successful capacity expansion, increased sales to existing customers, and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In the first quarter of 2010, we increased our sales of frozen pork products by approximately $6.4 million over the amount of our sales of such products in the first quarter of 2009. Our average price during the first quarter of 2010 was approximately $1,534 per metric ton for frozen pork compared to $1,827 during the first quarter of 2009, a decrease of 16%.  The number of metric tons of frozen pork sold during the first quarter of 2010 increased by 8,768, or 36% from the first quarter of 2009.  Despite the decrease in average price in the first quarter of 2010 as a result of market fluctuations, our total revenue still increased due to successful capacity expansion, increased sales to existing customers, and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In the first quarter of 2010, we increased our sales of prepared pork products by approximately $14.3 million over the amount of our sales of such products in the first quarter of 2009. Our average price during the first quarter of 2010 was approximately $2,262 per metric ton for prepared pork products compared to $2,308 during the first quarter of 2009, a decrease of 2%. The number of metric tons of prepared pork products sold during the first quarter of 2010 increased by 6,517, or 68% from the first quarter of 2009.  This product division is becoming more important to our business as customers increasingly demand prepared pork products and are willing to pay higher average prices for the convenience of such products. The average selling price of this product division dropped only 2% compared to a 10% decrease from chilled pork division and a 16% decrease from frozen pork division. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacities for this division.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold for the first quarter of 2010 was partly attributable to our success in expanding our distribution channels. The following table shows the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume (unaudited)
	March 31,		Net	Percentage
	2010	2009	Change	of Change

Showcase stores	148	135	13	10%
Branded stores	1,017	970	47	5%
Supermarket counters	2,055	1,992	63	3%
Total	3,220	3,097	123	4.0%

First-tier cities	29	29	0	0%
Second-tier cities	125	111	14	13%
Third-tier cities	393	337	56	17%
Total cities	547	477	70	14.7%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table shows our revenues by distribution channel for the first quarter of 2010 and 2009, respectively.

	Sales by Distribution Channel (unaudited)
	March 31,		Net	Percentage
	2010	2009	Change	of Change

Retail channels	84.6	$68.3	$16.3	24%
Wholesalers and distributors	62.2	45.5	16.7	37%
Restaurants and food services	56.2	39.5	16.7	42%
Export	1.3	0.5	0.8	160%
Total	204.3	$153.8	$50.5	33%

The increase in sales to different distribution channels was mainly due to the following factors:

•	our production capacity has increased since we put new facilities into operation in 2009 and increased our utilization rate for all facilities;

•	we have built up our brand image and brand recognition through general advertising display promotions and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products; and

•	we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.

During the three months ended March 31, 2010, revenues from export sales increased to $1.3 million, which represented an increase of $0.8 million, or approximately 160%, as compared to the three months ended March 31, 2009.

Cost of Sales. Our cost of sales primarily include our costs of raw materials, labor costs and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 96%, our overhead typically accounts for 2.5% and our labor costs typically accounts for 1.5%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with our increase in sales revenue.

	Cost of Sales by Division (unaudited)

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	64,418	$102.1	$1,585	43,499	$76.7	$1,763
Frozen pork	32,845	46.3	1,410	24,077	39.9	1,657
Prepared pork products	16,047	28.6	1,782	9,530	16.9	1,773
Vegetables and Fruits	3,952	2.4	607	2,645	1.2	454

Total	117,262	$179.4	$1,530	79,751	$134.7	$1,689

Our gross profit margin (gross profit divided by sales revenue) decreased from 12.4% for the three months ended March 31, 2009 to 12.2% for the three months ended March 31, 2010. The slight decrease in our gross margin during the first quarter of 2010 was primarily due to (i) the increase in labor costs, (ii) the increase in our depreciation expense resulting from the newly-built production facilities that were put into service over the past year, and (iii) our strategic decision to take steps to increase market share and utilization rate of our production capacity at a time when our production capacity increased due to the opening of new production facilities.  As a result, our gross profit margin was lower than the level we would expect to achieve once we fully integrate our new production facilities and expand into new regional markets for our products.  We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses increased from $4.6 million for the three months ended March 31, 2009 to $6.1 million for the three months ended March 31, 2010, which represented an increase of $1.5 million, or approximately 33%. As a percentage of revenues, general and administrative expenses remained at 3.0% for the three months ended March 31, 2009 and 2010.

The increase in general and administrative expenses during the three months ended March 31, 2010 was primarily the result of a $0.5 million increase in bad debt provision due to the increase in accounts receivables, a $0.4 million increase in depreciation due to the increase in fixed assets and a $0.4 million increase in consulting fee.

Selling Expenses. Selling expenses increased from $2.8 million for the three months ended March 31, 2009 to $4.3 million for the three months ended March 31, 2010, which represented an increase of $1.5 million, or approximately 54%. The increase in selling expenses was primarily the result of our increased sales of pork and pork products and was primarily due to a $0.9 million increase in advertising and a $0.3 million increase in transportation. As a percentage of revenue, selling expenses increased from 1.8% for the three months ended March 31, 2009 to 2.1% for the three months ended March 31, 2010.

Interest Expense (net of interest income). Interest expense net of interest income decreased from $1.5 million for the three months ended March 31, 2009 to $1.4 million for the three months ended March 31, 2010, which represented a decrease of $0.1 million, or approximately 7%. The decrease in interest expense net of interest income was primarily due to lower interest rates on loans and higher interest income from higher average cash balances.

Other Income, Exchange Gain and Government Subsidies. Other income, exchange gain and government subsidies increased from $0.3 million for the three months ended March 31, 2009 to $1.2 million for the three months ended March 31, 2010, which represented an increase of $0.9 million, or approximately 300%. This increase was primarily due to a new budget received from the PRC Ministry of Finance in the first quarter of 2010 to a few selected enterprises in the locality, the objective of which is to promote further growth and development of enterprises in the key industries.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared pork products is 25% and there is no income tax on income generated from the sale of other products, including chilled and frozen pork, and fruits and vegetable products. The increase of $0.3 million in the provision for income taxes for the three months ended March 31, 2010 over the three months ended March 31, 2009 resulted from the increase in revenue from prepared meat products.

Segment Information

Under generally accepted accounting principles in the United States, we operate in only one segment: meat production.  Our fruits and vegetables operations, both financially and operationally, do not represent a significant enough portion of our business to constitute a separate segment.  However, our product lines have been divided into two divisions: pork and pork products, and vegetables and fruits.

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

The following tables show our sales volume and the production volume in metric tons by product division for the three months ended March 31, 2010 and 2009 and the percentage increases for each division between the periods.

	Sales by Division (in metric tons)
	Three Months Ended March 31,
			Net Change	% Change
	2010	2009	2010/2009	2010/2009
	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	64,418	43,499	20,919	48%
Frozen pork	32,845	24,077	8,768	36%
Prepared pork products	16,047	9,530	6,517	68%
Vegetables and Fruits	3,952	2,645	1,307	49%
Total	117,262	79,751	37,511	47%

	Production by Division (in metric tons)
	Three Months Ended March 31,
			Net Change	% Change
	2010	2009	2010/2009	2010/2009
	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	64,385	43,330	21,055	49%
Frozen pork	40,478	29,449	11,029	37%
Prepared pork products	15,874	10,725	5,149	48%
Vegetables and Fruits	3,899	2,396	1,503	63%
Total	124,636	85,900	38,736	45%

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products at March 31, 2010 and December 31, 2009, 2008 and 2007.

		December 31,
	March 31, 2010	2009	2008	2007

Number of products	397	392	314	270
Number of retail stores	3,220	3,205	3,061	2,939
Expansion of Market Coverage
Number of Provinces	24	24	24	24
Number of first-tier cities	29	29	29	29
Number of second-tier cities	125	120	106	93
Number of third-tier cities	393	383	324	287

Liquidity and Capital Resources

At March 31, 2010 and December 31, 2009, we had cash and cash equivalents of $56.4 million and $69.0 million, respectively. At March 31, 2010, our working capital was approximately $42.4 million.

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

For the three months ended March 31, 2010, net cash provided by operating activities was $7.1 million, which represented an increase of $26.0 million as compared to the net cash used by operating activities of $18.9 million for the same period of 2009. Of the $26.0 million increase, net income accounted for $3.5 million, non-cash items accounted for $1.7 million and changes in operating assets and liabilities accounted for $20.7 million. Of the non-cash items, depreciation and amortization accounted for $1.1 million of change due to the fact that more plants, equipment and machinery were put into use.

Cash flow from changes in operating assets and liabilities increased approximately $20.7 million, as compared to the negative cash flow of $30.8 million from changes in operating assets and liabilities for the same period of the prior year. Of the $20.7 million increase, $6.7 million was attributable to the change of cash flow from inventories due to the fact that we intentionally built up our inventories in the first quarter of 2010 to take advantage of lower hog prices during that period. The price of hogs dropped approximately 10% in the first quarter and we expect such price to increase by the middle of 2010.  As a result, we increased our lower-cost inventories to potentially benefit the operating results of our future quarters.  Of the remaining increase, $17.8 million was attributable to the change of cash flow from purchase deposits due to the fact that we paid more purchase deposits in the first quarter of 2009 to purchase land use rights to support our expansion. We had paid all purchase consideration and recorded the land use rights on the balance sheet.

Net cash used in investing activities was $17.5 million for the three months ended March 31, 2010, which represented an increase of $13.4 million as compared to the net cash of $4.1 million used by investing activities for the same period of the prior year. We spent $16.3 million more on the costs of construction for new production facilities during the current period and $1.5 million less on equipment and machinery.

Net cash used by financing activities was $2.2 million during the three months ended March 31, 2010, a decrease of $31.4 million compared to the net cash provided by financing activities of $29.2 million for the same period of the prior year. We received $23.9 million more in net proceeds from long-term bank loans. We repaid $19.9 million short-term bank loans and $4.8 million of bank notes during the current period. Through these financing activities, we optimized our debt structure with more long-term bank loans and less short-term bank loans.

At March 31, 2010, Henan Zhongpin had short-term bank in the aggregate amount of $68.0 million with interest rates ranging from 5.04 % to 5.31% per annum, as follows.

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date

Short-term Loans

Industrial and Commercial Bank of China	$21,973,836	$—

China Everbright Bank	7,324,612	—

Bank of Luoyang	4,394,767	4,394,767	5.31%	01/17/2011

Bank of Communications	5,859,690	—

China Construction Bank	29,298,449	4,394,767	5.31%	06/10/2010

China CITIC Bank	36,623,061	4,394,767	5.31%	01/19/2011

Agriculture Development Bank of China	102,544,570	6,166,937	5.31%	06/27/2010
		9,082,519	5.31%	12/30/2010

Shanghai Pudong development Bank of China	17,579,069	—

Bank of China	14,649,224	—

China Merchants Bank	27,101,065	5,859,690	5.31%	06/04/2010
		2,929,845	5.31%	06/22/2010
		4,394,767	5.31%	02/01/2011

Guangdong Development Bank	10,254,457	5,859,690	5.31%	09/28/2010

Xuchang Commercial Bank	4,394,767	—

China Minsheng Bank	7,324,612	—

Rabobank Nederland	14,649,224	2,929,845	5.31%	05/28/2010

Zhongyuan Trust Co., Ltd.		17,579,069	5.04%	03/31/2011

City Finance –short-term		29,299	0.00%	Extendable
Total		$68,015,962

Long-term Loan-Current portion

Canadian Government Transfer Loan		145,671	6.02%	05/15/2010

Agriculture Bank of China	73,246,122	1,171,938	5.76%	03/18/2011
Total		$1,317,609

Long-term Loans

China Construction Bank	29,298,449	7,324,612	5.40%	06/10/2011

Agriculture Bank of China	73,246,122	16,846,609	5.76%	12/27/2014
		10,400,949	5.40%	02/03/2013

China Minsheng Bank	7,324,612	7,324,612	5.40%	05/06/2011

China Merchants Bank	22,706,298	13,916,764	5.76%	11/26/2014

Rabobank Nederland	14,649,224	5,859,689	5.40%	06/15/2011
		5,859,689	5.40%	07/09/2011

Canadian Government Transfer Loan		1,343,428	*	05/15/2042

Total		$68,876,352

* 58% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free.  All repayments are applied first to the interest-bearing portion of this loan.

Of our outstanding short-term loans at March 31, 2010, $13.5 million aggregate principal amount of loans was secured by our land and plants located in the PRC and $14.6 million aggregate principal amount of loans was guaranteed by Huanghe Enterprises Group Co., Ltd., a group corporation based in Henan province that is not affiliated with our company or with any of our subsidiaries (“Huanghe Group”).

In February 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($10.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on March 31, 2010) and are payable on February 3, 2013.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In March 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($7.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on March 31, 2010) and are payable on December 27, 2014.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In March 2010, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 47.5 million ($7.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on March 31, 2010) and are payable on November 26, 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($10.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on March 31, 2010) and are payable on December 27, 2014.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 47.5 million ($7.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on March 31, 2010) and are payable on November 26, 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a sale-leaseback agreement with CMB Financial Leasing Co., Ltd. (“CMB Leasing”) pursuant to which we sold to CMB Leasing equipment with a book net value of $8.3 million for $5.9 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At March 31, 2010, the monthly rental fee under the agreement was $528,049, which included an interest component calculated at the rate of 4.91% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 2009, our subsidiary Luoyang Zhongpin Food Co., Ltd. entered into a sale-leaseback agreement with CMB Leasing pursuant to which we sold to CMB Leasing equipment with a book net value of $6.8 million for $4.4 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At March 31, 2010, the monthly rental fee under the agreement was $396,037, which included an interest component calculated at the rate of 4.91% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 2009, our subsidiary Zhumadian Zhongpin Food Co., Ltd. entered into a sale-leaseback agreement with De Lage Landen (China) Co., Ltd. (“De Lage Landen”) pursuant to which we sold to De Lage Landen equipment with a book net value of $5.9 million for $6.0 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At March 31, 2010, the monthly rental fee under the agreement was $176,482, which included an interest component calculated at the rate of 5.31% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In June 2009, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $8.8 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $8.8 million. The agreement expires in June 2010. In September 2009, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $5.9 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $5.9 million. The agreement expires in September 2010.  At the expiration of the agreements, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreements.  At March 31, 2010, Henan Zhongpin had outstanding guarantees for $14.6 million of Huanghe Group’s bank loans under the agreements.  All of the bank loans of Huanghe Group guaranteed by Henan Zhongpin will mature within the next 6 months.

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on March 31, 2010) and are payable on June 10, 2011.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Henan Zhongpin.

In May 2009, Henan Zhongpin entered into a loan agreement with China Minsheng Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.4% per annum on March 31, 2010) and are payable on May 6, 2011. Borrowings under the loan agreement are guaranteed by our wholly-owned subsidiary, Yongcheng Zhongpin Food Co., Ltd.

On November 5, 2008, Henan Zhongpin entered into a sale-leaseback agreement with CMB Leasing pursuant to which we sold to CMB Leasing equipment with a book net value of $6.6 million for $4.6 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At March 31, 2010, the monthly rental fee under the agreement was $138,859, which included an interest component calculated at the rate of 5.4% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a three-year term loan of up to RMB 80 million ($11.7 million). On June 10, 2008, the first 50% of the long-term loan was funded by the bank. The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008. Amounts currently outstanding under the long-term loan bear interest at the rate published by the People’s Bank of China for loans with the same or similar terms. The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date.

Borrowings under the term loan agreement are guaranteed by our subsidiaries, Anyang Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Co., Ltd., are secured by mortgages on our prepared pork production facilities located in Changge City, Henan province and are subject to various financial and non-financial covenants, including a debt-to-net-worth ratio, a debt-to-EBITDA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors. Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility.

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

We believe our existing cash and cash equivalents, together with our available lines of credit ($234.6 million at March 31, 2010), will be sufficient to finance our investment in new facilities, operating requirements and anticipated capital expenditures of approximately $74.2 million over the next 12 months. We intend to use such funds over the next 12 months to fund our capacity expansion and the construction of supporting facilities and to supplement our working capital requirements to enable us to strengthen our market position and accelerate our growth. We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders as we have done in the past. We also we intend to optimize our loan structure by replacing certain of our short-term indebtedness with additional long-term debt.

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Commitments.” as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

During the three months ended March 31, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           Not Applicable.

(c)           None.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.   (Removed and Reserved)

Item 5.   Other Information

(a)           None.

(b)           None.

Item 6.   Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Zhongpin Inc.
(Company)

Date: May 10, 2010

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