Form 10-Q
period 2010-06-30
ZHONGPIN INC.
filed 2010-08-09
CIK 1277092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

011 86 10-8286-1788
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

As of August 5, 2010, 34,725,104 shares of the registrant’s common stock were outstanding.

ZHONGPIN INC.

FORM 10-Q

INDEX

ZHONGPIN INC.

Part I - Financial Information

Item 1. Financial Statements

The accompanying unaudited consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$39,748,050	$68,982,259
Restricted cash	22,505,742	14,490,575
Bank notes receivable	14,710,863	7,997,172
Accounts receivable, net of allowance for doubtful accounts of $1,853,283 and $1,132,038	33,915,825	20,419,797
Other receivables, net of allowance for doubtful accounts of $177,310 and $290,436	1,590,510	652,523
Purchase deposits	4,026,654	5,653,192
Inventories	44,187,778	33,859,420
Prepaid expenses and deferred charges	760,695	186,030
Allowance receivable	4,436,779	—
VAT recoverable	18,393,417	14,064,185
Deferred tax assets	257,558	256,151
Other current assets	137,480	120,709
Total current assets	184,671,351	166,682,013

Long-term investment	441,768	—
Property, plant and equipment (net)	265,309,166	189,588,904
Deposits for purchase of land use rights	20,835,887	8,718,740
Construction in progress	30,566,969	70,192,150
Land use rights	61,292,261	61,128,431
Deferred charges	25,714	39,855
Other non-current assets	1,771,386	1,761,709
Total assets	$564,914,502	$498,111,802

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$69,357,134	$84,661,697
Bank notes payable	24,207,395	9,560,353
Long-term loans - current portion	18,994,424	4,539,215
Capital lease obligation - current portion	6,883,036	7,480,098
Accounts payable	22,465,257	9,260,750
Other payables	17,254,810	12,882,316
Accrued liabilities	8,874,838	7,377,850
Deposits from customers	4,410,989	5,335,907
Tax payable	1,268,243	1,918,057
Total current liabilities	173,716,126	143,016,243

Deferred tax liabilities	249,307	247,945
Deposits from customers	2,500,939	1,987,579
Capital lease obligation	8,492,139	11,104,435
Long-term loans	54,429,968	44,912,744
Total liabilities	239,388,479	201,268,946

Equity
Common stock: par value $0.001; 100,000,000 authorized; 34,725,104 and 34,662,314 shares issued and outstanding	34,725	34,662
Additional paid in capital	167,458,825	166,169,902
Retained earnings	137,315,286	111,699,375
Accumulated other comprehensive income	20,717,187	18,938,917
Total equity	325,526,023	296,842,856
Total liabilities and equity	$564,914,502	$498,111,802

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues
Sales revenues	$215,072,583	$161,847,101	$419,357,498	$315,696,550
Cost of sales	(189,738,151)	(142,879,580)	(369,104,716)	(277,585,227)
Gross profit	25,334,432	18,967,521	50,252,782	38,111,323

Operating expenses
General and administrative expenses	(5,691,468)	(4,239,704)	(11,749,609)	(8,847,990)
Selling expenses	(4,638,672)	(2,787,080)	(8,975,500)	(5,580,358)
Research & development expenses	(35,871)	5,227	(76,723)	(25,351)
Gain on disposal of a subsidiary	-	654,086	-	654,086
Amortization of loss from sale-leaseback transaction	-	(16,672)	-	(33,329)
Impairment loss	(1,007,447)	-	(1,007,447)	-
Total operating expenses	(11,373,458)	(6,384,143)	(21,809,279)	(13,832,942)

Income from operations	13,960,974	12,583,378	28,443,503	24,278,381

Other income (expense)
Interest expense, net	(1,900,389)	(1,263,975)	(3,335,850)	(2,763,495)
Other income	104,768	121,943	669,527	291,349
Government subsidies	1,244,925	127,453	1,870,081	222,408
Total other expense	(550,696)	(1,014,579)	(796,242)	(2,249,738)

Net income before taxes	13,410,278	11,568,799	27,647,261	22,028,643
Provision for income taxes	(1,044,833)	(845,351)	(2,031,353)	(1,563,896)

Net income	$12,365,445	$10,723,448	$25,615,908	$20,464,747

Foreign currency translation adjustment	$1,692,005	$115,825	$1,778,270	$(263,147)
Comprehensive income	$14,057,450	$10,839,273	$27,394,178	$20,201,600

Basic earnings per common share	$0.36	$0.36	$0.74	$0.69
Diluted earnings per common share	$0.35	$0.36	$0.73	$0.69
Basic weighted average shares outstanding	34,725,104	29,709,893	34,720,312	29,694,105
Diluted weighted average shares outstanding	35,108,264	29,905,720	35,122,896	29,852,635

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars) (Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$25,615,908	$20,464,747
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	6,093,089	3,772,108
Amortization	649,049	400,476
Provision for allowance for bad debt	597,245	204,524
Impairment loss	1,007,447	-
Other income	-	(105,725)
Gain on disposal of a subsidiary	-	(649,669)
Non-cash compensation expense	1,075,636	754,034

Changes in operating assets and liabilities:
Accounts receivable	(14,027,015)	(12,807,660)
Other receivables	(815,504)	654,943
Purchase deposits	1,649,138	402,479
Prepaid expense	(571,257)	42,697
Inventories	(10,090,670)	(11,012,841)
Allowance receivables	(4,414,158)	-
VAT recoverable	(5,237,751)	(3,588,961)
Other current assets	(16,025)	(69,793)
Deferred charges	14,286	-
Accounts payable	13,086,579	2,632,558
Other payables	4,282,762	5,533,564
Accrued liabilities	1,453,078	258,905
Taxes payable	(656,983)	181,024
Deposits from clients	(949,361)	(32,698)
Deposits from clients – Long term portion	499,881	-
Net cash provided by operating activities	19,245,374	7,034,712

Cash flows from investing activities:
Deposits for purchase of land use rights	(12,007,724)	(7,245,146)
Construction in progress	(33,850,846)	(19,063,158)
Additions to property and equipment	(6,733,687)	(6,064,018)
Additions to land use rights	(477,998)	(15,896,295)
Proceeds on disposal of fixed assets	-	50,023
Increase in restricted cash	(7,895,117)	(3,758,823)
Used to invest in a subsidiary	(439,515)	-
Proceeds from disposal of a subsidiary	-	1,226,182
Net cash used in investing activities	(61,404,887)	(50,751,235)

Cash flows from financing activities:
Proceeds from (repayment of) bank notes, net	7,884,362	78,593
Proceeds from (repayment of) short-term bank loans	(20,085,130)	14,342,993
Proceeds from long-term bank loans	30,985,833	14,635,501
Repayment of long-term bank loans	(3,009,908)	(70,776)
Proceeds from capital lease obligations	(3,294,553)	(720,604)
Proceeds from warrants exercise	213,350	-
Net cash provided by financing activities	12,693,954	28,265,707

Effects of rate changes on cash	231,350	(61,483)
Increase (decrease) in cash and cash equivalents	(29,234,209)	(15,512,299)
Cash and cash equivalents, beginning of period	68,982,259	41,857,166
Cash and cash equivalents, end of period	$39,748,050	$26,344,867

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,006,111	$3,438,560
Cash paid for income taxes	$1,955,733	$1,503,753

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

Zhongpin Inc. (the “Company”) was established under the laws of the State of Delaware on February 4, 2003.  The Company is a public holding company holding equity interests in its subsidiaries outside the U.S.  Its operating subsidiaries are located in the People’s Republic of China (the “PRC”) and focus on two business divisions: pork and pork products, and vegetables and fruits. The pork and pork products division is involved primarily in the processing of live hogs into fresh, frozen and processed pork products which are sold domestically to branded stores, food retailers, food service distributors, restaurants, hotel chains and non-commercial food service establishments, such as schools, governments, healthcare facilities, the military and other food processors, as well as to certain international markets in a limited scope.  The vegetables and fruits segment is involved primarily in the processing of frozen vegetables and fruits that are sold to the Company’s branded stores and food retailers.

The Company holds a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which the Company holds a 100% interest in its China-based subsidiaries, each of which was organized under the laws of the PRC.  The Company’s China-based subsidiaries include the following:

	Date of	Registered	Percentage
Name	Incorporation	Capital	of Ownership

Henan Zhongpin Food Company Limited	May.20, 2005	$137,300,000	100%

Henan Zhongpin Food Share Company Limited (“Henan Zhongpin”)	Jan. 20, 2000	1,000,000,000 RMB ($146,492,243)	100	%(1)

Henan Zhongpin Import and Export Trading Company Limited	Aug. 11, 2004	5,060,000 RMB ($611,111)	100%

Zhumadian Zhongpin Food Company Limited	June 7, 2006	60,000,000 RMB ($8,585,399)	100%

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	34,800,000 RMB ($5,094,422)	100%

Henan Zhongpin Fresh Food Logistics Company Limited	Sept. 14, 2006	1,500,000 RMB ($189,665)	100%

Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB ($1,893,652)	100%

Henan Zhongpin Business Development Company Limited	Sept. 27, 2006	5,000,000 RMB ($632,215)	100%

Heilongjiang Zhongpin Food Company Limited (“Heilongjiang Zhongpin”)	Oct. 17, 2006	1,000,000 RMB ($126,406)	100	%(2)

Luoyang Zhongpin Food Company Limited (“Luoyang Zhongpin”)	Jan.18, 2007	60,000,000 RMB ($8,783,487)	100%

Yongcheng Zhongpin Food Company Limited	Mar. 1, 2007	60,000,000 RMB ($8,783,487)	100%

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Date of	Registered	Percentage
Name	Incorporation	Capital	of Ownership

Tianjin Zhongpin Food Company Limited	Sept. 14, 2007	100,000,000 RMB ($14,639,145)	100%

Hengshui Zhongpin Food Company Limited	Nov. 17, 2008	1,000,000 RMB ($146,428)	100%

Jilin Zhongpin Food Company Limited	Dec. 11, 2008	1,000,000 RMB ($145,688)	100%

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100%

Taizhou Zhongpin Food Company Limited	May 12, 2010	50,000,000 RMB ($7,362,794)	100%

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

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could materially differ from those estimates.

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, valuation allowances for value added tax (“VAT”) recoverable, and determination of stock based compensation.

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

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC. The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company.  Such deposits are usually applied for the collection of the outstanding accounts receivable during the year.  With such a practice in place, the Company did not have any specific allowance for doubtful accounts provided against specific customers at June 30, 2010 and December 31, 2009, respectively.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents allowance activities in accounts receivable.

	June 30, 2010	December 31, 2009

Beginning balance	$1,132,038	$1,215,901
Additions charged to (reduction in) expense	721,245	(83,863)
Ending balance	$1,853,283	$1,132,038

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

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction in Progress and Interest Capitalization

Construction in progress is stated at cost. The cost accumulation process starts from the time the construction project is set-up and ends at the time the project has been put into service and all regulatory permits and approvals have been received. The Company borrows bank loans from time to time for these construction projects. The interest costs incurred for these construction projects have been capitalized during the construction process.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, other receivables, advance to vendor, accounts payable and accrued liabilities, capital lease obligations and short term and long term loans are reasonable estimates of their fair value because of the short maturity of these items. The fair value of amounts due from/to related parties and stockholders are a reasonable estimate of their fair value as the amounts will be collected and paid off in a period less than one year.  The carrying amounts of capital lease obligations approximate their fair value based on the Company’s current incremental borrowing rates for similar types of arrangements.  Long term debt approximates fair value since the bank term loans are fixed rate instruments and bear interest at the rate dictated and published by the People's Bank of China. The current rates approximate the rate of the debts.

Shipping and Handling Cost

All shipping and handling fees are included in selling expenses.

Value Added Tax

All China-based enterprises are subject to a VAT imposed by the PRC government on their domestic product sales. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. Input VAT rates are 13% for most of the purchasing activities conducted by the Company. Output VAT rate is 13% for chilled pork products, frozen pork products and vegetable and fruit products, and 17% for prepared meat products. The input VAT can be offset against the output VAT. The VAT payable or recoverable balance presented on the consolidated balance sheets represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collections of output VAT instead of a receivable.

Share-Based Payment

The Company receives employee and certain non-employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company accounts for stock options granted using a fair-value-based method.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. All of such securities are included in the computation of diluted earnings per share. The number of shares of common stock underlying the outstanding stock warrants and options at June 30, 2010 and 2009 were 1,679,490 and 1,960,827, respectively, which were included in the computation of diluted earnings per share.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the three-month periods ended June 30, 2010 and 2009 were $1,220,000 and $492,000, respectively, and for the six-month periods ended June 30, 2010 and 2009 were $2,150,000 and $1,018,000, respectively.

Comprehensive Income (Loss)

The Company adopted FASB Accounting Standards Codification 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.  Comprehensive income (loss) is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners.

Recently Adopted Accounting Pronouncements

Adoption of FASB ASU 2010-17

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No. 2010-17, “Revenue Recognition – Milestone Method (Topic 605), which provides guidance on defining milestones under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. ASU 2010-17 shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operation.

Adoption of FASB ASU 2010-13

In April 2010, the FASB issued ASU No. 2010-13, "Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this ASU should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)

Raw materials	$2,944,211	$4,941,774
Low value consumables and packing materials	1,199,603	961,009
Work in progress	1,875,675	3,020,589
Finished goods	38,168,289	24,936,048
Total	$44,187,778	$33,859,420

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Plants and buildings	$191,359,950	$130,399,711
Machinery and equipment	87,723,050	68,060,172
Office furniture and equipment	2,963,550	2,658,598
Vehicles	3,336,818	3,144,368
Accumulated depreciation and amortization	(20,074,202)	(14,673,945)
Total	$265,309,166	$189,588,904

The depreciation and amortization expenses for the three-month periods ended June 30, 2010 and 2009 were $3,363,115 and $2,183,491, respectively, and for the six-month periods ended June 30, 2010 and 2009 were $6,093,089 and $4,172,584, respectively.

Property, plant and equipment under the sale-leaseback agreement at cost at June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Plants and buildings	$694,759	$707,433
Machinery and equipment	25,669,370	26,239,328
Office furniture and equipment	31,446	28,937
Vehicles	3,994	3,939
Accumulated depreciation	(1,347,667)	(631,251)
Total	$25,051,902	$26,348,386

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred losses included in the property and equipment balance were $3,443,950 and $4,149,415 at June 30, 2010 and December 31, 2009, respectively, and would be amortized over the lease term. Of the depreciation expenses, $724,543 and $709,314 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the six months ended June 30, 2010; $33,329 and $181,348 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the six months ended June 30, 2009.

5.	LAND USE RIGHTS

The Company’s land use rights at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Land use rights	$64,241,186	$63,412,436
Accumulated amortization	(2,948,925)	(2,284,005)
Total	$61,292,261	$61,128,431

The amortization expenses for the three months ended June 30, 2010 and 2009 were $321,659 and $212,618, respectively, and for the six-month periods ended June 30, 2010 and 2009 were $649,049 and $400,476, respectively.

6.	CONSTRUCTION IN PROGRESS

Construction in progress at June 30, 2010 and December 31, 2009 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	June 30, 2010	December 31, 2009

Production line for prepared pork in Changge industrial park	January 2010	$—	$75,203
Production facility for prepared pork products in Changge industrial park	March 2010	4,418	17,145,694
Water solution station in Changge industrial park	April 2010	—	64,439
Replacement and maintenance in Changge industrial park	April 2010	181,191	121,187
Dormitories and other infrastructure in Changge industrial park	April 2010	—	2,844,349
Production facility for food oil in Changge industrial park	April 2010	—	4,515,099
Production facility for chilled and frozen pork in Tianjin	April 2010	—	38,100,295
Zhengzhou office	May 2010	36,019	12,390
Distribution center in Zhumadian	July 2010	5,373,804	3,611,201
Facility upgrade and distribution center in Anyang	August 2010	11,359,494	2,958,320
Distribution center in Luoyang	September 2010	5,514,926	743,973
Distribution center in Changge	April 2011	8,097,117	—
Total		$30,566,969	$70,192,150

Estimated cost to complete current construction in process is $9.9 million.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

7.	SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $69.4 million aggregate principal amount of short-term bank loans at June 30, 2010, loans in the principal amount of $16.0 million were secured by the Company’s plants located primarily in Henan province, loans in the aggregate principal amount of $10.5 million were guaranteed by the Company’s subsidiaries, and loans in the aggregate principal amount of $10.3 million were guaranteed by Henan Huanghe Enterprises Group Co., Ltd., an unaffiliated third party (“Huanghe Group”). These loans bear interest at prevailing lending rates in the PRC ranging from 4.78 % to 5.40% per annum.

8.	LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at June 30, 2010 and December 31, 2009 were as follows:

Bank	June 30, 2010	December 31, 2009
	(Unaudited)

China Construction Bank	$13,253,030	$7,322,574
China Minsheng Bank	7,362,794	7,322,574
Agriculture Bank of China	28,567,642	10,251,605
Rabobank Nederland Shanghai	8,835,353	11,716,118
China CITIC Bank	—	4,393,544
Canadian Government Transfer Loan	1,416,264	1,489,099
China Merchants Bank	13,989,309	6,956,445
Current portion	(18,994,424)	(4,539,215)
Total long-term portion	$54,429,968	$44,912,744

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($5.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on June 30, 2010) and are payable on June 29, 2013.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Henan Zhongpin.

In March 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($7.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on June 30, 2010) and are payable in installments on March 18, 2012, 2013 and 2014 and December 27, 2014.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In March 2010, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 47.5 million ($7.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on June 30, 2010) and are payable on November 26, 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($10.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on June 30, 2010) and are payable on February 3, 2013.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($10.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on June 30, 2010) and are payable on December 27, 2014.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 47.5 million ($7.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on June 30, 2010) and are payable on November 26, 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on June 30, 2010) and are payable on June 10, 2011.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Henan Zhongpin.

In May 2009, Henan Zhongpin entered into a loan agreement with China Minsheng Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on June 30, 2010) and are payable on May 6, 2011. Borrowings under the loan agreement are guaranteed by the Company’s wholly-owned subsidiary, Yongcheng Zhongpin Food Company Limited.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a three-year term loan of up to RMB 80 million ($11.8 million).  On June 10, 2008, the first 50% of the long-term loan was funded by the bank.  The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008.  Amounts currently outstanding under the long-term loan bear interest at the rate published by the People’s Bank of China for loans with the same or similar terms. The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date.  Henan Zhongpin repaid $2.9 million of the loan on June 10, 2010 and $8.9 million remained outstanding as of June 30, 2010.

Borrowings under the term loan agreement are guaranteed by the Company’s subsidiaries, Anyang Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Co., Ltd., are secured by mortgages on the Company’s prepared pork production facilities located in Changge City, Henan province and are subject to various financial and non-financial covenants, including a debt-to-net-worth ratio, a debt-to-EBITDA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors.  Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility. We are in compliance with both the financial and non-financial covenants.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 24, 2009, the Company granted stock options to its 22 employees to purchase an aggregate of 720,000 shares of the Company’s common stock, exercisable in accordance with the following schedule:  240,000 options vesting on April 24, 2010 with an exercise price of $8.93 per share, equal to the closing price of the Company’s common stock on April 24, 2009, 240,000 options vesting on April 24, 2011 with an exercise price of $13.42 per share, equal to the closing price of the Company’s common stock on April 23, 2010, the last trading day before April 24, 2010 (Saturday), and 240,000 options vesting on April 24, 2012 with an exercise price equal to the closing price of the Company’s common stock on April 22, 2011, the last trading day before April 24, 2011 (Sunday),.  Each tranche of options expires on the fourth anniversary of its respective vesting dates.

The Company adopted the fair value recognition to measure and recognize compensation expense for all stock-based payment awards made to the Company’s employees and directors, including stock options and employee stock purchases.  Stock-based compensation expense for stock options was based on the grant-date fair value.  During the process of estimating the fair value of the stock options granted and recognizing share-based compensation, the following assumptions were adopted.

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Six Months Ended June 30,
	2010	2009
Expected life (years)	3-5	3-5
Expected volatility	65.11%	39.91%
Risk-free interest rate	1.42%	1.36%
Dividend yield	—%	—%

The expected volatilities are based on the historical volatility of the Company’s common stock.  The observation is made on a weekly basis.  The observation period covered is consistent with the expected life of the options.  The risk-free rate is consistent with the expected terms of the stock options and is based on the United States Treasury yield curve in effect at the time of grant. In estimating expected lives of the options, the Company considered the contractual and vesting terms of awards, along with historical experience; however, due to insufficient historical data from which to reliably estimate expected lives, the Company used estimates based on the “simplified method” set forth by the SEC in Staff Accounting Bulletin No. 107, where expected life is estimated by summing the award’s vesting term and contractual term and dividing that result by two. Insufficient historical data from which to reliably estimate expected lives is expected to exist for the foreseeable future due to different terms associated with awards granted in recent years, along with other factors.

For the three-month periods ended June 30, 2010 and 2009, the stock-based compensation expenses were $602,163 and $464,117, respectively, and for the six-month periods ended June 30, 2010 and 2009, the stock-based compensation expenses were $1,075,635 and $754,034, respectively.

10.	EARNINGS PER SHARE

The following table shows the computation of basic and diluted net earnings per share for the periods indicated:

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shareholders	$12,365,445	$10,723,448	$25,615,908	$20,464,747

Denominator:
Weighted average number of common shares outstanding – basic	34,725,104	29,709,893	34,720,312	29,694,105

Dilutive effect of stock options	383,160	195,827	402,584	158,530

Weighted average number of common shares outstanding – diluted	35,108,264	29,905,720	35,122,896	29,852,635

Basic earnings per share	$0.36	$0.36	$0.74	$0.69

Diluted earnings per share	$0.35	$0.36	$0.73	$0.69

11.	GOVERNMENT SUBSIDIES

The central and local government provided Henan Zhongpin with various subsidies to encourage its research and development activities, building new facilities using information technology, building cold chain logistic and distribution networks, and for other contributions to the local community, such as increasing employment opportunities. The government subsidies are generally classified as earmarked (such as research and development activities) or non-earmarked. The interest subsidies were earmarked to offset the Company’s interest expenses incurred in relation to the construction of its fruit and vegetable production facility. All subsidies were accounted for based on evidence that cash has been received and the earmarked activities have taken place. In accordance with internationally prevailing practice, subsidies earmarked for research and development activities were first offset against relevant research and development expenses incurred, and interest subsidies were offset against the relevant interest expense incurred. Non-earmarked subsidies are generally recognized as other income.

Government subsidies received by the Company during the three-month and six-month periods ended June 30, 2010 and 2009 were as follows:

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Deferred subsidies opening balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	—	—	—	—
Non-earmarked subsidies	—	—	—	—
Total	$—	$—	$—	$—

Subsidies received:
Interest subsidies	$—	$390,767	$307,045	$390,767
Earmarked subsidies	—	43,907	—	43,907
Non-earmarked subsidies	1,244,925	127,453	1,870,081	222,408
Total	$1,244,925	$562,127	$2,177,126	$657,082

Subsidies recognized:
Interest subsidies	$—	$390,767	$307,045	$390,767
Earmarked subsidies	—	43,907	—	43,907
Non-earmarked subsidies	1,244,925	127,453	1,870,081	222,408
Total	$1,244,925	$562,127	$2,177,126	$657,082

Deferred subsidies year ending balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	—	—	—	—
Non-earmarked subsidies	—	—	—	—
Total	$—	$—	$—	$—

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

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Sales by Division (U.S. dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled pork	$114.3	$83.3	$229.0	$169.8
Frozen pork	58.3	55.0	108.7	99.0
Prepared pork products	36.8	20.4	73.1	42.3
Vegetables and Fruits	5.7	3.1	8.6	4.6
Total	$215.1	$161.8	$419.4	$315.7

Cost of Sales:
Pork products	$184.9	$140.4	$361.9	$273.8
Vegetables and fruits	$4.8	$2.5	$7.2	$3.8

Gross Profit Margin:
Pork products	11.7%	11.5%	11.9%	12.0%
Vegetables and fruits	15.8%	19.4%	16.3%	17.4%

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of this Report.

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

Overview

We are principally engaged in the meat and food processing and distribution business in the PRC. Currently, we have 13 processing plants located in Henan, Jilin and Sichuan provinces and in Tianjin in the PRC. Our total production capacity for chilled pork and frozen pork is approximately 1,504.9 metric tons per day, based on an eight-hour working day, or approximately 541,760 metric tons on an annual basis. We also have production capacity for prepared meats of approximately 250 metric tons per eight-hour day, or approximately 90,000 metric tons on an annual basis, and for fruits and vegetables of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. In addition, we also have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We use state-of-the-art equipment in all of our slaughterhouses and processing facilities.

In December 2009, the PRC Ministry of Commerce issued the Hog Slaughtering Industry Development Guidelines (2010-2015). The guidelines state that the government will control the number of slaughterhouses  in China and specifically that there should be no more than four slaughterhouses in cities with a population of 5 million or more.

In June 2010, the China Meat Association (“CMA”) announced the China Meat Industry Development Strategy Report (2011-2015). In that report, CMA provided a development roadmap and targets for the meat industry for the coming five years:

➢	By 2015, to decrease sales of room temperature pork to below 50% of total pork sales in cities at or above county level in China;

➢	By 2015, to increase sales of chilled pork from 10% to around 30% of total pork sales in China;

➢	By 2015, to decrease outstanding licenses for slaughterhouses from more than 21,000 to around 3,000 in China; and

➢	To build pork and pork products production bases in north China, north-east China, east China and south-west China.

The report  indicates to us and other companies with strong brand recognition in China's meat industry, high standard facilities, high quality products, strict quality control systems and cold chain logistics capabilities, that there is an opportunity to consolidate and integrate the industry. Our growth strategy will include consideration of opportunities to expand our production capacity in these strategic areas in response to the suggestions in the report. We plan to build new facilities for chilled and frozen pork, as well as new facilities for prepared pork products and cold chain logistic distribution centers. We may also explore opportunities to acquire companies with strong regional brand recognition, that produce prepared pork products, and with high quality facilities. We expect that these new facilities, together with our existing ones, will help us to build “Zhongpin” into a stronger, national brand, increase our market share, revenue and net profit and more importantly, strengthen our ability to consolidate the meat industry in China.

We will be investing approximately $61.5 million to build a slaughtering and processing plant, low temperature prepared pork plant, logistics center, and research and development center in Nong'an county in the Jilin province of China. This facility will have a production capacity of approximately 70,000 metric tons for chilled pork, 25,000 metric tons for frozen pork, and 30,000 metric tons for prepared pork products. The construction work will start from the third quarter of 2010. We expect to put the new facility for chilled and frozen pork into operation in the fourth quarter of 2011 and the new facility for prepared pork products into operation in the third quarter of 2012.

We will be investing approximately $63.0 million to build a production facility, warehouse and distribution center in Taizhou, Jiangsu province. This facility will have a production capacity of approximately 100,000 metric tons for chilled and frozen pork, of which 80% will be for chilled pork including easy-to-cook products and 20% for frozen pork, and 30,000 metric tons for prepared pork products. The construction work will start in August 2010. We expect to put the new facility for chilled and frozen pork into operation in the third quarter of 2011 and the new facility for prepared pork products into operation in the first quarter of 2012.

In January 2010, we put the new facility in Tianjin with a production capacity of approximately 100,000 metric tons for chilled and frozen pork into operation. We will commence the construction of phase two of the facility, with a production capacity of approximately 36,000 metric tons for prepared pork products in the fourth quarter of 2010 and expect to put it into operation in the third quarter of 2011.

We are also investing approximately $6.3 million to further improve our facility in Anyang, Henan province. We plan to improve the facility’s pre-cooling room and equipment so as to increase its annual capacity from 63,000 metric tons currently to 85,000 metric tons. After the expansion, chilled pork will account for about 70% of the facility’s capacity, up from the current 60%. This improvement project will be completed in August 2010 and there is no impact on our operations in Anyang.

Our products are sold under the “Zhongpin” brand name. At June 30, 2010, our customers included approximately 60 international or domestic fast food companies in the PRC, 75 processing factories and 1,650 school cafeterias, factory canteens, army posts and national departments.  As of that date, we also sold directly to 3,243 retail outlets, including supermarkets, within the PRC.

We have established distribution networks in 20 provinces and four cities with special legal status in the North, East, South and South Midland regions of the PRC, and also have formed strategic business alliances with leading supermarket chains and the catering industry in the PRC. In addition, we export products to Europe, Hong Kong and other selected countries in Asia.

As of June 30, 2010, we had 7,013 employees, of whom 5,305 were operating personnel, 1,248 were sales personnel, 108 were research and development personnel and 352 were administrative personnel.

Critical Accounting Policies

Unless otherwise noted, all translations from RMB to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of June 30, 2010, which was RMB6.7909 to $1.00. We make no representation that the RMB amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On August 5, 2010, the middle rate was RMB6.7783 to $1.00.

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

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC.  If any particular customer appears to be delaying or deferring payments for our products, we generally request a deposit from, or an increase in the deposits of, such customer.  Such deposits are typically applied against the outstanding accounts receivable of the applicable customer during the year.  As a result, we did not have a bad debt allowance provided against any specific customer at June 30, 2010.

We maintain a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories.  Inventories are stated at the lower of cost or the market based on the weighted average method. Production cost components include the purchase cost of live hogs, direct labor, depreciation, packaging material, utility expense and other manufacturing overhead. By using a systematic costing system, the production cost is allocated to various products at the stage of work-in-progress and finished goods, respectively. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose. We regularly inspect the shelf life of prepared foods and, if necessary, writes down their carrying value based on their salability and expiration dates into cost of goods sold.

Property, Plant, and Equipment.   Property, plant, and equipment are recorded at cost and are stated net of accumulated depreciation.  Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets as follows:

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

Results of Operations

In 2010, we intend to continue to focus on the implementation of our strategic plan to sustain the growth we have experienced since becoming a U.S. public company in 2006. Over the next 12 months, we expect to continue to expand our distribution channel and develop new markets. Through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty. We also intend to further streamline our supply chain management to further advance and extend our unified, safe and efficient cold-chain logistics system. We also have invested in employee training and development to help sustain our rapid and healthy growth while maintaining a satisfactory profit margin.

Hog and pork prices decreased approximately 10% in the second quarter of 2010, compared to the same period last year, primarily because the supply of hogs was higher than the demand in the market. The imbalance between supply and demand was primarily due to two factors: (i) an oversupply of hogs, and (ii) the outbreak of hog diseases in south China that affected the hog breeding and pork industries.

Since the end of the second quarter of 2010 to date, hog and pork prices have increased approximately 20% primarily because (i) the government stepped into the market and built up frozen pork reserves in the first half of the year to stabilize the price and protect the interests of hog breeding farmers; (ii) the drought in south-west China and flood in south, north-east and other regions in China increased the price of agriculture products, including pork; and (iii) a better balance of supply and demand has been achieved.

The Chinese government maintains a national frozen pork reserve, for which it buys in the pork market and sells into the same pork market. The government’s primary objective is to maintain an adequate national reserve and to maintain the stability of hog and pork prices within a varying price range in the national market. The government outsources hog slaughtering and frozen storage services to qualified companies and provides financial subsidies to those service providers. The frozen pork reserves normally are preserved for 12 months, then sold. We are a service provider for both hog slaughtering and frozen pork storage. When pork consumption was expected to increase during the Chinese New Year period in early 2010 and some of the reserve was soon to reach the end of its 12 month holding period, the government sold some of the national pork reserve into the market. Zhongpin and other companies bought portions of that released frozen pork reserve from the government. Because the pork price can decline somewhat after the government sells into the market, which happened in this case, the government paid us an allowance for the difference between our purchase price for the frozen pork from the national reserve and the subsequent lower price in the market.

We expect that hog prices will continue to increase and remain at a higher level during the second half of 2010.

Comparison of Three Months Ended June 30, 2010 and 2009

Revenue. Total revenue increased from $161.8 million for the three months ended June 30, 2009 to $215.1 million for the three months ended June 30, 2010, which represented an increase of $53.3 million, or approximately 33%. The increase in revenues during the second quarter of 2010 was primarily due to increased sales volume in our meat and meat products divisions resulting from the effects of the continuing increases in the number of our retail channels, geographic expansion, and increased sales to chain restaurants, food service providers, and wholesalers and distributors in the PRC. The following table presents our sales by product division for the three months ended June 30, 2010 and 2009.

	Sales by Division (unaudited)
	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	71,200	$114.3	$1,605	52,086	$83.3	$1,599
Frozen pork	39,084	58.3	1,492	36,231	55.0	1,518
Prepared pork products	18,747	36.8	1,963	10,189	20.4	2,002
Vegetables and Fruits	5,341	5.7	1,067	2,731	3.1	1,135
Total	134,372	$215.1	$1,601	101,237	$161.8	$1,598

The pork market in China is highly fragmented and in the markets in which we sell our products, no single supplier has a significant impact on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period, and pricing trends for similar products in the regions in which we operate.

In the second quarter of 2010, we increased our sales of chilled pork products by approximately $31.0 million over the amount of our sales of such products in the second quarter of 2009. As shown in the table above, our average price during the second quarter of 2010 was approximately $1,605 per metric ton for chilled pork, compared to $1,599 during the second quarter of 2009, an increase of 0.4%.  The number of metric tons of chilled pork sold during the second quarter of 2010 increased by 19,114, or 37% from the second quarter of 2009.  Our total revenue increased primarily due to successful capacity expansion, increased sales to existing customers, and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales, and acquired new customers, and partially due to the effect of the slight increase in average price in the second quarter of 2010 as a result of market fluctuations.

In the second quarter of 2010, we increased our sales of frozen pork products by approximately $3.3 million over the amount of our sales of such products in the second quarter of 2009. Our average price during the second quarter of 2010 was approximately $1,492 per metric ton for frozen pork compared to $1,518 during the second quarter of 2009, a decrease of 2%.  The number of metric tons of frozen pork sold during the second quarter of 2010 increased by 2,853, or 8% from the second quarter of 2009.  Despite the decrease in average price in the second quarter of 2010 as a result of market fluctuations, our total revenue still increased due to successful capacity expansion, increased sales to existing customers, and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales, and acquired new customers.

In the second quarter of 2010, we increased our sales of prepared pork products by approximately $16.4 million over the amount of our sales of such products in the second quarter of 2009. Our average price during the second quarter of 2010 was approximately $1,963 per metric ton for prepared pork products compared to $2,002 during the second quarter of 2009, a decrease of 2%. The number of metric tons of prepared pork products sold during the second quarter of 2010 increased by 8,558, or 84% from the second quarter of 2009.  This product division is becoming more important to our business as customers increasingly demand prepared pork products and are willing to pay higher average prices for the convenience of such products. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacities for this division.

The sales of pork and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold for the second quarter of 2010 was partly attributable to our success in expanding our distribution channels. The following table shows the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume (unaudited)
	June 30,		Net	Percentage
	2010	2009	Change	of Change

Showcase stores	152	138	14	10%
Branded stores	1,026	982	44	4%
Supermarket counters	2,065	2,015	50	2%
Total	3,243	3,135	108	3%

First-tier cities	29	29	—	0%
Second-tier cities	127	113	14	12%
Third-tier cities	401	355	46	13%
Total cities	557	497	60	12%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table shows our revenues by distribution channel for the second quarter of 2010 and 2009, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)
	Three months ended June 30,		Net	Percentage
	2010	2009	Change	of Change

Retail channels	$85.7	$71.1	$14.6	21%
Wholesalers and distributors	67.6	46.6	21.0	45%
Restaurants and food services	60.0	42.4	17.6	42%
Export	1.8	1.7	0.1	6%
Total	$215.1	$161.8	$53.3	33%

The increase in sales to different distribution channels was mainly due to the following factors: (i) our production capacity has increased since our Tianjin production facilities commenced production in early 2010; (ii) we have built up our brand image and recognition through advertisements on China Central TV and local television and through product promotions; (iii) we have increased the number of stores and other channels through which we sell our products and we have improved the efficiency of these stores; and (iv) we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.  As presented in the table above, our most significant revenue increases were generated from our wholesalers and distributors and our restaurants and food services.  Retail channels are the highest gross profit margin channels and are the channels through which we build up our brand recognition in the market.  Our Zhongpin logo and brand name are prominently displayed in each of the retail stores and supermarket counters that sell our products.

Cost of Sales. Our cost of sales increased from $142.9 million for the three months ended June 30, 2009 to $189.7 million for the three months ended June 30, 2010, which represented an increase of $46.8 million, or approximately 33%. Our cost of sales primarily includes our costs of raw materials, labor costs and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 96%, our overhead typically accounts for 2.5% and our labor costs typically accounts for 1.5%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with our increase in sales revenue.

	Cost of Sales by Division (unaudited)
	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	71,200	$101.3	$1,423	52,086	$74.6	$1,432
Frozen pork	39,084	53.9	1,379	36,231	51.1	1,410
Prepared pork products	18,747	29.8	1,590	10,189	14.7	1,443
Vegetables and Fruits	5,341	4.7	880	2,731	2.5	915

Total	134,372	$189.7	$1,412	101,237	$142.9	$1,412

Our gross profit margin (gross profit divided by sales revenue) increased from 11.7% for the three months ended June 30, 2009 to 11.8% for the three months ended June 30, 2010.  The increase in our gross margin during the second quarter of 2010 was primarily due to the increase in revenue from prepared pork products, the margin of which is higher than our average margin. We increased our production capacity for prepared pork products and promoted our prepared pork products in the market. The increase in revenue from our prepared pork products was partly offset by (i) the increase in our depreciation expense resulting from the newly-built production facilities that were put into service over the past year, and (ii) our strategic decision to take steps to increase our market share and utilization rate of our production capacity at a time when our production capacity increased due to the opening of new production facilities.  As a result, our gross profit margin was lower than the level we would expect to achieve once we fully integrate our new production facilities and expand into new regional markets for our products.  We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses increased from $4.2 million for the three months ended June 30, 2009 to $5.7 million for the three months ended June 30, 2010, which represented an increase of $1.5 million, or approximately 36%.  As a percentage of revenues, general and administrative expenses remained at 2.6% for the three months ended June 30, 2009 and 2010.

The increase in general and administrative expenses during the three months ended June 30, 2010 was primarily the result of a $0.2 million increase in training expense and a $0.4 million increase in depreciation.

Selling Expenses. Selling expenses increased from $2.8 million for the three months ended June 30, 2009 to $4.6 million for the three months ended June 30, 2010, which represented an increase of $1.8 million, or approximately 64%. The increase in selling expenses was primarily the result of our increased sales of pork and pork products and was primarily due to a $0.5 million increase in transportation fees, a $0.6 million increase in advertising cost and a $0.6 million increase in salaries. As a percentage of revenues, selling expenses increased from 1.7% for the three months ended June 30, 2009 to 2.2% for the three months ended June 30, 2010.

Impairment Loss. Impairment loss for the three months ended June 30, 2010 is $1.0 million, compared to $0 for the three months ended June 30, 2009. The increase is due to the write-off of the value added tax (“VAT”) recoverable from the Heilongjiang facility. We terminated the lease of that facility at the end of 2008. We determined that the recoverability of the VAT is not likely because there has been no operation in Heilongjiang Zhongpin since the termination of the lease.

Interest Expense (net of interest income). Interest expense net of interest income increased from $1.3 million for the three months ended June 30, 2009 to $1.9 million for the three months ended June 30, 2010, which represented an increase of $0.6 million, or approximately 46%. The increase in interest expense was primarily the result of an increase of $29.1 million in long-term bank loans, which is partly offset by a decrease of $12.8 million in short-term bank loans.

Other Income, Exchange Gain and Government Subsidies.  Other income, exchange gain and government subsidies increased from $0.2 million for the three months ended June 30, 2009 to $1.3 million for the three months ended June 30, 2010, which represented an increase of $1.1 million. This increase was primarily the result of an increase in government subsidies.  The changes in government subsidies are discussed in Note 11 of Notes to Consolidated Financial Statements.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.2 million in the provision for income taxes for the three months ended June 30, 2010 over the three months ended June 30, 2009 resulted from the increase in revenue from prepared meat products.

Comparison of Six Months Ended June 30, 2010 and 2009

Revenue. Total revenue increased from $315.7 million for the six months ended June 30, 2009 to $419.4 million for the six months ended June 30, 2010, which represented an increase of $103.7 million, or approximately 33%. The increase in revenues during the first half of 2010 was primarily due to increased sales volume in our meat and meat products divisions resulting from the effects of the continuing increases in the number of our retail channels, geographic expansion and increased sales to chain restaurants, food service providers and wholesalers and distributors in the PRC.  The following table presents certain information regarding our sales by product division for the six months ended June 30, 2010 and 2009.

	Sales by Division (unaudited)
	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	135,618	$229.0	$1,689	95,585	$169.8	$1,776
Frozen pork	71,929	108.7	1,511	60,308	99.0	1,642
Prepared pork products	34,794	73.1	2,101	19,719	42.3	2,145
Vegetables and Fruits	9,292	8.6	926	5,376	4.6	856
Total	251,633	$419.4	$1,667	180,988	$315.7	$1,744

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

In the first half of 2010, we increased our sales of chilled pork products by approximately $59.2 million over the amount of our sales of such products in the first half of 2009. As shown in the table above, our average price during the first half of 2010 was approximately $1,689 per metric ton for chilled pork, compared to $1,776 during the first half of 2009, a decrease of 5%.  The number of metric tons of chilled pork sold during the first half of 2010 increased by 40,033, or 42% from the first half of 2009.  Despite the decrease in average price in the first half of 2010 as a result of market fluctuations, our total revenue still increased due to successful capacity expansion, increased sales to existing customers, and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In the first half of 2010, we increased our sales of frozen pork products by approximately $9.7 million over the amount of our sales of such products in the first half of 2009. Our average price during the first half of 2010 was approximately $1,511 per metric ton for frozen pork compared to $1,642 during the first half of 2009, a decrease of 8%.  The number of metric tons of frozen pork sold during the first half of 2010 increased by 11,621, or 19% from the first half of 2009.  Despite the decrease in average price in the first half of 2010 as a result of market fluctuations, our total revenue still increased due to successful capacity expansion, increased sales to existing customers, and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In the first half of 2010, we increased our sales of prepared pork products by approximately $30.8 million over the amount of our sales of such products in the first half of 2009. Our average price during the first half of 2010 was approximately $2,101 per metric ton for prepared pork products compared to $2,145 during the first half of 2009, a decrease of 2%. The number of metric tons of prepared pork products sold during the first half of 2010 increased by 15,075, or 76% from the first half of 2009.  This product division is becoming more important to our business as customers increasingly demand prepared pork products and are willing to pay higher average prices for the convenience of such products. The average selling price of this product division dropped only 2% comparing to 5% decrease from chilled pork division and 8% decrease from frozen pork division. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacities for this division.

The following table shows our revenues by distribution channel for the first half of 2010 and 2009, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)
	Six Months Ended June 30,		Net	Percentage
	2010	2009	Change	of Change

Retail channels	$170.3	$139.4	$30.9	22%
Wholesalers and distributors	129.8	92.1	37.7	41%
Restaurants and food services	116.2	82.0	34.2	42%
Export	3.1	2.2	0.9	41%
Total	$419.4	$315.7	$103.7	33%

The increase in sales to different distribution channels was mainly due to the following factors: (i) our production capacity has increased since our Tianjin production facilities commenced production in early 2010; (ii) we have built up our brand image and recognition through advertisements on China Central TV and local television and by product promotions; (iii) we have increased the number of stores and other channels through which we sell our products and we have improved the efficiency of these stores; and (iv) we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.  As presented in the table above, our most significant revenue increases were generated from our restaurants and food services, from which we receive high gross profit margin, and our wholesalers and distributors.

During the six months ended June 30, 2010, revenues from export sales increased to $3.1 million, which represented an increase of $0.9 million, or approximately 41%, as compared with the six months ended June 30, 2009.

Cost of Sales. Our cost of sales increased from $277.6 million for the six months ended June 30, 2009 to $369.1 million for the six months ended June 30, 2010, which represented an increase of $91.5 million, or approximately 33%. Our cost of sales primarily includes our costs of raw materials, labor costs and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 96%, our overhead typically accounts for 2.5% and our labor costs typically accounts for 1.5%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with our increase in sales revenue.

	Cost of Sales by Division (unaudited)
	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	135,618	$203.4	$1,500	95,585	$151.2	$1,582
Frozen pork	71,929	100.2	1,393	60,308	91.1	1,511
Prepared pork products	34,794	58.4	1,678	19,719	31.5	1,597
Vegetables and Fruits	9,292	7.1	764	5,376	3.8	707
Total	251,633	$369.1	$1,467	180,988	$277.6	$1,534

Our gross profit margin (gross profit divided by sales revenue) decreased from 12.1% for the six months ended June 30, 2009 to 12.0% for the six months ended June 30, 2010. The decrease in our gross margin during the first half of 2010 was primarily due to (i) the increase in labor costs, (ii) the increase in our depreciation expense resulting from the newly-built production facilities that were put into service over the past year, and (iii) our strategic decision to take steps to increase our market share and utilization rate of our production capacity at a time when our production capacity increased due to the opening of new production facilities.  As a result, our gross profit margin was lower than the level we would expect to achieve once we fully integrate our new production facilities and expand into new regional markets for our products.  We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses increased from $8.8 million for the six months ended June 30, 2009 to $11.7 million for the six months ended June 30, 2010, which represented an increase of $2.9 million, or approximately 33%.   As a percentage of revenues, general and administrative expenses remained at 2.8% for the six months ended June 30, 2009 and 2010.

The increase in general and administrative expenses during the six months ended June 30, 2010 was primarily the result of a $0.2 million increase in salary expense due to the expansion of our business, which required us to hire more employees. Also the increase was the result of a $0.8 million increase in depreciation, a $0.5 million increase in training expenses and a $0.4 million increase in bad debt provision due to more accounts receivable balance coming with more revenue.

Selling Expenses. Selling expenses increased from $5.6 million for the six months ended June 30, 2009 to $9.0 million for the six months ended June 30, 2010, which represented an increase of $3.4 million, or approximately 61%. The increase in selling expenses was primarily due to the increase in sales of pork and pork products and was primarily due to a $1.5 million increase in advertising and promotional fees, a $0.6 million increase in salaries and a $0.8 million increase in transportation fees. As a percentage of revenues, selling expenses increased from 1.8% for the six months ended June 30, 2009 to 2.1% for the six months ended June 30, 2010.

Impairment Loss. Impairment loss for the six months ended June 30, 2010 is $1.0 million, compared to $0 for the six months ended June 30, 2009. The increase is due to the write-off of the VAT recoverable from the Heilongjiang facility. We terminated the lease of that facility at the end of 2008. We determined that the recoverability of the VAT is not likely because there has been no operation in Heilongjiang Zhongpin since the termination of the lease.

Interest Expense (net of interest income). Interest expense net of interest income increased from $2.8 million for the six months ended June 30, 2009 to $3.3 million for the six months ended June 30, 2010, which represented an increase of $0.5 million, or approximately 18%. The increase in interest expense was primarily the result of an increase of $35.3 million in long-term bank loans, which is partly offset by a decrease of $12.8 million in short-term bank loans.

Other Income, Exchange Gain and Government Subsidies. Other income, exchange gain and government subsidies increased from $0.5 million for the six months ended June 30, 2009 to $2.5 million for the six months ended June 30, 2010, which represented an increase of $2.0 million. This increase was primarily due to higher government subsidies in the first half of 2010.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.4 million in the provision for income taxes for the six months ended June 30, 2010 over the six months ended June 30, 2009 resulted from the increase in revenue from prepared meat products.

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

Our pork and pork products division is involved primarily in the processing of live hogs into fresh, frozen and processed pork products. Our pork and pork products division markets its products domestically to our branded stores, food retailers, food service distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets.

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

The following tables show our sales volume and the production volume in metric tons by product division for the three-month and six-month periods ended June 30, 2010 and 2009.

	Sales by Division (in metric tons)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	71,200	52,086	135,618	95,585
Frozen pork	39,084	36,231	71,929	60,308
Prepared pork products	18,747	10,189	34,794	19,719
Vegetable and Fruits	5,341	2,731	9,292	5,376
Total	134,372	101,237	251,633	180,988

	Production by Division (in metric tons)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	71,032	52,508	135,417	95,838
Frozen pork	45,315	40,796	85,793	70,245
Prepared pork products	18,500	10,647	34,374	21,373
Vegetable and Fruits	4,675	3,110	8,574	5,506
Total	139,522	107,061	264,158	192,962

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products at June 30, 2010 and December 31, 2009, 2008 and 2007.

		December 31,
	June 30, 2010	2009	2008	2007

Number of products	409	392	314	270
Number of retail stores	3,243	3,205	3,061	2,939
Expansion of Market Coverage
Number of Provinces	24	24	24	24
Number of first-tier cities	29	29	29	29
Number of second-tier cities	127	120	106	93
Number of third-tier cities	401	383	324	287

Liquidity and Capital Resources

At June 30, 2010 and December 31, 2009, we had cash and cash equivalents of $39.7 million and $69.0 million, respectively. At June 30, 2010, we had working capital of approximately $11.0 million.

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

For the six months ended June 30, 2010, net cash provided by operating activities was $19.2 million, which represented an increase of $12.2 million as compared to the net cash provided by operating activities of $7.0 million for the same period of 2009.  The increase was primarily due to a $2.0 million increase in cash flow from operating assets and liabilities, a $5.2 million increase in net income and a $5.0 million increase in non-cash items.  Of the non-cash items, depreciation and amortization accounted for $2.6 million of change due to the fact that more plants, equipment and machinery were put into use.

Cash flow from changes in operating assets and liabilities increased approximately $2.0 million, as compared to the negative cash flow of $17.8 million from changes in operating assets and liabilities for the same period of the prior year. Of the $2.0 million increase, $10.5 million was attributable to the change of cash flow from accounts payable due to the fact that the operation in the six months ended June 30, 2010 was significantly increased compared to the same period last year. It was partly offset by $4.4 million changes on allowance receivable. Central government granted us this amount of allowance because we helped government on building government reserves last year. We expected to receive this allowance when government finishes certain procedures on the second half of this year.

Net cash used in investing activities was $61.4 million for the six months ended June 30, 2010, which represented an increase of $10.7 million as compared to the net cash of $50.8 million used by investing activities for the same period of the prior year. We spent $14.8 million more on the costs of construction for new production facilities, $15.4 million less on land use rights and $4.8 million more on purchase deposit for land use rights during the first half of 2010 compared to the same period of 2009.

Net cash provided by financing activities was $12.7 million during the six months ended June 30, 2010, a decrease of $15.6 million compared to the net cash provided by financing activities of $28.3 million for the same period of the prior year.  We had net repayments of $20.1 million for short-term bank loans and received $28.0 million in net proceeds from long-term bank loans during the current period. We optimized our balance sheet by borrowing more long-term bank loans and less short-term loans.

At June 30, 2010, Henan Zhongpin had short-term and long-term bank and governmental loans in the aggregate amount of $130.7 million with interest rates ranging from 4.78% to 5.76% per annum, as shown below.

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date

Short-term Loans

Industrial and Commercial Bank of China	$22,088,383	$4,417,677	4.86%	12/06/2010

China Everbright Bank	7,362,794	—

Bank of Luoyang	4,417,677	4,417,677	5.31%	01/17/2011

Bank of Communications	5,890,235	—

China Construction Bank	29,451,177	—

China CITIC Bank	45,649,325	4,417,677	5.31%	01/19/2011

Agriculture Development Bank of China	103,079,121	6,199,084	4.86%	12/27/2010
		9,129,865	5.31%	12/30/2010
		6,876,850	5.31%	12/28/2010

Shanghai Pudong development Bank of China	17,670,706	—

Bank of China	14,725,589	—

China Merchants Bank	27,242,339	4,417,677	5.31%	02/01/2011

Guangdong Development Bank	10,307,912	5,890,235	5.31%	09/28/2010

Xuchang Commercial Bank	4,417,677	2,945,118	4.78%	05/11/2011

Rabobank Nederland	14,725,589	2,945,118	5.31%	05/28/2010

Zhongyuan Trust Co., Ltd.		17,670,706	5.04%	03/31/2011

City Finance –short-term		29,450	0.00%	Extendable
Total		$69,357,134

Long-term Loan-Current portion

Canadian Government Transfer Loan		145,671	6.02%	11/15/2010

China Minsheng Bank	7,362,794	7,362,794	5.40%	05/06/2011

China Construction Bank	29,451,177	7,362,794	5.40%	06/10/2011

Rabobank Nederland	14,725,589	2,945,118	5.40%	06/15/2011

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date

Agriculture Bank of China	117,804,709	1,178,047	5.76%	03/18/2011
Total		$18,994,424

Long-term Loans

China Construction Bank	29,451,177	5,890,235	5.40%	06/29/2013

Agriculture Bank of China	117,804,709	12,516,750	5.76%	12/27/2014
		10,455,168	5.40%	02/03/2013
		1,472,559	5.76%	03/18/2012
		1,472,559	5.76%	03/18/2013
		1,472,559	5.76%	03/18/2014

China Merchants Bank	27,242,339	13,989,310	5.76%	11/26/2014

Rabobank Nederland	14,725,589	5,890,235	5.40%	07/09/2011

Canadian Government Transfer Loan		1,270,593	*	05/15/2042

Total		$54,429,968

* 17% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free.  All repayments are applied first to the interest-bearing portion of this loan.

Of our outstanding short-term loans at June 30, 2010, $16.0 million aggregate principal amount of loans was secured by our land and plants located in the PRC and $10.3 million aggregate principal amount of loans was guaranteed by Henan Huanghe Enterprises Group Co., Ltd., a group corporation based in Henan province that is not affiliated with our company or with any of our subsidiaries (“Huanghe Group”).

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($5.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on June 30, 2010) and are payable on June 29, 2013.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Henan Zhongpin.

In March 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($7.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on June 30, 2010) and are payable in installments on March 18, 2012, 2013 and 2014 and December 27, 2014. Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In March 2010, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 47.5 million ($7.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on June 30, 2010) and are payable on November 26, 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In February 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($10.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on June 30, 2010) and are payable on February 3, 2013.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($10.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on June 30, 2010) and are payable on December 27, 2014.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 47.5 million ($7.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on June 30, 2010) and are payable on November 26, 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a sale-leaseback agreement with CMB Financial Leasing Co., Ltd. (“CMB Leasing”) pursuant to which we sold to CMB Leasing equipment with a book net value of $8.3 million for $5.9 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At June 30, 2010, the monthly rental fee under the agreement was $528,049, which included an interest component calculated at the rate of 4.91% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 2009, our subsidiary Luoyang Zhongpin Food Co., Ltd. entered into a sale-leaseback agreement with CMB Leasing pursuant to which we sold to CMB Leasing equipment with a book net value of $6.8 million for $4.4 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At June 30, 2010, the monthly rental fee under the agreement was $396,037, which included an interest component calculated at the rate of 4.91% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 2009, our subsidiary Zhumadian Zhongpin Food Co., Ltd. entered into a sale-leaseback agreement with De Lage Landen (China) Co., Ltd. (“De Lage Landen”) pursuant to which we sold to De Lage Landen equipment with a book net value of $5.9 million for $6.0 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At June 30, 2010, the monthly rental fee under the agreement was $176,482, which included an interest component calculated at the rate of 5.31% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In June 2009, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $8.8 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $8.8 million. The agreement expired in June 2010. In September 2009, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $5.9 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $5.9 million. The agreement with an original term until September 2010 expired in June 2010 when Henan Zhongpin entered into a new mutual guarantee agreement with Huanghe Group. Under the new agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to RMB 150 million ($22.1 million) and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to RMB 150 million ($22.1 million). The agreement will expire in June 2011.  At the expiration of the agreements, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreements.  At June 30, 2010, Henan Zhongpin had outstanding guarantees for $10.3 million of Huanghe Group’s bank loans under the agreements.  All of the bank loans of Huanghe Group guaranteed by Henan Zhongpin will mature within the next 6 months.

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on June 30, 2010) and are payable on June 10, 2011.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Henan Zhongpin.

In May 2009, Henan Zhongpin entered into a loan agreement with China Minsheng Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on June 30, 2010) and are payable on May 6, 2011. Borrowings under the loan agreement are guaranteed by our wholly-owned subsidiary, Yongcheng Zhongpin Food Co., Ltd.

In November 2008, Henan Zhongpin entered into a sale-leaseback agreement with CMB Leasing pursuant to which we sold to CMB Leasing equipment with a book net value of $6.6 million for $4.6 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At June 30, 2010, the monthly rental fee under the agreement was $138,859, which included an interest component calculated at the rate of 5.40% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a three-year term loan of up to RMB 80 million ($11.8 million). On June 10, 2008, the first 50% of the long-term loan was funded by the bank. The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008. Amounts currently outstanding under the long-term loan bear interest at the rate published by the People’s Bank of China for loans with the same or similar terms. The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date. Henan Zhongpin repaid $2.9 million of the loan on June 10, 2010 and $8.9 million remained outstanding as of June 30, 2010.

Borrowings under the term loan agreement are guaranteed by our subsidiaries, Anyang Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Co., Ltd., are secured by mortgages on our prepared pork production facilities located in Changge City, Henan province and are subject to various financial and non-financial covenants, including a debt-to-net-worth ratio, a debt-to-EBITDA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors. Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility. We are in compliance with both the financial and non-financial covenants.

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

We believe our existing cash and cash equivalents, together with our available lines of credit ($289.4 million at June 30, 2010), will be sufficient to finance our investment in new facilities, operating requirements and anticipated capital expenditures of approximately $78.9 million over the next 12 months. We intend to use such funds over the next 12 months to fund our capacity expansion and the construction of supporting facilities and to supplement our working capital requirements to enable us to strengthen our market position and accelerate our growth. We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders as we have done in the past. We also we intend to optimize our loan structure by replacing certain of our short-term indebtedness with additional long-term debt.

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

Item 4.   Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

During the six months ended June 30, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date: August 9, 2010	Zhongpin Inc.
(Company)

	By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

	By:	/s/ Feng Wang
Feng Wang
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

10.1*	Mutual Guarantee Agreement, dated as of June 22, 2010, between Henan Zhongpin Food Share Co., Ltd. and Henan Huanghe Enterprises Group Co., Ltd. (Translated from Mandarin).

31.1*	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith