Form 10-Q
period 2010-09-30
ZHONGPIN INC.
filed 2010-11-09
CIK 1277092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 5, 2010, 35,210,595 shares of the registrant’s common stock were outstanding.

ZHONGPIN INC.

FORM 10-Q

INDEX

			Page
Part I	Financial Information

	Item 1.	Unaudited Financial Statements:	1

		Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	2

		Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three-month and nine-month periods ended September 30, 2010 and 2009	3

		Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2010 and 2009	4

		Notes to Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4.	Controls and Procedures	38

Part II	Other Information

	Item 1.	Legal Proceedings	39

	Item 1A.	Risk Factors	39

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

	Item 3.	Defaults Upon Senior Securities	39

	Item 4.	(Removed and Reserved)	39

	Item 5.	Other Information	39

	Item 6.	Exhibits	39

Signatures			40

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

The results of operations for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$62,385,936	$68,982,259
Restricted cash	36,583,432	14,490,575
Bank notes receivable	15,770,412	7,997,172
Accounts receivable, net of allowance for doubtful accounts of $2,003,665 and $1,132,038	36,613,343	20,419,797
Other receivables, net of allowance for doubtful accounts of $182,070 and $290,436	992,259	652,523
Purchase deposits	5,896,280	5,653,192
Inventories	43,404,693	33,859,420
Prepaid expenses	689,446	186,030
Allowance receivable	4,496,235	—
VAT recoverable	19,326,587	14,064,185
Deferred tax assets	261,009	256,151
Other current assets	479,358	120,709
Total current assets	226,898,990	166,682,013

Long-term investment	447,688	—
Property and equipment (net)	290,770,601	189,588,904
Deposits for purchase of land use rights	32,380,195	8,718,740
Construction in progress	15,251,058	70,192,150
Land use rights	61,786,093	61,128,431
Deferred charges	24,641	39,855
Other non-current assets	1,419,916	1,761,709
Total assets	$628,979,182	$498,111,802

LIABILITIES AND EQUITY
Current liabilities

Short-term loans	$100,035,421	$84,661,697
Bank notes payable	40,311,292	9,560,353
Long-term loans - current portion	17,754,720	4,539,215
Capital lease obligation - current portion	7,065,251	7,480,098
Accounts payable	9,144,114	9,260,750
Other payables	15,213,466	12,882,316
Accrued liabilities	7,689,462	7,377,850
Deposits from customers	6,691,614	5,335,907
Tax payable	1,258,319	1,918,057
Total current liabilities	205,163,659	143,016,243

Deferred tax liabilities	252,648	247,945
Deposits from customers - long-term portion	1,973,594	1,987,579
Capital lease obligation - long-term portion	6,805,525	11,104,435
Long-term loans	69,349,687	44,912,744
Total liabilities	283,545,113	201,268,946

Equity
Common stock: par value $0.001; 100,000,000 authorized; 34,725,104 and 34,662,314 shares issued and outstanding	34,725	34,662
Additional paid in capital	168,122,427	166,169,902
Retained earnings	151,996,075	111,699,375
Accumulated other comprehensive income	25,280,842	18,938,917
Total equity	345,434,069	296,842,856
Total liabilities and equity	$628,979,182	$498,111,802

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues
Sales revenues	$241,076,067	$194,851,183	$660,433,565	$510,547,733
Cost of sales	(213,796,787)	(171,143,879)	(582,901,503)	(448,729,105)
Gross profit	27,279,280	23,707,304	77,532,062	61,818,628

Operating expenses
General and administrative expenses	(6,072,211)	(4,481,072)	(17,821,820)	(13,329,063)
Selling expenses	(5,384,108)	(3,768,061)	(14,359,608)	(9,348,419)
Research & development expenses	(20,581)	22,383	(97,304)	(2,968)
Gain on disposal of a subsidiary	—	57	—	654,143
Amortization of loss from sale-leaseback transaction	—	(16,669)	—	(49,998)
Impairment loss	(2,745)	—	(1,010,192)	—
Total operating expenses	(11,479,645)	(8,243,362)	(33,288,924)	(22,076,305)

Income from operations	15,799,635	15,463,942	44,243,138	39,742,323

Other income (expense)
Interest income (expense), net	(2,400,733)	(1,740,306)	(5,736,583)	(4,503,801)
Other income (expense), net	1,236,809	106,236	1,906,336	397,586
Government subsidies	966,771	6,981	2,836,852	229,389
Total other income (expense)	(197,153)	(1,627,089)	(993,395)	(3,876,826)

Net income before taxes	15,602,482	13,836,853	43,249,743	35,865,497
Provision for income taxes	(921,691)	(602,142)	(2,953,044)	(2,166,038)

Net income after taxes	$14,680,791	$13,234,711	$40,296,699	$33,699,459

Foreign currency translation adjustment	$4,563,655	$95,942	$6,341,925	$(167,205)
Comprehensive income	$19,244,446	$13,330,653	$46,638,624	$33,532,254

Basic earnings per common share	$0.42	$0.44	$1.16	$1.13
Diluted earnings per common share	$0.42	$0.44	$1.14	$1.12
Basic weighted average shares outstanding	34,725,104	29,744,291	34,751,158	29,711,018
Diluted weighted average shares outstanding	35,328,199	30,217,697	35,262,433	30,026,153

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars) (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$40,296,699	$33,699,459
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,812,528	6,031,646
Amortization of intangible assets	973,253	700,336
Provision for allowance for bad debt	724,816	(159,649)
Staff welfare amortization	(276,501)	—
Impairment loss	1,010,199	—
Other income	(1,091,875)	(105,734)
Gain on disposal of a subsidiary	—	(649,726)
Stock-based compensation expense	1,739,238	1,206,486

Changes in operating assets and liabilities:
Accounts receivable	(16,397,025)	(6,087,329)
Other receivables	(210,161)	1,109,764
Purchase deposits	(133,747)	(3,353,892)
Prepaid expense	(493,142)	118,728
Inventories	(8,764,421)	(15,233,775)
Allowance receivables	(4,426,220)	—
VAT recoverable	(5,928,053)	(5,310,123)
Other current assets	18,554	(34,419)
Deferred charges	15,721	54,635
Accounts payable	(287,734)	1,520,789
Other payables	2,069,661	6,787,710
Accrued liabilities	1,445,644	1,083,418
Taxes payable	(685,278)	(147,615)
Deposits from clients	1,234,965	943,127
Deposits from clients - Long-term portion	(50,880)	—
Net cash provided by operating activities	20,596,241	22,173,836

Cash flows from investing activities:
Deposits for purchase of land use rights	(23,130,206)	(7,128,875)
Construction in progress	(40,765,205)	(43,576,794)
Additions to property and equipment	(9,750,903)	(8,610,134)
Additions to land use rights	(479,304)	(17,093,428)
Proceeds on disposal of fixed assets	131,028	111,548
Increase in restricted cash	(21,478,265)	(8,532,020)
Investment in a non-controlling entity	(440,716)	—
Proceeds from disposal of a subsidiary	—	1,226,289
Net cash used in investing activities	(95,913,571)	(83,603,414)

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30,
	2010	2009
Cash flows from financing activities:
Proceeds from (repayment of) bank notes, net	22,590,704	2,563,194
Proceeds from (repayment of) short-term loans, net	10,318,909	28,964,439
Proceeds from long-term loans	49,733,983	14,641,258
Repayment of long-term loans	(10,356,569)	(75,855)
Repayment of capital lease obligation	(4,987,359)	(1,081,270)
Proceeds from exercised warrants	213,350	1,411,200
Net cash provided by financing activities	67,513,018	46,422,966

Effects of rate changes on cash	1,207,989	(48,229)
Decrease in cash and cash equivalents	(6,596,323)	(15,054,841)
Cash and cash equivalents, beginning of period	68,982,259	41,857,166
Cash and cash equivalents, end of period	$62,385,936	$26,802,325

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,443,505	$5,311,058
Cash paid for income taxes	$2,898,394	$2,663,578

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

The Company holds a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which the Company holds a 100% interest in its China-based subsidiaries, each of which was organized under the laws of the PRC.  The Company’s China-based subsidiaries include the following:

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Henan Zhongpin Food Company Limited	May 20, 2005	$ 137,300,000	100%

Henan Zhongpin Food Share Company Limited (“Henan Zhongpin”)	Jan. 20, 2000	1,000,000,000 RMB ($146,492,243)	100%(1)

Henan Zhongpin Import and Export Trading Company Limited	Aug. 11, 2004	5,060,000 RMB ($611,111)	100%

Zhumadian Zhongpin Food Company Limited	June 7, 2006	60,000,000 RMB ($8,585,399)	100%

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	34,800,000 RMB ($5,094,422)	100%

Henan Zhongpin Fresh Food Logistics Company Limited	Sept. 14, 2006	1,500,000 RMB ($189,665)	100%

Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB ($1,893,652)	100%

Henan Zhongpin Business Development Company Limited	Sept. 27, 2006	5,000,000 RMB ($632,215)	100%

Heilongjiang Zhongpin Food Company Limited (“Heilongjiang Zhongpin”)	Oct. 17, 2006	1,000,000 RMB ($126,406)	100%(2)

Luoyang Zhongpin Food Company Limited (“Luoyang Zhongpin”)	Jan.18, 2007	60,000,000 RMB ($8,783,487)	100%

Yongcheng Zhongpin Food Company Limited	Mar. 1, 2007	60,000,000 RMB ($8,783,487)	100%

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Tianjin Zhongpin Food Company Limited	Sept. 14, 2007	100,000,000 RMB ( $14,639,145 )	100%

Hengshui Zhongpin Food Company Limited	Nov. 17, 2008	1,000,000 RMB ($146,428)	100%

Jilin Zhongpin Food Company Limited	Dec. 11, 2008	1,000,000 RMB ($145,688)	100%

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100%

Taizhou Zhongpin Food Company Limited	May 12, 2010	50,000,000 RMB ($7,362,794)	100%

Changchun Zhongpin Food Company Limited	Aug. 6, 2010	5,000,000 RMB ($738,225)	100%

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

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could materially differ from those estimates.

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

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC. The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company.  Such deposits are usually applied for the collection of the outstanding accounts receivable during the year.  With such a practice in place, the Company did not have any specific allowance for doubtful accounts provided against specific customers at September 30, 2010 and December 31, 2009, respectively.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents allowance activities in accounts receivable.

	September 30, 2010	December 31, 2009

Beginning balance	$1,132,038	$1,215,901
Additions charged to (reduction in) expense	871,627	(83,863)
Ending balance	$2,003,665	$1,132,038

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, other receivables, advance to vendor, accounts payable and accrued liabilities, capital lease obligations and short-term and long-term loans are reasonable estimates of their fair value because of the short maturity of these items. The fair value of amounts due from/to related parties and stockholders are a reasonable estimate of their fair value as the amounts will be collected and paid off in a period less than one year. The carrying amounts of capital lease obligations approximate their fair value based on the Company’s current incremental borrowing rates for similar types of arrangements. Long-term debt approximates fair value since the bank term loans are fixed rate instruments and bear interest at the rate dictated and published by the People's Bank of China. The current rates published by the People’s Bank of China approximate the interest rates of the loans outstanding.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. All of such securities are included in the computation of diluted earnings per share. The number of shares of common stock underlying the outstanding stock warrants and options at September 30, 2010 and 2009 were 1,679,490 and 1,805,827, respectively, which were included in the computation of diluted earnings per share.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the three-month periods ended September 30, 2010 and 2009 were $253,000 and $472,000, respectively, and for the nine-month periods ended September 30, 2010 and 2009 were $2,410,000 and $1,490,000, respectively. Research and development costs are mainly utilized to purchase equipment for the research and development department.

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

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Raw materials	$5,544,642	$4,941,774
Low value consumables and packing materials	1,215,609	961,009
Work in progress	3,171,642	3,020,589
Finished goods	33,472,800	24,936,048
Total	$43,404,693	$33,859,420

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)

Plants and buildings	$211,469,034	$130,399,711
Machinery and equipment	95,745,925	68,060,172
Office furniture and equipment	3,758,899	2,658,598
Vehicles	3,490,122	3,144,368
Accumulated depreciation and amortization	(23,693,379)	(14,673,945)
Total	$290,770,601	$189,588,904

The depreciation and amortization expenses for the three-month periods ended September 30, 2010 and 2009 were $3,719,439 and $2,559,398, respectively, and for the nine-month periods ended September 30, 2010 and 2009 were $9,812,528 and $6,731,982, respectively.

Property, plant and equipment under the sale-leaseback agreement at cost at September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)

Plants and buildings	$695,679	$707,433
Machinery and equipment	25,651,535	26,239,328
Office furniture and equipment	33,059	28,937
Vehicles	4,065	3,939
Accumulated depreciation	(1,726,452)	(631,251)
Total	$24,657,886	$26,348,386

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred losses included in the property and equipment balance were $3,121,094 and $4,149,415 at September 30, 2010 and December 31, 2009, respectively, and would be amortized over the lease term. Of the depreciation expenses, $1,089,785 and $1,066,360 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the nine months ended September 30, 2010; $49,998 and $272,046 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the nine months ended September 30, 2009.

5.	LAND USE RIGHTS

The Company’s land use rights at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)

Land use rights	$65,102,068	$63,412,436
Accumulated amortization	(3,315,975)	(2,284,005)
Total	$61,786,093	$61,128,431

The amortization expenses for the three-month periods ended September 30, 2010 and 2009 were $324,305 and $299,860, respectively, and for the nine-month periods ended September 30, 2010 and 2009 were $973,354 and $700,336, respectively.

6.	CONSTRUCTION IN PROGRESS

Construction in progress at September 30, 2010 and December 31, 2009 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	September 30, 2010	December 31, 2009

Production line for prepared pork in Changge industrial park	January 2010	$—	$75,203
Production facility for prepared pork products in Changge industrial park	March 2010	—	17,145,694
Water solution station in Changge industrial park	April 2010	—	64,439
Dormitories and other infrastructure in Changge industrial park	April 2010	—	2,844,349
Production facility for food oil in Changge industrial park	April 2010	—	4,515,099
Production facility for chilled and frozen pork in Tianjin	April 2010	—	38,100,295
Zhengzhou office	May 2010	36,502	12,390
Distribution center in Zhumadian	July 2010	—	3,611,201
Facility upgrade and distribution center in Anyang	August 2010	—	2,958,320
Distribution center in Luoyang	September 2010	—	743,973
Replacement and maintenance in Changge industrial park	December 2010	295,063	121,187
Information system	January 2011	441,224	—

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction Project	Date or Estimated Date Put in Service(1)	September 30, 2010	December 31, 2009
Distribution center in Changge	February 2011	14,350,719	—
Production facility for chilled and frozen pork in Taizhou	September 2011	82,078	—
Production facility for chilled and frozen pork in Changchun	November 2011	45,472	—

Total		$15,251,058	$70,192,150

Estimated cost to complete current construction in process is $3.3 million, which does not include non-contracted budgets approved by management to construct production facilities for the Taizhou and Changchun subsidiaries. For the three and nine months ended September 30, 2010, the amount of interest capitalized is $7,000 and $273,000, respectively.

(1)
Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

7.	SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $100.0 million aggregate principal amount of short-term bank loans at September 30, 2010, loans in the principal amount of $16.2 million were secured by the Company’s plants located primarily in Henan province, loans in the aggregate principal amount of $25.4 million were guaranteed by the Company’s subsidiaries, and loans in the aggregate principal amount of $16.4 million were guaranteed by Henan Huanghe Enterprises Group Co., Ltd., an unaffiliated third party (“Huanghe Group”). These loans bear interest at prevailing lending rates in the PRC ranging from 4.78 % to 5.76% per annum.

8.	LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at September 30, 2010 and December 31, 2009 were as follows:

Bank	September 30, 2010	December 31, 2009
	(Unaudited)

China Construction Bank	$13,430,631	$7,322,574
China Minsheng Bank	—	7,322,574
Agriculture Bank of China	47,604,125	10,251,605
Rabobank Nederland Shanghai	8,953,754	11,716,118
China CITIC Bank	—	4,393,544
Canadian Government Transfer Loan	1,416,264	1,489,099
China Merchants Bank	14,176,776	6,956,445
Changge Old Town	1,522,857	—
Current portion	(17,754,720)	(4,539,215)
Total long-term portion	$69,349,687	$44,912,744

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.2 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on September 30, 2010) and are payable in installments on March 18, 2012, 2013 and 2014 and December 27, 2014.  Borrowings under the loan agreement are guaranteed by Yongcheng Zhongpin Food Company Limited.

In June 2010, in connection with the purchase of a piece of land from Changge Old Town, Henan Zhongpin entered into an agreement with Changge Old Town, which provided that instead of accepting payment of the purchase price of RMB 10.2 million ($1.5 million), Changge Old Town extended a loan to Henan Zhongpin with a principal amount equal to the purchase price and bearing interest at the rate of 7.00% per annum payable on the date of the agreement and each anniversary thereafter.  Such loan does not have a fixed term and the principal amount of the loan should be repaid by Henan Zhongpin upon six months prior written notice of Changge Old Town.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (4.86% per annum on September 30, 2010) and are payable on June 29, 2013.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Henan Zhongpin.

In March 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on September 30, 2010) and are payable in installments on March 18, 2012, 2013 and 2014 and December 27, 2014.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In March 2010, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 47.5 million ($7.1 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on September 30, 2010) and are payable on November 26, 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In February 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($10.6 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on September 30, 2010) and are payable on February 3, 2013.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($10.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on September 30, 2010) and are payable on December 27, 2014.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 47.5 million ($7.1 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on September 30, 2010) and are payable on November 26, 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.5 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on September 30, 2010) and are payable on June 10, 2011.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Henan Zhongpin.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2009, Henan Zhongpin entered into a loan agreement with China Minsheng Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on September 30, 2010) and are payable on May 6, 2011. Borrowings under the loan agreement are guaranteed by the Company’s wholly-owned subsidiary, Yongcheng Zhongpin Food Company Limited. In the third quarter of 2010, Henan Zhongpin paid back all loans and terminated the loan agreement with China Minsheng Bank without any extra cost.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a three-year term loan of up to RMB 80 million ($11.9 million).  On June 10, 2008, the first 50% of the long-term loan was funded by the bank.  The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008.  Amounts currently outstanding under the long-term loan bear interest at the rate published by the People’s Bank of China for loans with the same or similar terms (5.40% per annum on September 30, 2010). The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date.  Henan Zhongpin repaid $2.9 million of the loan on June 10, 2010 and $9.0 million remained outstanding as of September 30, 2010.

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

For the three-month periods ended September 30, 2010 and 2009, the stock-based compensation expenses were $663,602 and $452,452, respectively, and for the nine-month periods ended September 30, 2010 and 2009, the stock-based compensation expenses were $1,736,024 and $1,206,486, respectively.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	EARNINGS PER SHARE

The following table shows the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to common shareholders	$14,680,791	$13,234,711	$40,296,699	$33,699,458

Denominator:

Weighted average number of common shares outstanding – basic	34,725,104	29,744,291	34,751,158	29,711,018

Dilutive effect of stock options	603,095	473,406	511,275	315,135

Weighted average number of common shares outstanding – diluted	35,328,199	30,217,697	35,262,433	30,026,153

Basic earnings per share	$0.42	$0.44	$1.16	$1.13

Diluted earnings per share	$0.42	$0.44	$1.14	$1.12

11.	GOVERNMENT SUBSIDIES

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

Government subsidies received by the Company during the three-month and nine-month periods ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Deferred subsidies opening balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	—	—	—	—
Non-earmarked subsidies	—	—	—	—
Total	$—	$—	$—	$—

Subsidies received:
Interest subsidies	$—	$146,402	$307,045	$537,170
Earmarked subsidies	—	48,305	—	92,212
Non-earmarked subsidies	966,771	6,982	2,836,852	229,389
Total	$966,771	$201,689	$3,143,897	$858,771

Subsidies recognized:
Interest subsidies	$—	$146,402	$307,045	$537,170
Earmarked subsidies	—	48,305	—	92,212
Non-earmarked subsidies	966,771	6,982	2,836,852	229,389
Total	$966,771	$201,689	$3,143,897	$858,771

Deferred subsidies year ending balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	—	—	—	—
Non-earmarked subsidies	—	—	—	—
Total	$—	$—	$—	$—

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The pork and pork products division is involved primarily in the processing of live hogs into fresh, frozen and processed pork products. The pork and pork products division markets its products domestically to branded stores and to food retailers, food service distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as in certain international markets on a limited basis.

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

	Sales by Division (U.S. dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled pork	$130.6	$107.9	$359.7	$277.6
Frozen pork	67.4	60.6	176.0	159.6
Prepared pork products	38.6	22.5	111.7	64.8
Vegetables and Fruits	4.5	3.9	13.0	8.5
Total	$241.1	$194.9	$660.4	$510.5

Cost of Sales:
Pork products	$210.2	$167.9	$572.1	$441.6
Vegetables and fruits	$3.6	$3.3	$10.8	$7.1

Gross Profit Margin:
Pork products	11.2%	12.1%	11.6%	12.0%
Vegetables and fruits	20.0%	15.4%	16.9%	16.5%

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

Overview

We are principally engaged in the meat and food processing and distribution business in the PRC. Currently, we have 13 processing plants located in Henan, Jilin and Sichuan provinces and in Tianjin in the PRC. Our total production capacity for chilled pork and frozen pork is approximately 1,566 metric tons per day, based on an eight-hour working day, or approximately 563,760 metric tons on an annual basis. We also have production capacity for prepared meats of approximately 250 metric tons per eight-hour day, or approximately 90,000 metric tons on an annual basis, and for fruits and vegetables of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. In addition, we have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We use state-of-the-art equipment in all of our slaughterhouses and processing facilities.

In December 2009, the PRC Ministry of Commerce issued the Hog Slaughtering Industry Development Guidelines (applicable for 2010-2015). The guidelines state that the government will control the number of slaughterhouses in China and specifically that there should be no more than four slaughterhouses in cities with a population of 5 million or more.

In June 2010, the China Meat Association (“CMA”) announced the China Meat Industry Development Strategy Report (applicable for 2011-2015). In that report, CMA provided a development roadmap and targets for the meat industry for the coming five years:

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

Government and consumers take food safety as one of their top priorities. With the Chinese government's support, the consolidation of the industry is accelerating. We believe the government targets stated above can be achieved in the next five years.

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

We will be investing approximately $61.5 million to build a slaughtering and processing plant, low temperature prepared pork plant, logistics center, and research and development center in Nong'an county, Changchun, Jilin province of China. This facility will have a production capacity of approximately 70,000 metric tons for chilled pork, 25,000 metric tons for frozen pork, and 30,000 metric tons for prepared pork products. The construction work started in September 2010. We expect to put the new facility for chilled and frozen pork into operation in the fourth quarter of 2011 and the new facility for prepared pork products into operation in the third quarter of 2012.

We will be investing approximately $63.0 million to build a production facility, warehouse and distribution center in Taizhou, Jiangsu province. This facility will have a production capacity of approximately 100,000 metric tons for chilled and frozen pork, of which 80% will be for chilled pork including easy-to-cook products and 20% for frozen pork, and 30,000 metric tons for prepared pork products. The construction work started in October 2010. We expect to put the new facility for chilled and frozen pork into operation in the third quarter of 2011 and the new facility for prepared pork products into operation in the first quarter of 2012.

We put the new facility in Tianjin with a production capacity of approximately 100,000 metric tons for chilled and frozen pork into operation in January 2010. The construction of phase two of the facility, with a production capacity of approximately 36,000 metric tons for prepared pork products started in October 2010. We expect to put it into operation in the second quarter of 2011.

The expansion project of our facility in Anyang completed in August 2010 as we planned. After expansion, Anyang facility’s pre-cooling room and equipment has improved, and its annual capacity has increased from 63,000 metric tons to 85,000 metric tons.

Our products are sold under the “Zhongpin” brand name. At September 30, 2010, our customers included approximately 31 international or domestic fast food companies in the PRC, 57 processing factories and 1,693 school cafeterias, factory canteens, army posts and national departments.  As of that date, we also sold directly to 3,285 retail outlets, including supermarkets, within the PRC.

We have established distribution networks in 20 provinces and four cities with special legal status in the North, East, South and South Midland regions of the PRC, and also have formed strategic business alliances with leading supermarket chains and the catering industry in the PRC. In addition, we export products to Europe, Hong Kong and other selected countries in Asia.

As of September 30, 2010, we had 7,105 employees, of whom 5,383 were operating personnel, 1,265 were sales personnel, 108 were research and development personnel and 349 were administrative personnel.

Critical Accounting Policies

Unless otherwise noted, all translations from RMB to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of September 30, 2010, which was RMB6.7011 to $1.00. We make no representation that the RMB amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On November 5 , 2010, the middle rate was RMB6.6610 to $1.00.

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

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in the PRC.  If any particular customer appears to be delaying or deferring payments for our products, we generally request a deposit from, or an increase in the deposits of, such customer.  Such deposits are typically applied against the outstanding accounts receivable of the applicable customer during the year.  As a result, we did not have a bad debt allowance provided against any specific customer at September 30, 2010.

We maintain a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories.  Inventories are stated at the lower of cost or the market based on the weighted average method. Production cost components include the purchase cost of live hogs, direct labor, depreciation, packaging material, utility expense and other manufacturing overhead. By using a systematic costing system, the production cost is allocated to various products at the stage of work-in-progress and finished goods, respectively. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose. We regularly inspect the shelf life of prepared foods and, if necessary, write down their carrying value based on their salability and expiration dates into cost of goods sold.

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

Results of Operations

In 2010, we continued to focus on the implementation of our strategic plan to sustain the growth we have experienced since becoming a U.S. public company in 2006. Over the next 12 months, we expect to continue to expand our distribution channel and develop new markets. Through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty. We also intend to further streamline our supply chain management to further advance and extend our unified, safe and efficient cold-chain logistics system. We also have invested in employee training and development to help sustain our rapid and healthy growth while maintaining a satisfactory profit margin.

Since the end of the second quarter of 2010 to date, hog and pork prices have increased approximately 20% primarily because (i) the government stepped into the market and built up frozen pork reserves in the first half of the year to stabilize the price and protect the interests of hog breeding farmers; (ii) the drought in south-west China and flood in south, north-east and other regions in China increased the price of agriculture products, including pork, (iii) the cost of raising hogs has increased and (iv) a better balance of supply and demand has been achieved

The Chinese government maintains a national frozen pork reserve, for which it buys in the pork market and sells into the same pork market. The government’s primary objective is to maintain an adequate national reserve and to maintain the stability of hog and pork prices within a varying price range in the national market. The government outsources hog slaughtering and frozen storage services to qualified companies and provides financial subsidies to those service providers. The frozen pork reserves normally are preserved for 12 months, then sold. We are a service provider for both hog slaughtering and frozen pork storage. When pork consumption was expected to increase during the Chinese New Year period in early 2010 and some of the reserve was soon to reach the end of its 12 month holding period, the government sold some of the national pork reserve into the market. Zhongpin and other companies bought portions of that released frozen pork reserve from the government. Because the pork price can decline somewhat after the government sells into the market, which happened in this case, the government paid us an allowance for the difference between our purchase price for the frozen pork from the national reserve and the subsequent lower price in the market.

We expect that hog prices will continue to increase by 10% from September 30, 2010 till year end and remain at a higher level during 2011.

Comparison of Three Months Ended September 30, 2010 and 2009

Revenue. Total revenue increased from $194.9 million for the three months ended September 30, 2009 to $241.1 million for the three months ended September 30, 2010, which represented an increase of $46.2 million, or approximately 24%. The increase in revenues during the third quarter of 2010 was primarily due to increased sales volume in our meat and meat products divisions resulting from the effects of the continuing increases in the number of our retail channels, geographic expansion, and increased sales to chain restaurants, food service providers, and wholesalers and distributors in the PRC. Also the increase in revenues was due to the increase in pork price in the third quarter of 2010. The following table presents our sales by product division for the three months ended September 30, 2010 and 2009.

	Sales by Division (unaudited)
	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	61,897	$130.6	$2,110	58,182	$107.9	$1,855
Frozen pork	38,431	67.4	1,754	34,967	60.6	1,733
Prepared pork products	19,052	38.6	2,026	10,086	22.5	2,231
Vegetables and Fruits	6,495	4.5	693	5,735	3.9	680
Total	125,875	$241.1	$1,915	108,970	$194.9	$1,789

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

In the third quarter of 2010, we increased our sales of chilled pork products by approximately $22.7 million over the amount of our sales of such products in the third quarter of 2009. As shown in the table above, our average price during the third quarter of 2010 was approximately $2,110 per metric ton for chilled pork, compared to $1,855 during the third quarter of 2009, an increase of 14%.  The number of metric tons of chilled pork sold during the third quarter of 2010 increased by 3,715, or 6% from the third quarter of 2009.  Our total revenue increased primarily due to the increase in pork price due to a balanced supply and demand in the market, and also due to successful capacity expansion, increased sales to existing customers, and increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In the third quarter of 2010, we increased our sales of frozen pork products by approximately $6.8 million over the amount of our sales of such products in the third quarter of 2009. Our average price during the third quarter of 2010 was approximately $1,754 per metric ton for frozen pork compared to $1,733 during the third quarter of 2009, an increase of 1%.  The number of metric tons of frozen pork sold during the third quarter of 2010 increased by 3,464, or 10% from the third quarter of 2009.  Our total revenue increased primarily due to successful capacity expansion, increased sales to existing customers, and increased volume of sales of our products as we entered new geographic markets, expanded our points of sales, and acquired new customers, and partially due to the slight increase in average price in the third quarter of 2010 as a result of market fluctuations and product mix.

In the third quarter of 2010, we increased our sales of prepared pork products by approximately $16.1 million over the amount of our sales of such products in the third quarter of 2009. Our average price during the third quarter of 2010 was approximately $2,026 per metric ton for prepared pork products compared to $2,231 during the third quarter of 2009, a decrease of 9%. The number of metric tons of prepared pork products sold during the third quarter of 2010 increased by 8,966, or 89% from the third quarter of 2009.  This product division is becoming more important to our business as customers increasingly demand prepared pork products and are willing to pay higher average prices for the convenience of such products. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacities for this division.

The sales of pork and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold for the third quarter of 2010 was partly attributable to our success in expanding our distribution channels. The following table shows the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume (unaudited)
	September 30,		Net	Percentage
	2010	2009	Change	of Change

Showcase stores	154	141	13	9%
Branded stores	1,057	996	61	6%
Supermarket counters	2,074	2,041	33	2%
Total	3,285	3,178	107	3%

First-tier cities	29	29	—	0%
Second-tier cities	128	117	11	9%
Third-tier cities	415	368	47	13%
Total cities	572	514	58	11%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table shows our revenues by distribution channel for the third quarter of 2010 and 2009, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)
	Three months ended September 30,		Net	Percentage
	2010	2009	Change	of Change

Retail channels	$92.1	$76.7	$15.4	20%
Wholesalers and distributors	79.1	60.2	18.9	31%
Restaurants and food services	66.1	55.6	10.5	19%
Export	3.8	2.4	1.4	58%
Total	$241.1	$194.9	$46.2	24%

The increase in sales to different distribution channels was mainly due to the following factors: (i) our production capacity has increased since our Tianjin production facilities commenced production in early 2010, our pork oil facility commenced production in April 2010, and the expansion of our Anyang production facilities was completed in August 2010; (ii) we have built up our brand image and recognition through advertisements on China Central TV and local television and through product promotions; (iii) we have increased the number of stores and other channels through which we sell our products and we have improved the efficiency of these stores; and (iv) we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products, such as our products. As presented in the table above, our most significant revenue increases were generated from our wholesalers and distributors and our retail channels.  Retail channels are the highest gross profit margin channels and are the channels through which we build up our brand recognition in the market.  Our Zhongpin logo and brand name are prominently displayed in each of the retail stores and supermarket counters that sell our products.

Cost of Sales. Our cost of sales increased from $171.1 million for the three months ended September 30, 2009 to $213.8 million for the three months ended September 30, 2010, which represented an increase of $42.7 million, or approximately 25%. Our cost of sales primarily includes our costs of raw materials, labor costs and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 96%, our overhead typically accounts for 2.5% and our labor costs typically accounts for 1.5%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with our increase in sales revenue.

	Cost of Sales by Division (unaudited)
	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	61,897	$117.0	$1,890	58,182	$95.6	$1,643
Frozen pork	38,431	62.0	1,613	34,967	55.1	1,576
Prepared pork products	19,052	31.2	1,638	10,086	17.1	1,695
Vegetables and Fruits	6,495	3.6	554	5,735	3.3	575
Total	125,875	$213.8	$1,699	108,970	$171.1	$1,570

Our gross profit margin (gross profit divided by sales revenue) decreased from 12.2% for the three months ended September 30, 2009 to 11.3% for the three months ended September 30, 2010.  The decrease in our gross margin during the third quarter of 2010 was primarily due to (i) the percentage increase in pork prices being less than the percentage increase in hog prices, which is the main part of cost of sales, (ii) we are not able to adjust the selling price of our frozen and prepared pork products as frequently as we can for our chilled pork products, so in this quarter, while hog prices increased, the margins of prepared and frozen products grew smaller, and (iii) our strategic decision to take steps to increase our market share and utilization rate of our production capacity at a time when our production capacity increased due to the opening of new production facilities.  As a result, our gross profit margin was lower than the level we would expect to achieve once we fully integrate our new production facilities and expand into new regional markets for our products.  We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses increased from $4.5 million for the three months ended September 30, 2009 to $6.1 million for the three months ended September 30, 2010, which represented an increase of $1.6 million, or approximately 36%. As a percentage of revenues, general and administrative expenses increased from 2.3% for the three months ended September 30, 2009 to 2.5% for the three months ended September 30, 2010.

The increase in general and administrative expenses during the three months ended September 30, 2010 was primarily the result of a $0.5 million increase in bad debt provision and a $0.5 million increase in depreciation.

Selling Expenses. Selling expenses increased from $3.8 million for the three months ended September 30, 2009 to $5.4 million for the three months ended September 30, 2010, which represented an increase of $1.6 million, or approximately 42%. The increase in selling expenses was primarily the result of our increased sales of pork and pork products and was primarily due to a $1.0 million increase in advertising cost and a $0.4 million increase in salaries. As a percentage of revenues, selling expenses increased from 1.9% for the three months ended September 30, 2009 to 2.2% for the three months ended September 30, 2010.

Interest Expense (net of interest income and interest capitalization). Interest expense net of interest income increased from $1.7 million for the three months ended September 30, 2009 to $2.4 million for the three months ended September 30, 2010, which represented an increase of $0.7 million, or approximately 41%. The increase in interest expense was primarily the result of an increase of $35.7 million in long-term bank loans and an increase of $3.2 million in short-term bank loans.

Other Income and Government Subsidies.  Other income and government subsidies increased from $0.1 million for the three months ended September 30, 2009 to $2.2 million for the three months ended September 30, 2010, which represented an increase of $2.1 million. This increase was primarily the result of an increase of $1.0 million in government subsidies and an increase of $1.1 million in other income, which is due to the reversal of a tax payable accrued from the sale-leaseback transactions in the year ended December 31, 2009 due to the government policy changes.  The changes in government subsidies are discussed in Note 11 of Notes to Consolidated Financial Statements.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.3 million in the provision for income taxes for the three months ended September 30, 2010 over the three months ended September 30, 2009 resulted from the increase in revenue from prepared meat products.

Comparison of Nine Months Ended September 30, 2010 and 2009

Revenue. Total revenue increased from $510.5 million for the nine months ended September 30, 2009 to $660.4 million for the nine months ended September 30, 2010, which represented an increase of $149.9 million, or approximately 29%. The increase in revenues during the first nine months of 2010 was primarily due to increased sales volume in our meat and meat products divisions resulting from the effects of the continuing increases in the number of our retail channels, geographic expansion and increased sales to chain restaurants, food service providers and wholesalers and distributors in the PRC.  The following table presents certain information regarding our sales by product division for the nine months ended September 30, 2010 and 2009.

	Sales by Division (unaudited)
	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	197,515	$359.7	$1,821	153,767	$277.6	$1,805
Frozen pork	110,360	176.0	1,595	95,274	159.6	1,675
Prepared pork products	53,846	111.7	2,074	29,806	64.8	2,174
Vegetables and Fruits	15,787	13.0	823	11,111	8.5	765
Total	377,508	$660.4	$1,749	289,958	$510.5	$1,761

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

In the first nine months of 2010, we increased our sales of chilled pork products by approximately $82.1 million over the amount of our sales of such products in the first nine months of 2009. As shown in the table above, our average price during the first nine months of 2010 was approximately $1,821 per metric ton for chilled pork, compared to $1,805 during the first nine months of 2009, an increase of 1%.  The number of metric tons of chilled pork sold during the first nine months of 2010 increased by 43,748, or 28% from the first nine months of 2009.  Our total revenue increased primarily due to successful capacity expansion, increased sales to existing customers, and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers, and partially due to the slight increase in average price in the first nine months of 2010 as a result of market fluctuations.

In the first nine months of 2010, we increased our sales of frozen pork products by approximately $16.4 million over the amount of our sales of such products in the first nine months of 2009. Our average price during the first nine months of 2010 was approximately $1,595 per metric ton for frozen pork compared to $1,675 during the first nine months of 2009, a decrease of 5%.  The number of metric tons of frozen pork sold during the first nine months of 2010 increased by 15,086, or 16% from the first nine months of 2009.  Despite the decrease in average price in the first nine months of 2010 as a result of market fluctuations, our total revenue still increased due to successful capacity expansion, increased sales to existing customers, and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In the first nine months of 2010, we increased our sales of prepared pork products by approximately $46.9 million over the amount of our sales of such products in the first nine months of 2009. Our average price during the first nine months of 2010 was approximately $2,074 per metric ton for prepared pork products compared to $2,174 during the first nine months of 2009, a decrease of 5%. The number of metric tons of prepared pork products sold during the first nine months of 2010 increased by 24,040, or 81% from the first nine months of 2009.  This product division is becoming more important to our business as customers increasingly demand prepared pork products and are willing to pay higher average prices for the convenience of such products.. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacities for this division.

The following table shows our revenues by distribution channel for the first nine months of 2010 and 2009, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)
	Nine Months Ended September 30,		Net	Percentage
	2010	2009	Change	of Change

Retail channels	$262.3	$216.1	$46.2	21%
Wholesalers and distributors	208.9	152.3	56.6	37%
Restaurants and food services	182.3	137.6	44.7	32%
Export	6.9	4.5	2.4	53%
Total	$660.4	$510.5	$149.9	29%

The increase in sales to different distribution channels was mainly due to the following factors: (i) our production capacity has increased since our Tianjin production facilities commenced production in early 2010, our pork oil facility commenced production in April 2010, and the expansion of our Anyang production facilities was completed in August 2010; (ii) we have built up our brand image and recognition through advertisements on China Central TV and local television and by product promotions; (iii) we have increased the number of stores and other channels through which we sell our products and we have improved the efficiency of these stores; and (iv) we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products, such as our products.

During the nine months ended September 30, 2010, revenues from export sales increased to $6.9 million, which represented an increase of $2.4 million, or approximately 53%, as compared with the nine months ended September 30, 2009.

Cost of Sales. Our cost of sales increased from $448.7 million for the nine months ended September 30, 2009 to $582.9 million for the nine months ended September 30, 2010, which represented an increase of $134.2 million, or approximately 30%. Our cost of sales primarily includes our costs of raw materials, labor costs and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 96%, our overhead typically accounts for 2.5% and our labor costs typically accounts for 1.5%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with our increase in sales revenue.

	Cost of Sales by Division (unaudited)
	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	197,515	$320.3	$1,622	153,767	$246.8	$1,605
Frozen pork	110,360	162.2	1,470	95,274	146.2	1,535
Prepared pork products	53,846	89.6	1,664	29,806	48.6	1,631
Vegetables and Fruits	15,787	10.8	684	11,111	7.1	639
Total	377,508	$582.9	$1,544	289,958	$448.7	$1,547

Our gross profit margin (gross profit divided by sales revenue) decreased from 12.1% for the nine months ended September 30, 2009 to 11.7% for the nine months ended September 30, 2010. The decrease in our gross margin during the first nine months of 2010 was primarily due to (i) the percentage increase in pork prices being less than the percentage increase in hog prices in the nine months ended September 30, 2010, which is the main part of cost of sales, (ii) we are not able to adjust the selling price of our frozen and prepared pork products as frequently as we can for our chilled pork products, so in the nine months ended September 30, 2010, while hog prices increased, the margins of prepared and frozen products grew smaller, and (iii) our strategic decision to take steps to increase our market share and utilization rate of our production capacity at a time when our production capacity increased due to the opening of new production facilities.  As a result, our gross profit margin was lower than the level we would expect to achieve once we fully integrate our new production facilities and expand into new regional markets for our products.  We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses increased from $13.3 million for the nine months ended September 30, 2009 to $17.8 million for the nine months ended September 30, 2010, which represented an increase of $4.5 million, or approximately 34%.   As a percentage of revenues, general and administrative expenses increased from 2.6% for the nine months ended September 30, 2009 to 2.7% for the nine months ended September 30, 2010.

The increase in general and administrative expenses during the nine months ended September 30, 2010 was primarily the result of a $0.6 million increase in salary expense due to the expansion of our business, which required us to hire more employees. Also the increase was the result of a $1.3 million increase in depreciation, a $0.6 million increase in training expenses and a $0.9 million increase in bad debt provision due to a higher accounts receivable balance due to a higher volume of sales.

Selling Expenses. Selling expenses increased from $9.3 million for the nine months ended September 30, 2009 to $14.4 million for the nine months ended September 30, 2010, which represented an increase of $5.1 million, or approximately 55%. The increase in selling expenses was primarily due to the increase in sales of pork and pork products and was primarily due to a $2.5 million increase in advertising and promotional fees, a $1.1 million increase in salaries and a $0.9 million increase in transportation fees. As a percentage of revenues, selling expenses increased from 1.8% for the nine months ended September 30, 2009 to 2.2% for the nine months ended September 30, 2010.

Impairment Loss. Impairment loss for the nine months ended September 30, 2010 is $1.0 million, compared to nil for the nine months ended September 30, 2009. The increase is due to the write-off of the value added tax (“VAT”) recoverable from the Heilongjiang facility. We terminated the lease of that facility at the end of 2008. We determined that the recoverability of the VAT is not likely because there has been no operation in Heilongjiang Zhongpin Food Company Limited since the termination of the lease.

Interest Expense (net of interest income and interest capitalization). Interest expense net of interest income increased from $4.5 million for the nine months ended September 30, 2009 to $5.7 million for the nine months ended September 30, 2010, which represented an increase of $1.2 million, or approximately 27%. The increase in interest expense was primarily the result of an increase of $35.7 million in long-term bank loans and an increase of $3.2 million in short-term bank loans.

Other Income and Government Subsidies. Other income and government subsidies increased from $0.6 million for the nine months ended September 30, 2009 to $4.7 million for the nine months ended September 30, 2010, which represented an increase of $4.1 million. This increase was primarily the result of an increase of $2.6 million in government subsidies and an increase of $1.1 million in other income, which is due to the reversal of a tax payable accrued from the sale-leaseback transactions in the year ended December 31, 2009 due to the government policy changes.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.8 million in the provision for income taxes for the nine months ended September 30, 2010 over the nine months ended September 30, 2009 resulted from the increase in revenue from prepared meat products.

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

The following tables show our sales volume and the production volume in metric tons by product division for the three-month and nine-month periods ended September 30, 2010 and 2009.

	Sales by Division (in metric tons)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	61,897	58,182	197,515	153,767
Frozen pork	38,431	34,967	110,360	95,274
Prepared pork products	19,052	10,086	53,846	29,806
Vegetable and Fruits	6,495	5,735	15,787	11,111
Total	125,875	108,970	377,508	289,958

	Production by Division (in metric tons)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	61,835	57,840	197,252	153,678
Frozen pork	37,071	36,793	122,864	107,038
Prepared pork products	19,793	9,654	54,167	31,026
Vegetable and Fruits	6,229	6,637	14,803	12,143
Total	124,928	110,924	389,086	303,885

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in the PRC in which we offered and sold our products at September 30, 2010 and December 31, 2009, 2008 and 2007.

		December 31,
	September 30, 2010	2009	2008	2007

Number of products	417	392	314	270
Number of retail stores	3,285	3,205	3,061	2,939
Expansion of Market Coverage
Number of provinces	24	24	24	24
Number of first-tier cities	29	29	29	29
Number of second-tier cities	128	120	106	93
Number of third-tier cities	415	383	324	287

Liquidity and Capital Resources

At September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $62.4 million and $69.0 million, respectively. At September 30, 2010, we had working capital of approximately $21.7 million.

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

For the nine months ended September 30, 2010, net cash provided by operating activities was $20.6 million, which represented a decrease of $1.6 million as compared to the net cash provided by operating activities of $22.2 million for the same period of 2009.  The decrease was primarily due to a $14.0 million decrease in cash flow from operating assets and liabilities, which was partly offset by a $6.6 million increase in net income and a $5.9 million increase in non-cash items.  Of the non-cash items, depreciation and amortization accounted for $4.1 million of change due to the fact that more plants, equipment and machinery were put into use.

Cash flow from changes in operating assets and liabilities decreased approximately $14.0 million, as compared to the negative cash flow of $18.5 million from changes in operating assets and liabilities for the same period of the prior year. Of the $14.0 million decrease, $10.4 million was attributable to the change of cash flow from accounts receivable due to the fact that the volume of sales in the nine months ended September 30, 2010 was significantly higher compared to the same period of the prior year, and $4.4 million was attributable to the change on allowance receivable. The central government granted us this amount of allowance because we helped the government in building government reserves last year. We expected to receive this allowance when the government finishes certain procedures during the fourth quarter of this year.

Net cash used in investing activities was $95.9 million for the nine months ended September 30, 2010, which represented an increase of $12.3 million as compared to the net cash of $83.6 million used by investing activities for the same period of the prior year. We spent $12.9 million more on restricted cash so that we can issue bank notes and use these notes to pay to suppliers, $16.6 million less on land use rights and $16.0 million more on purchase deposit for land use rights during the first nine months of 2010 compared to the same period of 2009.

Net cash provided by financing activities was $67.5 million during the nine months ended September 30, 2010, an increase of $21.1 million compared to the net cash provided by financing activities of $46.4 million for the same period of the prior year.  We had net proceeds of $10.3 million for short-term bank loans and received $39.4 million in net proceeds from long-term bank loans during the current period. We optimized our balance sheet by borrowing more long-term bank loans and less short-term loans.

At September 30, 2010, Henan Zhongpin had short-term and long-term bank and governmental loans in the aggregate amount of $187.1 million with interest rates ranging from 4.78% to 5.76% per annum, as shown below.

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date

Short-term Loans

Industrial and Commercial Bank of China	$22,384,385	$4,476,877	4.86%	12/15/2010

China Everbright Bank	7,461,462	—

Bank of Luoyang	4,476,877	4,476,877	5.31%	01/17/2011

Bank of Communications	5,969,169	—

China Construction Bank	29,845,846	7,461,462	5.04%	07/25/2011

China CITIC Bank	46,261,062	4,476,877	5.31%	01/19/2011
		4,476,877	5.31%	06/25/2011

Agriculture Development Bank of China	104,460,462	6,282,157	4.86%	12/27/2010
		9,252,212	5.31%	12/30/2010
		6,969,005	5.31%	12/28/2010
		7,364,463	5.31%	07/08/2011
		2,984,585	5.31%	09/28/2011

Shanghai Pudong development Bank of China	17,907,508	—

China Minsheng Bank	7,461,462	—

Bank of China	14,922,923	—

China Merchants Bank	41,784,185	4,476,877	5.31%	08/31/2011
		4,476,877	5.31%	02/01/2011
		6,715,314	5.31%	07/30/2011
		2,238,438	5.31%	08/10/2011

Guangdong Development Bank	10,446,046	—

Xuchang Commercial Bank	4,476,877	2,984,585	4.78%	05/11/2011

Rabobank Nederland	14,922,923	2,984,585	5.31%	05/28/2010

Zhongyuan Trust Co., Ltd.		17,907,508	5.04%	03/31/2011

Bank	Maximum Credit Availability	Amount Borrowed	Interest Rate	Maturity Date

City Finance –short-term		29,845	0.00%	Extendable
Total		$100,035,421

Long-term Loan - Current portion

Canadian Government Transfer Loan		145,670	6.02%	11/15/2010

China Construction Bank	29,845,846	7,461,462	5.40%	06/10/2011

Rabobank Nederland	14,922,923	2,984,585	5.40%	06/15/2011
		5,969,169	5.40%	07/09/2011

Agriculture Bank of China	119,383,385	1,193,834	5.76%	03/18/2011
Total		$17,754,720

Long-term Loans

China Construction Bank	29,845,846	5,969,169	4.86%	06/29/2013

Agriculture Bank of China	119,383,385	1,492,293	5.76%	03/18/2012
		746,146	5.76%	09/17/2012
		10,595,275	5.40%	02/03/2013
		1,492,293	5.76%	03/18/2013
		746,146	5.76%	09/17/2013
		1,492,293	5.76%	03/18/2014
		9,699,900	5.76%	12/17/2014
		12,684,484	5.76%	12/27/2014
		7,461,462	5.76%	07/11/2015

China Merchants Bank	37,307,308	14,176,776	5.76%	11/26/2014

Changge Old Town	1,522,857	1,522,857	7.00%	Extendable

Canadian Government Transfer Loan		1,270,593	*	05/15/2042

Total		$69,349,687

* 17% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free.  All repayments are applied first to the interest-bearing portion of this loan.

Of our outstanding short-term loans at September 30, 2010, $16.2 million aggregate principal amount of loans was secured by our land and plants located in the PRC and $16.4 million aggregate principal amount of loans was guaranteed by Henan Huanghe Enterprises Group Co., Ltd., a group corporation based in Henan province that is not affiliated with our company or with any of our subsidiaries (“Huanghe Group”).

In September 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.2 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on September 30, 2010) and are payable in installments on March 18, 2012, 2013 and 2014 and December 27, 2014.  Borrowings under the loan agreement are guaranteed by Yongcheng Zhongpin Food Company Limited.

In June 2010, in connection with the purchase of a piece of land from Changge Old Town, Henan Zhongpin entered into an agreement with Changge Old Town, which provided that instead of accepting payment of the purchase price of RMB 10.2 million ($1.5 million), Changge Old Town extended a loan to Henan Zhongpin with a principal amount equal to the purchase price and bearing interest at the rate of 7.00% per annum payable on the date of the agreement and each anniversary thereafter.  Such loan does not have a fixed term and the principal amount of the loan should be repaid by Henan Zhongpin upon six months prior written notice of Changge Old Town.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (4.86% per annum on September 30, 2010) and are payable on June 29, 2013.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Henan Zhongpin.

In March 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on September 30, 2010) and are payable in installments on March 18, 2012, 2013 and 2014 and December 27, 2014. Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In March 2010, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 47.5 million ($7.1 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on September 30, 2010) and are payable on November 26, 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In February 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($10.6 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on September 30, 2010) and are payable on February 3, 2013.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($10.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on September 30, 2010) and are payable on December 27, 2014. Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 47.5 million ($7.1 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on September 30, 2010) and are payable on November 26, 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a sale-leaseback agreement with CMB Financial Leasing Co., Ltd. (“CMB Leasing”) pursuant to which we sold to CMB Leasing equipment with a book net value of $8.3 million for $5.9 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At September 30, 2010, the monthly rental fee under the agreement was $528,049, which included an interest component calculated at the rate of 4.91% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 2009, our subsidiary Luoyang Zhongpin Food Co., Ltd. entered into a sale-leaseback agreement with CMB Leasing pursuant to which we sold to CMB Leasing equipment with a book net value of $6.8 million for $4.4 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At September 30, 2010, the monthly rental fee under the agreement was $396,037, which included an interest component calculated at the rate of 4.91% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 2009, our subsidiary Zhumadian Zhongpin Food Co., Ltd. entered into a sale-leaseback agreement with De Lage Landen (China) Co., Ltd. (“De Lage Landen”) pursuant to which we sold to De Lage Landen equipment with a book net value of $5.9 million for $6.0 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At September 30, 2010, the monthly rental fee under the agreement was $176,482, which included an interest component calculated at the rate of 5.31% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In June 2010, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the new agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to RMB 150 million ($22.1 million) and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to RMB 150 million ($22.1 million). The agreement will expire in June 2011.  At the expiration of the agreements, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreements.  At September 30, 2010, Henan Zhongpin had outstanding guarantees for $16.4 million of Huanghe Group’s bank loans under the agreements.  All of the bank loans of Huanghe Group guaranteed by Henan Zhongpin will mature within the next 12 months.

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.5 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on September 30, 2010) and are payable on June 10, 2011.  Borrowings under the loan agreement are guaranteed by the land use right, property and plant of Henan Zhongpin.

In May 2009, Henan Zhongpin entered into a loan agreement with China Minsheng Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.40% per annum on September 30, 2010) and are payable on May 6, 2011. Borrowings under the loan agreement are guaranteed by our wholly-owned subsidiary, Yongcheng Zhongpin Food Co., Ltd. In the third quarter of 2010, Henan Zhongpin paid back all loans and terminated the loan agreement with China Minsheng Bank without any extra cost.

In November 2008, Henan Zhongpin entered into a sale-leaseback agreement with CMB Leasing pursuant to which we sold to CMB Leasing equipment with a book net value of $6.6 million for $4.6 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At September 30, 2010, the monthly rental fee under the agreement was $138,859, which included an interest component calculated at the rate of 5.40% per annum. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a three-year term loan of up to RMB 80 million ($11.9 million). On June 10, 2008, the first 50% of the long-term loan was funded by the bank. The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008. Amounts currently outstanding under the long-term loan bear interest at the rate published by the People’s Bank of China for loans with the same or similar terms (5.40% per annum on September 30, 2010). The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date. Henan Zhongpin repaid $2.9 million of the loan on June 10, 2010 and $9.0 million remained outstanding as of September 30, 2010.

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

We believe our existing cash and cash equivalents, together with our available lines of credit ($341.2 million at September 30, 2010), will be sufficient to finance our investment in new facilities, operating requirements and anticipated capital expenditures of approximately $105.8 million over the next 12 months. We intend to use such funds over the next 12 months to fund our capacity expansion and the construction of supporting facilities and to supplement our working capital requirements to enable us to strengthen our market position and accelerate our growth. We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders as we have done in the past. We also we intend to optimize our loan structure by replacing certain of our short-term indebtedness with additional long-term debt.

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

Part II – Other Information

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

During the nine months ended September 30, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date: November 9, 2010	Zhongpin Inc.
(Company)

	By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

	By:	/s/ Feng Wang
Feng Wang
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

31.1*	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith