Form 10-K
period 2010-12-31
ZHONGPIN INC.
filed 2011-03-07
CIK 1277092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On March 2, 2011, there were 35,355,502 shares of the registrant’s common stock outstanding.

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market was approximately $316.3 million as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter).  Shares of common stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding common stock has been excluded from the calculation.  This determination of affiliated status may not be conclusive for other purposes.

Documents Incorporated by Reference:   Portions of the registrant’s proxy statement for its 2011 annual meeting of stockholders, which the registrant expects to file with the Securities and Exchange Commission within 120 days after December 31, 2010, are incorporated by reference into Part III of this report.

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

PART I

In this Annual Report on Form 10-K, we will refer to Zhongpin Inc., a Delaware corporation, as “our company,” “we,” “us” and “our.”

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of December 31, 2010, which was RMB6.6227 to $1.00. We make no representation that the Renminbi amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On March 2, 2011, the middle rate was RMB6.5736 to $1.00.

Item 1. — Business

Overview

We are principally engaged in the meat and food processing and distribution business in the People’s Republic of China, (the “PRC” or “China”).  We are developing what we believe is a nationally recognized brand of high-quality, fresh-tasting, healthy and nutritious meat and food products targeting China’s middle class.  As of December 31, 2010, our product line included over 390 unique meat products, including chilled pork, frozen pork and prepared meats, and over 35 vegetable and fruit products. We sell these products on both a wholesale basis to 31 fast food companies in China, 59 processing factories and other purchasers, and on a retail basis through an exclusive network of showcase stores, branded stores and supermarket counters.  We currently have 13 processing plants in China, located in Henan, Jilin and Sichuan provinces and in the municipality of Tianjin. Our total production capacity for chilled pork and frozen pork is approximately 1,566 metric tons per eight-hour day, or approximately 563,760 metric tons on an annual basis. In addition, we have production capacity for prepared meats of approximately 250 metric tons per eight-hour day, or approximately 90,000 metric tons on an annual basis, and for vegetables and fruits of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We also have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We use state-of-the-art equipment in all of our processing facilities and sell all of our products under our “Zhongpin” brand name.

As of December 31, 2010, our wholesale customers included 31 international and domestic fast food companies in China, 59 processing factories and 1,695 school cafeterias, factory canteens, hotels, army bases, and government departments.  As of such date, we also sold directly to 3,326 retail outlets, including supermarkets, within China.

We have an advanced logistics system that integrates transportation, warehouse management, and inventory control systems as well as marketing and manufacturing. To differentiate our company from other food processing companies, we believe that we have also successfully implemented a unique retail strategy that emphasizes the establishment of a network of showcase stores, branded stores and supermarket counters that are exclusive retailers of our product lines.  As of December 31, 2010, we had a total of 157 showcase stores, 1,072 branded stores and 2,097 supermarket counter locations.

Through this strategy, we have established distribution networks in 20 provinces and in the four central government-administered municipalities of Beijing, Shanghai, Tianjin and Chongqing in the North, East, South and Mid-South regions of China, and have also formed strategic business alliances with leading supermarket chains within China. We also export our products to Europe, Hong Kong as well as other selected countries and regions in Asia.

We believe that the following competitive strengths enable us to compete effectively in China’s meat products market:

•                  The ‘‘Zhongpin’’ brand name is well-recognized throughout our target markets in China;

•                  We have multi-tiered retail channels which service a diverse customer base;

•                  We have established an extensive distribution network supported by our strong cold chain logistics capabilities;

•                  We maintain strong production capabilities backed by sophisticated research and development and an advanced quality assurance system; and

•                  We have an experienced management team.

Development of Business

We are a holding company and conduct substantially all of our production, marketing, finance, research and development, and administrative activities through our indirect subsidiaries located in China.  We were incorporated in the State of Delaware under the name “Strong Technical, Inc.” on February 4, 2003.  Prior to March 30, 2005, we had been engaged in the business of supplying skilled workers and engineering professionals (engineers, designers and draftspersons) to businesses on a temporary basis.  From March 30, 2005 to January 30, 2006, we did not generate any significant revenue and we accumulated no significant assets as we explored business opportunities as a publicly held “shell” corporation.  We entered into our current line of business in January 2006 by acquiring Falcon Link Investment Limited, a holding company formed in the British Virgin Islands (“Falcon Link”), and its operating subsidiaries located in China, including Henan Zhongpin Food Share Co., Ltd. (“Henan Zhongpin”).

In 1993, Changge Meat Factory, a predecessor to Henan Zhongpin, was established in China as a state-owned meat processing factory from a spin-off of a larger state-owned enterprise.  In 1997, six individuals purchased the ownership of Changge Meat Factory in connection with a privatization program encouraged by the Chinese government and established Changge Zhongpin Food Industry Co., Ltd. as a privately held entity.  In 2000, Changge Zhongpin Food Industry Co., Ltd. changed its corporate name to “Henan Zhongpin Food Share Co., Ltd.”

To raise equity capital from investors outside of China, the six individual shareholders of Henan Zhongpin established Henan Zhongpin Food Co., Ltd. (“HZFC”) in May 2005 to hold their equity interest in Henan Zhongpin, and in July 2005, formed Falcon Link to hold their equity interest in HZFC.  As Falcon Link is a company registered overseas, as a result of its acquisition of HZFC, HZFC became a wholly owned foreign enterprise under the laws of China.

On January 30, 2006, we acquired all of the outstanding shares of Falcon Link in exchange for the issuance by us of an aggregate of 11,250,005 restricted shares of our common stock to the shareholders of Falcon Link.   In connection with such share exchange, all of our officers and directors at that time resigned as officers and directors of our company, and new directors and executive officers were appointed.  As a result of our share exchange with Falcon Link, which is commonly referred to as a “reverse acquisition,” Falcon Link became our wholly owned subsidiary and we changed our corporate name to Zhongpin Inc.

Our corporate organizational chart is shown below.

(1)          Under the laws of China applicable at that time, Henan Zhongpin was required to have at least five individual shareholders to use the word “share” in its corporate name.  In connection with the transfer of a majority of their shares of Henan Zhongpin to HZFC in May 2005, each of the six individual shareholders of Henan Zhongpin (Xianfu Zhu (currently holding a 1.22% interest in Henan Zhongpin), Baoke Ben (currently holding a 0.13% interest in Henan Zhongpin), Shuichi Si (currently holding a 0.09% interest in Henan Zhongpin), Qinghe Wang (currently holding a 0.09% interest in Henan Zhongpin), Chaoyang Liu (currently holding a 0.09% interest in Henan Zhongpin) and Juanjuan Wang (currently holding a 0.08% interest in Henan Zhongpin)) entered into an agreement with HZFC, the controlling shareholder of Henan Zhongpin, pursuant to which such individual shareholders irrevocably assigned to HZFC all of the economic benefits to which he is or may be entitled as a shareholder of Henan Zhongpin.  As a result of such agreements, HZFC, which is a wholly owned indirect subsidiary of our company, is entitled to 100% of any cash dividends declared and paid by Henan Zhongpin and to vote all outstanding shares of capital stock of Henan Zhongpin in any action by the shareholders of Henan Zhongpin.

Due to changes in local market conditions, we terminated Heilongjiang Zhongpin Food Co., Ltd.  and Hengshui Zhongpin Food Co., Ltd. in the fourth quarter of 2010 without any additional cost or expense. The Heilongjiang and Hengshui markets have been covered mostly by our facilities in Jilin and Tianjin, respectively.

Industry Overview

The Meat Industry in China.  According to preliminary data contained in an October 2010 report of the United States Department of Agriculture, in 2010, the market for pork in China was the largest in the world, accounting for approximately 49% of global production and consumption.  In value terms, China’s overall meat industry is the second largest sector in the country’s entire retail food market.  Historically, the vast majority of meat sales in China have taken place in free wet markets, most of which are found in open-air markets or on streets.  These markets provide a venue through which customers can buy live poultry or freshly slaughtered meat produce directly from local farmers.  However, with the increase of living and hygiene standards, PRC governmental agencies have encouraged the replacement of open air markets with supermarkets and convenience stores and, consequently, the market share of open air markets has declined.  In 2010, the China Meat Association, or CMA, put forth the China Meat Industry Development Strategy Report for 2011-2015, which targets a decrease in sales of room temperature pork to below 50% of total pork sales in cities at or above the county level by 2015. We believe this trend will favorably affect our chilled and frozen pork wholesale business and will result in additional customers for the network of showcase stores, branded stores and supermarket counters that retail our products on an exclusive basis.

The meat industry in China is characterized by fragmentation, sanitation and hygiene issues, as well as social demographic trends. The meat industry is highly fragmented, and supply is extremely localized with limited distribution capability.  China’s large size and under-developed transport infrastructure have made it difficult to create national or even regional level brands in the industry.

There are no governmental restrictions on the ability of foreign entities to enter the meat and food processing business in China, which has been designated as an encouraged industry for foreign investment.

The Retail Meat Market. The retail market for fresh and processed meat and meat products in China has grown substantially in value during the past several years, primarily due to the following key factors:

•                  Increased consumer spending power, which has led to heightened consumer aspirations and the ability of consumers to make more frequent purchases of fresh and processed meat and meat products, as well as purchases of more expensive products;

•                  Development of more integrated distribution systems and infrastructure throughout China, which has led to better distribution around the country from manufacturer to retailer;

•                  Rationalization and consolidation of the domestic industry, which has improved industry productivity and profitability, and raised the level of market supply; and

•                  Increased market penetration of more organized retail outlets with chilled and frozen product display cabinets which, in turn, has created larger overall outlets for fresh and processed meat and meat products.

These factors have led not only to increased consumer demand, but also to improvements in the ability of meat processors and distributors to get their products to consumers in fresher condition.  Meat processors also have helped to increase demand by increasing the variety of products they are able to supply.

As consumer lifestyles in China’s cities have become busier, people are finding that they have less time to prepare meals at home from fresh products alone. This has created a market for more convenient foods, such as partly cooked meats, processed meats and ready-to-eat meals containing meat.

We believe that retail sales of frozen and chilled meat products have been growing fast over the past several years. Improvements in the retail infrastructure helped to spur growth in these sectors, but the proliferation of better-equipped stores containing chiller and freezer cabinets is only part of the equation. Just as important is the success of major players in developing — and generating widespread consumer interest in — new products at a time when local consumers have been looking to spend their increased incomes on more meat products. Furthermore, the spread of more organized retailers into rural areas, particularly through the rural retail chain store program is encouraging the use of chiller and freezer cabinets in the countryside at a time when the rural appliance rebate scheme is driving strong growth in rural sales of household appliances, especially refrigerators. This is creating new markets for chilled and frozen food in rural areas, as well as new potential growth for sales of frozen and chilled meats.

We believe that total sales value in the meat sector will follow similar trends to those seen in recent years, though probably at more consistent rates. Overall growth rates are expected to see continued slowing as the market matures, but we expect chilled and frozen meats, and prepared meat products to still experience rapid growth as a result of increased demand and continuing market penetration due to the spread of modern retail outlet chains such as hypermarkets, supermarkets and convenience stores.

Business Strategy

Our long-term business strategy is to establish our company as the leading provider of meats and fresh foods in China.  Our goal is to increase our market presence and to provide our customers with the highest quality, freshest, healthiest, most nutritious and safest meat and food products.  The key elements of our growth strategy include the following:

Increase our brand recognition.  We believe we can best achieve sustainable growth through a recognizable brand name.  We are focused on building a leading, nationally known brand name in China’s food processing industry.  To that end, we intend to continue to invest heavily in building our “Zhongpin” brand as a symbol of health, nutrition, freshness and quality.  We plan to build our brand by implementing a comprehensive brand awareness program that will focus on advertising and promotion, pricing strategies, distribution channels and packaging design and functionality.  In addition, in order to differentiate the quality of our products from those of our competitors and to help foster strong brand recognition with consumers, we have established and implemented a network of specialty grocery stores, branded stores and exclusive supermarket counters to showcase our meat, vegetable and fruit products.  As of December 31, 2010, we had 157 showcase stores, 1,072 branded stores and 2,097 “Zhongpin” supermarket counters. We believe our retail stores will create additional brand awareness that will benefit our wholesale customers and showcase all of our products in a manner that will provide consumers with an enhanced appreciation of the scope of our offerings.

Expand our market presence and strengthen our leading logistics capabilities.  We regard our logistics capabilities as a key to our growth strategy and believe our comprehensive plan for logistics management, which includes the integration and coordination of our transportation and warehouses, warehouse management, inventory and transportation control systems, together with the integration of our marketing and manufacturing efforts, will enable us to accelerate our growth by expanding our operations across China.  As of December 31, 2010, we operated sales offices in 127 cities in China and had warehouses in 92 of those cities, including Shanghai, Beijing, Guangzhou, Zhengzhou, Wuhan and Xi’an.  We plan to expand our network of sales offices and warehouses into up to ten additional cities in China by the end of 2011 and are targeting cities with more than one million and less than three million residents, annual per capita income exceeding RMB10,000 ($1,466), sufficient infrastructure, including transportation and telecommunications, and a favorable commercial environment.

Increase our production capacity. We plan to establish production facilities in, or near, major cities in primary markets of East, Northeast and North China that will increase our overall production capacity. We plan to develop capacity for chilled and frozen pork and prepared pork products as well as cold chain logistics facilities, in all of these targeted markets. We anticipate that we will mainly expand our capacity through building standardized facilities, but may also explore acquisitions and leasing to further expand our capacity.

Expand and optimize our product lines.  As of December 31, 2010, our product lines included over 390 types of pork products and over 35 different categories of vegetables and fresh fruits.  In 2000, we established a research and development center to help us develop new processing technologies and food products.  We also engage unaffiliated scientists and experts as our outside technical consultants in the development of new processes and products.  Furthermore, our strategic planning and marketing departments conduct market studies that seek to identify developing trends in the meat and fresh foods industries and evaluate the ever-changing consumption patterns of consumers in China. Leveraging the information from these market studies, we intend to strengthen our market position and accelerate our growth by introducing new lines of low temperature meat products, with a view to maintaining customer interest and creating new demand.  We also believe the introduction of new products will broaden our product range and make it more difficult for new competitors to enter the market or to attain significant market share.  As of December 31, 2010, we had over 100 new products under development.

Maintain our technological superiority.  We have pursued an integrated approach in designing our operations and have formulated a strategy to address important issues in the meat and fresh foods industry in China, such as hygiene, sanitation and distribution capability, that have historically hindered the development of national brands in the industry.  We have purchased state-of-the-art equipment and installed production lines with the most advanced technology in our processing plants.  We believe our logistics management capabilities also provide us a competitive advantage by allowing us to implement significant modifications in our logistics systems on a quick response basis.  With feedback from our marketing and sales teams, procurement department and strategic planning group, we are able to modify our systems in response to changes in the marketplace, competitive environment, government regulations and technology, such as the use of bar codes to enhance the speed and accuracy of information. We plan to continue to invest in technology to grow our business.

Our Products

Our Pork Products.  The chilled and frozen pork products we produce are sold as various cuts of meat, such as the shoulder, the ribs, the loin or the leg.  Other parts of the hog, such as the head, ears, trotters and internal organs, have a ready market in China and are also distributed and sold by us.

The pork products produced by our slaughterhouses are sold to a wide variety of customers, such as meat and food distributors, wholesalers, food processing companies and supermarkets.  Our pork products are distributed and sold locally in the domestic market and also are exported.

Chilled Pork.  In our production of chilled pork, meat is chilled but not frozen at a temperature of between 32°F (0°C) and 39.2°F (4°C), immediately after it is cut and packed, and thereafter maintained at that temperature during storage or transportation.  This serves to preserve the freshness and quality of the meat. Chilled pork will usually have to be consumed within one week from the time of slaughter.

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

Frozen Pork.  In the production of our frozen pork, the meat is frozen at –31°F (–35°C) to –40°F (–40°C) for 48 hours, after which it is stored or transported at a constant temperature of between –0.4°F (–18°C) to –13°F (–25°C).  Generally, frozen pork can be kept for about 12 months from the time of slaughter.  Frozen pork is cheaper relative to chilled pork at the retail level.  Food and food processing companies usually require frozen pork in their production of processed meats such as luncheon meat and canned, stewed meat. In China, most of the pork sold in markets, supermarkets and restaurants is frozen.  The domestic customers for our frozen pork include food processing companies and food distributors.

Hog By-Products and Variety Meats.  Hog heads, ears and trotters and the internal organs, such as the kidneys, livers, stomachs and intestines, are commonly used in Chinese cuisine and therefore have a ready market.  We usually sell these by-products and variety meats to domestic customers.  These items are also sold to food processing companies to be used as raw materials for other meat and meat-based products.

Prepared Meats.  We also produce a line of prepared meats, such as sausages, hams and Chinese cured hams that includes more than 150 items that are marketed under our “Zhongpin” brand.

Live hogs and raw pork are the principal raw materials used in our production. See “Item 1A. Risk Factors - Risks Relating to Our Business - If there are any interruptions to or a decline in the amount or quality of our live hogs, raw pork or other major raw material supply, our production or sales could be materially and adversely affected.”

Our Vegetable and Fruit Products.  We contract with more than 100 farms in Henan province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes.  We have contracted with farms close in proximity to our operations to ensure freshness from harvest to processing.  The farms are relatively small, ranging in size from less than 25 acres to 123.5 acres (10-50 hectares), with the largest being approximately 1,358.5 acres (550 hectares).  We contract to grow more than 35 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans, strawberries and capsicum. In recent years, we have worked closely with the Henan Academy of Agricultural Sciences in China to improve the yield and quality of crops.

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

Manufacturing and Production

For each of the years ended December 31, 2010, 2009 and 2008 substantially all of our assets, including all of our material assets, were located in China.

As of March 1, 2011, we owned and operated seven slaughterhouses, including one in each of Changge City, Zhumadian City Anyang City, Luoyang City and Yongcheng City in Henan province, one in Tianjin Municipality, and one in Deyang City, Sichuan province, and we leased and operated one additional slaughterhouse in Gongzhuling City, Jilin province, to carry out the business of slaughtering hogs and the production and sale of chilled and frozen pork products.  Our current total production capacity for chilled pork and frozen pork is approximately 1,566 metric tons per eight-hour day, or approximately 563,760 metric tons on an annual basis.  As of such date, we owned three facilities for prepared pork products, all in Changge City, Henan province. We have production capacity for prepared pork products of 250 metric tons per eight-hour day, or approximately 90,000 metric tons on an annual basis.  We also have production capacity for vegetables and fruits of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We also have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We use state-of-the-art equipment in all of our slaughterhouses and processing facilities.

We believe we must continue to expand our production capacity to seize additional market share.  As a result, we put into operation, are currently constructing, or plan to construct, the following additional production facilities to expand our production capacity:

•                      We put the new facility in Tianjin with a production capacity of approximately 100,000 metric tons for chilled and frozen pork into operation in January 2010. The construction of phase two of the facility, with a production capacity of approximately 36,000 metric tons for prepared pork products started in October 2010. We expect to put it into operation in the second quarter of 2011.

•                      We have invested approximately $5.6 million to build an additional production facility in Changge City, Henan province.  This facility is being designed with a production capacity of 20,000 metric tons for food oil (pork oil).  We put this facility into operation in April 2010.

•                      The expansion project of our facility in Anyang City was completed in August 2010 as we planned. After expansion, Anyang facility’s pre-cooling room and equipment have improved, and its annual capacity has increased from 63,000 metric tons to 85,000 metric tons.

•                      We are investing approximately $61.5 million to build a slaughtering and processing plant, low temperature prepared pork plant, logistics center, and research and development center in Nong’an county, Changchun, Jilin province of China. This facility will have a production capacity of approximately 70,000 metric tons for chilled pork, 25,000 metric tons for frozen pork, and 30,000 metric tons for prepared pork products. The construction work started in September 2010. We expect to put the new facility for chilled and frozen pork into operation in the fourth quarter of 2011 and the new facility for prepared pork products into operation in the third quarter of 2012.

•                      We are investing approximately $63.0 million to build a production facility, warehouse and distribution center in Taizhou, Jiangsu province. This facility will have a production capacity of approximately 100,000 metric tons for chilled and frozen pork, of which 80% will be for chilled pork including easy-to-cook products and 20% for frozen pork, and 30,000 metric tons for prepared pork products. The construction work started in October 2010. We expect to put the new facility for chilled and frozen pork into operation in the third quarter of 2011 and the new facility for prepared pork products into operation in the first quarter of 2012.

•                      We expect to invest approximately $58.5 million to build a new production, research and development, and training complex in Changge, Henan province excluding the cost of land use rights that we have already obtained. When completed, we anticipate that this new facility will have a production capacity of approximately 100,000 metric tons for prepared pork products. Adjacent to this new production facility, we also plan to develop a center for research and development, training, as well as quality control. Construction for the first phase with a production capacity of approximately 50,000 metric tons for prepared pork products is scheduled to start in the first quarter of 2011 and be completed by the third quarter of 2011, and we expect the second phase, also with a production capacity of approximately 50,000 metric tons for prepared pork products, to be completed by the fourth quarter of 2012. We also plan to open the research and development and training center by the fourth quarter of 2012.

We procure hogs from local hog farms and breeders located in close proximity to our slaughterhouses.  All the hogs we purchase for slaughtering in our slaughterhouses must have all the health certificates issued by the relevant authorities in China to ensure that the hogs have been under strict and consistent supervision during the rearing period and are in good health when they are purchased by us.  In addition, the hogs slaughtered in our slaughterhouses are also subject to inspections by our own team of certified veterinarians.

Production of Chilled and Frozen Pork Products.  Our veterinarians ensure that only healthy hogs are slaughtered at our slaughterhouses. We maintain all of the required licenses and certificates from the relevant central and local government authorities with regard to our pork production business.  In May 2002, we were awarded ISO 9001 certification that covers our production, research and development and sales activities.   The ISO 9001 certification indicates that our slaughterhouses and pork production operations comply with international standards of quality assurance established by the International Organization of Standardization.  All of our production lines have also passed HACCP (Hazard Analysis and Critical Control Point) under GMP (Good Manufacturing Practice) and SSOP (Sanitation Standard Operating Procedure in China).

When hogs arrive at the slaughterhouses, our certified veterinarians, together with the local Animal Husbandry Department inspectors, conduct a physical inspection of the hogs to ascertain whether they are fit for human consumption.  Blood and urine samples are obtained from a random sample of hogs which are tested for disease.  The hogs are then weighed and are quarantined for approximately 6 to 12 hours, during which time only water is provided to the hogs.

After the quarantine period has passed, we conduct another physical inspection of the hogs. This physical inspection is conducted jointly with the inspectors from the Animal Husbandry Department.  Hogs that are found fit for human consumption will be slaughtered while those found to be deficient are immediately culled.  We shower the hogs with water before and after slaughter to clean them. Instruments used for slaughtering and cutting up the carcasses are sterilized several times a day.

Quality control checks are conducted at all production stages to detect and remove meat that is spoiled or has been infected by bacteria. The appearance of the skin, internal organs and the meat itself is subject to physical observation and laboratory testing to see if the hog is diseased.  Every hog that is slaughtered in our slaughterhouses is assigned a serial number so that a trace can be run on any processed hog.  All of these quality control checks are conducted by our veterinarians and quality control staff.

A high level of hygiene is maintained at our slaughterhouses.  All staff and visitors who enter the slaughterhouses must first put on protective clothing and be sterilized with disinfectant. All packaging materials used for meat also must be sterilized.

As of December 31, 2010, a total of 306 employees worked in our quality assurance program, of which 85 were quality control engineers and 221 were staff.  The quality control laboratory meets and exceeds all standards set by the authorities and relevant agencies in China.

Storage and Transportation of Pork Products.  The pork products from freshly slaughtered hogs at our slaughterhouses are blast frozen after slaughtering to prevent deterioration of the meat caused by bacteria or chemical changes.  Frozen meat is stored in cold storage facilities at a temperature of between –9.4°F  (–23°C) and –0.4°F (–18°C) for 24 hours before being transported.  Chilled meat is chilled to between 32°F (0°C) and 39.2°F (4°C) before being transported to customers.  The chilled and frozen pork is maintained within the requisite temperature ranges during subsequent handling, transportation and distribution to retain freshness and to prevent deterioration of the meat.

Sales, Marketing and Distribution

Our key customers are principally wholesalers, restaurants, supermarkets, large retailers and food services, such as food processing factories, school cafeterias and canteens, in China.  For the years ended December 31, 2010, 2009 and 2008, no customer accounted for 10% or more of our consolidated revenues.  No material amount of our business is dependent on government contracts.

Sales volume for the meat industry typically increases during the period leading to the one-week celebration of the Chinese Spring Festival, which usually takes place in late January or early February.  In general, demand for pork tends to be the greatest during the first quarter of the year due to the tendency of consumers to eat greater amounts of meat during the Spring Festival and the colder period of the year.  The third quarter typically is the slower season for the industry due to the lower supply of live hogs as well as the slight drop in meat consumption during the hot summer months.  However, in general we do not experience any material seasonal effect on our revenues.

As of December 31, 2010, we had sales offices in 127 cities in China, extending from Henan province, in which our headquarters is located, to South, East, North and Mid-South regions of China, and had warehouses in 92 of such cities.  We plan to further expand our network of sales offices and warehouses to 10 other cities in China by the end of 2011 in order to meet consumer demand.

We market our pork products through a sales team and a network of agents in 20 provinces and in the four central government-administered municipalities of Beijing, Shanghai, Tianjin and Chongqing throughout China.  The sales team is responsible for securing orders for our pork products, maintaining and building relationships with existing customers and for securing new customers.  Our sales team is also involved in identifying new markets in line with the existing customer base and our geographical expansion plans.

Our sales teams travel to major cities in China, such as Shanghai, Beijing, Wuhan and Zhengzhou, to market and sell our pork products to wholesale markets and selected retail chains in those cities.  We usually transport pork products by refrigerated trucks. Railroads are used for transporting pork products to those cities that are located at a further distance from our operations facilities.

In addition, our sales teams travel and market pork products, vegetables and fruits to potential customers in Europe, Hong Kong as well as other selected countries and regions in Asia.  During the years ended December 31, 2010, 2009 and 2008, we exported approximately 6,079 metric tons, 3,692 metric tons and 1,857 metric tons, respectively, of pork products, and 662 metric tons, 843 metric tons and 445 metric tons, respectively, of vegetables and fruits.

The following table shows for the three years ended December 31, 2010 the amount and percentage of our revenues derived from our sales of products to customers located in China and other countries based on the locations to which our products were shipped. All of our long-lived assets are located in China.

	Years Ended December 31,
	2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(U.S. dollars in millions)

The People’s Republic of China	$934.5	99%	$718.9	99%	$534.5	99%
Other countries	12.2	1	7.1	1	5.3	1
Totals	$946.7	100%	$726.0	100%	$539.8	100%

We also sell directly to selected chains and independent resellers.  Some of the major selection criteria we employ to screen resellers include the following:

•                  market potential of the reseller’s location;

•                  competitiveness of the local market;

•                  location and coverage;

•                  traffic density; and

•                  credibility of the operator and market development capacity.

Retail Operations

We have successfully established a unique, vertically integrated fresh meat and meat products supply chain from farming, slaughtering, cutting, processing and wholesaling to retailing via an exclusive network of showcase stores, branded stores and supermarket brand counters.  We believe our unique business model differentiates our company from other major national meat and meat products producers in China.  We have supplemented our wholesale channels by establishing a unique retail network to establish a second sales channel while minimizing channel conflict.  We believe that by broadening awareness of our entire product line, our retail stores will help drive the revenues of all of our business lines, including the revenues of the retailers that are wholesaling portions of our product line.

Our advertising also generally promotes our brands rather than a particular store, in an effort to drive business to every retailer that carries our products and not just to our network of retail stores.  Our marketing goals are not designed to take business from the supermarkets or other partners of our company, but to increase the overall number of buyers of our branded products.

Showcase Stores.  Based on market research and evolving consumption trends, we have taken a customer-driven marketing approach and have focused on a core customer segment that consists of the middle class in China, which generally includes the rapidly increasing number of households with annual income above RMB40,000-120,000 ($5,800-$17,000).  We believe this consumer segment has disposable income and a willingness to spend on quality goods and services.  As a result, we are pursuing a first-mover advantage and have developed the concept of high-end specialty boutique grocery chain stores to offer our products and other merchandise for the convenience of a typical two-income, middle-class family that shops daily after work.

The showcase stores are designed to highlight all of our products, as well as to provide customers with a broad view of our strategies and goals.  As of December 31, 2010, there were 157 showcase stores, most of which were located in central locations in major cities within Henan province.  The showcase stores are owned and operated by independent operators, but share the same design and physical layout, and are managed in accordance with our operating procedures.  All employees of these stores are required to undergo our vigorous three-month training program.  In addition, we establish the merchandising and pricing policies of these stores.

Branded Stores.  In addition to the showcase stores, we sell products through branded stores that are owned and operated by independent operators.  As of December 31, 2010, there were 1,072 branded stores that were generally located in the larger cities in Henan province and adjoining provinces.  We provide the operators of the branded stores standardized physical designs and layouts for each store, and the operators of the branded stores manage the business following our management guidelines and pricing policies.  Each store has the right to use “Zhongpin” logos and brands.

Zhongpin Supermarket Counters.  We also have established “Zhongpin” supermarket counters in supermarkets and local markets.  As of December 31, 2010, there were 2,097 Zhongpin supermarket counters.  The counters are exclusive purveyors of our meats and meat products and are owned and operated by the supermarkets and local markets.  A majority of the “Zhongpin” counters at supermarkets use our standardized physical design and layout in addition to related rules and guidelines provided by the supermarket partners.

Research and Development

Research and development continues to be a significant component of our strategy to extend our existing brands and product lines and expand into new branded items and product lines.  In 1999, Henan Zhongpin founded Zhongpin Technology Research and Development Center, a food research institute in Changge City, Henan province.  In 2000, Henan Zhongpin established a technology center, which has evolved into the technical research center for the entire meat industry in Henan province.  As of December 31, 2010, the research center employed 121 scientists and technicians.  The mission of the research center is to develop new processing technologies and food products.  In addition, our product development team works with the China Meat Processing Research Center, the premier research institute for meat processing technology in China, and we have jointly established a research center in Beijing.  We also work with scientists and researchers from Beijing University, China Agricultural University, the Chinese Academy of Agricultural Science, Henan Agricultural University and other universities to develop production technologies and innovative meat products.  As of December 31, 2010, we had relationships with approximately 80 scientists and experts who acted as our outside technical consultants.

In March 2010, our scientific laboratory for food quality and processing, established in collaboration with Henan Agricultural University, was designated by the Science & Technology Department of Henan Province as a Key Laboratory, which is an important achievement for our quality assurance system. The laboratory is equipped with modern scientific instruments and integrated systems from North America and Asia and uses stringent testing and measurement processes. We expect the designation as a Key Laboratory to encourage outstanding scientists and engineers to join us, enhance our research and development capabilities, accelerate our product and process improvements and new product innovations, and serve as an exchange platform for technical cooperation with universities, technical institutes, and food processors in China and around the world. We also have invested in employee training and development to help sustain our rapid and healthy growth while maintaining a satisfactory profit margin.

The meat and meat processing industry in China is regarded by the central government of China as a “key” industry and certain participants in the industry, including our company, receive special technology subsidies and research grants for undertaking “technologies plan projects” for the government.  To receive these subsidies and grants, the recipients must complete the research and development objectives assigned by the government, and all funds must be used to pay project-related costs, such as training fees, laboratory costs or the costs of importing technology.  As a qualified company, we are undertaking research and development projects for both the central government of China and the Henan provincial government. Please refer to Note 15 to our audited financial statements for more information about government subsidies.

During 2010, we launched 83 new products that were developed in our technology center and, as of December 31, 2010, we had over 100 new products under development.  Our expenditures for research and development for the years ended December 31, 2010, 2009 and 2008 were approximately $3.1 million, $2.8 million and $3.2 million, respectively.

Intellectual Property

We regard brand positioning as the core of our competitive strategy.  Since the ultimate aim of our business strategy is to satisfy the customer, gaining a valued position in the minds of customers is of paramount importance.  Our branding process seeks to create a unique identity and to properly position our brand platform.  We intend to position our “Zhongpin” brand, and to protect our brand identity, in order to create the perception and image of health, nutrition, freshness and quality in the minds of our customers.

We have registered our “Zhongpin” trademark in China (including Hong Kong and Macau), Australia, Belgium, Canada, France, Germany, the Netherlands, Italy, Japan, Luxembourg, the Philippines, Russia, Singapore, South Korea, Spain, the United Kingdom and the United States.

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

Competition

The production and sale of meat and food products in China and internationally are highly competitive.  There are numerous producers of processed meat products in China, a number of which market their products under different brand names.  We believe most of these producers have only one or two lines of production facilities and sell their products primarily in the areas surrounding their facilities.  Due to the lack of logistics capabilities, we believe there are no national market leaders in China’s meat industry.  As a result, our products compete with different brands in different areas of China.  A number of our competitors, including Henan Shuanghui (Shineway) Food Co., Ltd., Yurun Food Group Limited and People’s Food Holdings Limited, have greater resources, own or control more processing plants and equipment, or offer a larger product line than we do.  In addition, a number of the world’s largest food processing companies have recently established joint ventures with food manufacturers or producers in China, and we expect competition from these ventures to increase in the future.

We believe all food segments in China compete on the basis of price, product quality, brand identification and customer service.  Our competitive strategy is to provide, through our aggressive marketing and strong quality assurance programs, a higher quality of products that possess strong brand recognition, which will in turn support higher value perceptions from customers.

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

In February 2009, the Standing Committee of the National People’s Congress of China issued the Food Safety Law. Any enterprise engaged in the production, processing, sale, import and export, and inspection of food and food-related products must comply with the Food Safety Law, which prescribes the licenses and safety requirements in respect of food, food additives, food containers, food packaging materials, detergents and disinfectants, food utensils and equipment, as well as food safety standards, assessment of food safety risks and management of food safety accidents. According to the Food Safety Law, any enterprise engaged in production of food must obtain a food production license from the competent quality inspection administration authority at or above the county level.

In December 2009, the PRC Ministry of Commerce issued the Hog Slaughtering Industry Development Guidelines for 2010-2015. The guidelines state that the government will control the number of slaughterhouses in China and specifically that there should be less than four slaughterhouses in urban areas of municipalities and cities with a resident population of five million or more, and less than two slaughterhouses in urban areas of other cities at or above the prefecture level.

In June 2010, the CMA put forth the China Meat Industry Development Strategy Report for 2011-2015. In that report, CMA provided a development roadmap and targets for the meat industry for the coming five years:

•                      By 2015, to decrease sales of room temperature pork to below 50% of total pork sales in cities at or above the county level in China;

•                      By 2015, to increase sales of chilled pork to around 30% of total pork sales in China;

•                      By 2015, to decrease outstanding licenses for slaughterhouses from more than 21,000 to around 3,000 in China; and

•                      To build pork and pork products production bases in North China, Northeast China, East China and Southwest China.

The report indicates to us that there is an opportunity to consolidate and integrate the industry for companies with strong brand recognition in China’s meat industry, high quality facilities and products, strict quality control systems and cold chain logistics capabilities.

Government and consumers take the food safety as one of their top priorities. With the government support, the consolidation of the industry is accelerating.

We are also subject to stringent environmental regulations. See “Item 1A. Risk Factors - Risks Relating to Our Business - Our failure to comply with increasingly stringent environmental regulations and related litigation could result in significant penalties, damages and adverse publicity for our business.”

Employees

As of December 31, 2010, we employed 7,138 employees, of whom 5,402 were operating personnel, 1,275 were sales personnel, 121 were research and development personnel and 340 were administrative personnel.  We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

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

Item 1A. — Risk Factors

Risks Relating To Our Business

If there are any interruptions in the supply of or a decline in the amount or quality of our live hogs, raw pork or other major raw materials, or an increase in the costs of such supplies, our production or sales could be materially and adversely affected.

Live hogs and raw pork are the principal raw materials used in our production.  We procure all of our live hogs and some of our raw meat from a number of third-party suppliers.  The supply of pork is dependent on the output of hog farms, which may be affected by outbreaks of diseases or epidemics.  Our current suppliers may not be able to provide live hogs or raw pork of sufficient quality to meet our stringent quality control requirements.  Any interruptions to or decline in the amount or quality of our live hogs or raw pork supply could materially disrupt our production and adversely affect our business. In addition to live hogs and raw pork, we also use additives and packaging in our production, which we source from third-party suppliers, and resell a wide variety of vegetables and fruits, which we purchase from third-party farms.  Any interruptions to or decline in the amount or quality of our additives or packaging supply, or in the vegetables or fruits we procure, could also disrupt our production or sales and adversely affect our business.  We are also vulnerable to further increases in the price of raw materials (particularly of live hogs and raw pork) and other operating costs, and we may not be able to entirely offset these increasing costs by increasing the prices of our products, particularly our processed meat products, which would also have an adverse affect on our results of operations and financial condition.

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

If the chilled and frozen pork market in China does not grow as we expect, our results of operations and financial condition may be adversely affected.

We believe chilled and frozen pork products have strong growth potential in China and, accordingly, we have continuously increased our sales of chilled and frozen pork.  If the chilled and frozen pork market in China does not grow as we expect, our business may be harmed, we may need to adjust our growth strategy and our results of operations may be adversely affected.

We require various licenses and permits to operate our business, and the loss of, failure to renew or failure to obtain any or all of these licenses and permits could require us to suspend some or all of our production or distribution operations.

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business, including, without limitation, a slaughtering permit in respect of each of our chilled and frozen pork production facilities, a permit for production of industrial products in respect of each of our processed meat production facilities, and permits for distribution of our pork products and our vegetable and fruit products.  We are required to comply with applicable hygiene and food safety standards in relation to our production and distribution processes.  On June 1, 2009, the PRC government promulgated a new food safety law that requires us to apply for certain distribution permits and food hygiene permits.  We have applied for these permits with the relevant Administrations for Industry and Commerce and our applications are currently under review.  Our premises and transportation vehicles are subject to regular inspections by the regulatory authorities for compliance with applicable regulations.  Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our production or distribution operations, which could disrupt our operations and adversely affect our revenues and profitability.

Our ability to export may be restricted if we cannot maintain current licenses or obtain additional licenses in other countries and regions.

For the three years ended December 31, 2010, 2009 and 2008, revenue attributable to our export business as a percentage of our total revenue was approximately 1%, 1% and 1%, respectively.  We must maintain certain licenses from applicable foreign governments in order to continue to export to those jurisdictions. In addition, we must apply for licenses from applicable foreign governments should we desire to export our products to countries with which we currently do not have business relations.  We cannot assure you that we can maintain our current licenses for export or obtain licenses to export to countries with which we do not currently have business relations.  The loss of any licenses or the inability to obtain new licenses to export may adversely affect the aggregate amount of our export sales and the profitability of our business.

The loss of senior management or key research and development personnel or our inability to recruit additional personnel may harm our business.

We are highly dependent on our senior management to manage our business and operations and our key research and development personnel for the development of new processing technologies and food products and the enhancement of our existing products.  In particular, we rely substantially on our founder, Chairman and Chief Executive Officer, Mr. Xianfu Zhu, and our Executive Vice President, Mr. Baoke Ben, to manage our operations.  We also depend on our key research personnel for the development of new products and manufacturing methods, on our key information technology and logistics personnel for the production, storage and shipment of our products and on our key marketing and sales personnel, engineers and other personnel with technical and industry knowledge to transport, market and sell our products.  We do not maintain key man life insurance on any of our senior management or key personnel.  The loss of any one of them, in particular Mr. Zhu or Mr. Ben, would have a material adverse effect on our business and operations.  Competition for senior management and our other key personnel is intense and the pool of suitable candidates is limited.  We may be unable to locate a suitable replacement for any senior management or key personnel that we lose.  In addition, if any member of our senior management or key personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company.  Although each of our senior management and key personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key personnel.

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

Over the last three years, we constructed, leased or acquired several new production facilities, both within and outside of Henan province.  Our growth strategy includes the continued expansion of our manufacturing operations and may include acquisitions of additional products, manufacturing or production capabilities or sources of supply.  In addition, we intend to expand our network of sales offices and warehouses to additional cities in China.  The implementation of such strategy may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly hired employees, assumption of unknown liabilities and potential disputes.  We also could experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware.

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

If the global economy experiences another downturn or crisis, potential disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements, our ability to meet short-term and long-term commitments and our ability to grow our business; each could adversely affect our results of operations, cash flows and financial condition.

The global economy has recently experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. We rely on the credit markets, particularly for short-term borrowings from banks in China, as well as the capital markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Disruptions in the credit and capital markets, as have been experienced since mid-2008, could adversely affect our ability to draw on our short-term bank facilities. Our access to funds under these credit facilities is dependent on the ability of the banks that are parties to those facilities to meet their funding commitments, which may be dependent on governmental economic policies in China. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

We expend a significant amount of cash in our operations, principally to fund our raw material procurement.  Our suppliers, in particular, suppliers of hogs, typically require payment in full within seven days after delivery, although some of our suppliers provide us with credit.  In turn, we typically require our customers of chilled and frozen pork to make payment in full on delivery, although we offer some of our long-standing customers credit terms.  We generally fund most of our working capital requirements out of cash flow generated from operations.  If we fail to generate sufficient revenues from our sales, or if we experience difficulties collecting our accounts receivable, we may not have sufficient cash flow to fund our operating costs and our profitability could be adversely affected.

We may be unable to maintain our profitability in the face of a consolidating retail environment in China.

We sell substantial amounts of our products to supermarkets and large retailers.  The supermarket and food retail industry in China has been, and is expected to continue, undergoing a trend of development and consolidation.  As the retail food trade continues to consolidate and our retail customers grow larger and become more sophisticated, they may demand lower pricing and increased promotional programs. Furthermore, larger customers may be better able to operate on reduced inventories and potentially develop or increase their focus on private label products.  If we fail to maintain a good relationship with our large retail customers, or maintain a wide offering of quality products, or if we lower our prices or increase promotional support of our products in response to pressure from our customers and are unable to increase the volume of our products sold, our profitability could decline.

Our operating results may fluctuate from period to period and if we fail to meet market expectations for a particular period, our share price may decline.

Our operating results have fluctuated from period to period and are likely to continue to fluctuate as a result of a wide range of factors, including seasonal variations in live hog supply and processed meat products consumption.  For example, demand for our products in general is relatively high before the Chinese New Year in January or February each year and lower thereafter.  Our production and sales of chilled and frozen pork are generally lower in the summer due to a lower supply of live hogs, as well as a slight drop in meat consumption during the hot summer months.  Interim reports may not be indicative of our performance for the year or our future performance, and period-to-period comparisons may not be meaningful due to a number of reasons beyond our control.  We cannot assure you that our operating results will meet the expectations of market analysts or our investors.  If we fail to meet their expectations, there may be a decline in our share price.

We derive a substantial portion of our revenues from sales in China and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

Substantially all of our revenues are generated from sales in China.  We anticipate that revenues from sales of our products in China will continue to represent a substantial proportion of our total revenues in the near future.  Any significant decline in the condition of China’s economy could, among other things, adversely affect consumer buying power and discourage consumption of our products, which in turn would have a material adverse effect on our revenues and profitability.

We rely on our exclusive network of showcase stores, branded stores and supermarket brand counters for the success of our sales and our brand image, and should they perform poorly, our revenues and brand image could be materially and adversely affected.

In addition to our sales to wholesale customers, we sell our products through showcase stores, branded stores and supermarket brand counters.  All of these retail-based stores exclusively sell our pork products and display the Zhongpin logo on the outside of the stores. For the years ended December 31, 2010, 2009 and 2008, these retail outlets accounted for approximately 38%, 41% and 42%, respectively, of our total revenue.  Any significant deterioration in the sales performance of our retail-based stores could adversely affect our financial results.  In addition, any sanitation, hygiene or food quality problems that might arise from the retail-based stores could adversely affect our brand image and lead to a loss of sales. We do not own or franchise any of the retail-based stores.

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

Our key customers are principally wholesalers and distributors, supermarkets and large retailers in China.  We have not entered into long-term supply contracts with any of these major customers. Therefore, there can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all.  If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations.

Recent regulatory enforcement crackdowns on food processing companies in China could increase our compliance costs and reduce our profitability.

We believe we are in compliance in all material respects with all applicable regulatory requirements of China and all local jurisdictions in which we operate.  However, the PRC government authorities recently have taken certain measures to maintain China’s food market in good order and to improve the integrity of China’s food industry, such as enforcing full compliance with industry standards and closing certain food processing companies in China that did not meet regulatory standards.  While the closing of competing meat processing plants that do not meet regulatory standards could increase our revenues in the long term, we may also experience increased regulatory compliance costs that could reduce our profitability.  We also cannot assure you that our businesses and operations will not be affected as a result of the deteriorating reputation of the food industry in China due to recent scandals regarding food products.

Our failure to comply with increasingly stringent environmental regulations and related litigation could result in significant penalties, damages and adverse publicity for our business.

Our operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. In addition, under PRC environmental regulations, we are required to obtain an approval on environmental impact assessment before the construction of our production facilities, and we are further required to undergo environmental protection examinations and obtain acceptance approval from the relevant governmental authorities after we complete the installation of our manufacturing equipment and before we commence commercial production. Failure to comply with any laws and regulations and future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity.

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

At March 2, 2011, Mr. Xianfu Zhu, our founder, Chairman and Chief Executive Officer and our largest stockholder, beneficially owned approximately 18.3% of our outstanding shares of common stock, and our other executive officers and directors collectively beneficially owned an additional 4.7% of our outstanding shares of common stock.  As a result, pursuant to our By-laws and applicable laws and regulations, our controlling stockholder and our other executive officers and directors are able to exercise significant influence over our company, including, but not limited to, any stockholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our By-laws.  Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

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

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

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

If we are required to make a payment under our guarantee of the indebtedness of Henan Huanghe Enterprises Group Co., Ltd., our liquidity may be adversely affected, which could harm our financial condition and results of operations.

In June 2010, Henan Zhongpin entered into a mutual guarantee agreement with Henan Huanghe Enterprises Group Co., Ltd., a group corporation based in Henan province, PRC that is not affiliated with our company or with any of our subsidiaries (“Huanghe Group”). Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $22.6 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $22.6 million. The agreement will expire in June 2011. At the expiration of the agreements, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreements.  As of December 31, 2010, Henan Zhongpin had outstanding guarantees for $15.1 million of Huanghe Group’s bank loans under the agreements.  All of the bank loans of Huanghe Group guaranteed by Henan Zhongpin will mature within the next 12 months.  However, we may extend the mutual guarantee agreement with Huanghe Group or enter into a similar mutual guarantee agreement with another unaffiliated entity in the future.  If Huanghe Group or any other entity with which we have a mutual guarantee agreement defaults on its bank loans and we or one of our subsidiaries is required to pay all or a portion of such loans under a mutual guarantee agreement, we or such subsidiary will be required to seek reimbursement for such payment from the unaffiliated entity.  In such event, it is unlikely that the unaffiliated entity will be able to make such reimbursement and we may be unable to recoup the amount we paid at such time, if ever.  Further, under a mutual guarantee agreement, we or such subsidiary may be required to make payment at a time when we or such subsidiary does not have sufficient cash to make such payment and at a time when we or such subsidiary may be unable to borrow such funds on terms that are acceptable, if at all.  As a result, any demand for payment under a mutual guarantee agreement to which we or one of our subsidiaries is a party may have an adverse affect on our liquidity, financial condition and results of operations.

A general economic downturn, a recession or a sudden disruption in business conditions in China may affect consumer purchases of discretionary items, including food products, which could adversely affect our business.

Consumer spending is generally affected by a number of factors, including general economic conditions, the level of unemployment, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products.  In addition, sudden disruption in business conditions as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions and climate changes or other natural disasters, pandemic situations or large scale power outages can have a short or, sometimes, long-term impact on consumer spending.  A downturn in the economy in China, including any recession or a sudden disruption of business conditions in those economies, could adversely affect our business, financial condition or results of operations.

Any disruptions to our processing facilities  may materially and adversely affect our business, financial condition and results of operations.

Any of our processing facilities, equipment or installed production lines could suspend or cease operations unexpectedly due to a number of events or circumstances, including problems with our electricity or water supply, equipment failures, regulatory noncompliance, labor disruptions, fires, floods, earthquakes, acts of war or other catastrophes.  While we seek to operate our facilities in compliance with all applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at one or more of our processing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our business, financial condition and results of operations.

Risks Relating To Our Industry

An outbreak of A/H1N1 influenza (commonly referred to as “swine flu”) or other diseases could adversely affect our business, results of operations and financial condition.

A spread of A/H1N1 influenza or any outbreak of other epidemics in China affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in China and surrounding regions, any of which could have a material adverse effect on our operations and sales revenue.  According to the World Health Organization (WHO), over 12,000 people died of A/H1N1 flu worldwide in 2009.  From June 11, 2009 to August 10, 2010, WHO maintained its flu alert level at level 6, the highest level, which indicated a pandemic.  As of December 31, 2009 more than 120,000 confirmed cases of A/H1N1 flu in humans were reported by health officials in China, with the death toll at 648.  Although there were fewer reported cases of A/H1N1 flu in the second half of 2010, there can be no assurance that such influenza outbreak will not occur in the future. According to the U.S. Center for Disease Control and Prevention, A/H1N1 flu cannot be contracted by humans through eating properly-handled and cooked pork or pork products.  In addition, our procurement and production facilities have not been affected by A/H1N1 flu.  However, negative association of the A/H1N1 flu with hogs and pork products, since it is commonly referred to by laypersons as “swine flu”, could have a negative impact on sales of pork products. Moreover, there can be no assurance that our facilities or products will not be affected by A/H1N1 flu or similar diseases in the future, or that the market for pork products in China will not decline as a result of fear of such a disease outbreak.  If either case should occur, our business, results of operations and financial condition would be adversely and materially affected.

The hog slaughtering and processed meat industries in China are subject to extensive government regulation, which is still evolving and could adversely affect our ability to sell products in China or increase our production costs.

The hog slaughtering and processed meat industries in China are heavily regulated by a number of governmental agencies, including primarily the Ministry of Agriculture, the Ministry of Commerce, the Ministry of Health, the General Administration of Quality Supervision, Inspection and Quarantine and the State Environmental Protection Administration.  These regulatory bodies have broad discretion and authority to regulate many aspects of the hog slaughtering and processed meat industries in China, including, without limitation, setting hygiene standards for production and quality standards for processed meat products.  In addition, the hog slaughtering and processed meat products regulatory framework in China is still in the process of being developed.  If the relevant regulatory authorities set standards with which we are unable to comply or which increase our production costs and hence our prices so as to render our products non-competitive, our ability to sell products in China may be limited.

The hog slaughtering and processed meat industries in China may face increasing competition from both domestic and foreign companies, as well as increasing industry consolidation, which may affect our market share and profit margin.

The hog slaughtering and processed meat industries in China are highly competitive.  Our processed meat products are targeted at mid- to high-end consumers, a market in which we face increasing competition, from both domestic and foreign suppliers.  In addition, the evolving government regulations in relation to the hog slaughtering industry has driven a trend of consolidation through the industry, with smaller operators unable to meet the increasing costs of regulatory compliance and therefore at a competitive disadvantage.  We believe that our ability to maintain our market share and grow our operations within this landscape of changing and increasing competition is largely dependent upon our ability to distinguish our products and services.

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

An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in China affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in China and surrounding regions, any of which could have a material adverse effect on our operations and turnover.  In 2006, there was an outbreak of streptococcus suis in hogs, principally in Sichuan province, PRC, with a large number of cases of human infection following contact with diseased hogs.  There also were unrelated reports of diseased hogs in Guangdong province, PRC.  Our procurement and production facilities are located in Henan province, PRC and were not affected by the streptococcus suis infection.  In 2010, there were reports of an outbreak of foot-and-mouth disease in several provinces in China, such as Guangdong, Gansu, Jiangxi, Xinjiang and Tibet, and tens of thousands of hogs were culled after such disease outbreak in 2010. There can be no assurance that our facilities or products will not be affected by an outbreak of this disease or similar ones in the future, or that the market for pork products in China will not decline as a result of fear of disease.  In either case, our business, results of operations and financial condition would be adversely and materially affected.

Consumer concerns regarding the safety and quality of food products or health concerns could adversely affect sales of our products.

Our sales performance could be adversely affected if consumers lose confidence in the safety and quality of our products.  Consumers in China are increasingly conscious of food safety and nutrition. Consumer concerns about, for example, the safety of pork products, or about the safety of food additives used in processed meat products, could discourage them from buying certain of our products and cause our results of operations to suffer.

We may be subject to substantial liability should the consumption of any of our products cause personal injury or illness and, unlike most food processing companies in the United States, we do not maintain product liability insurance to cover our potential liabilities.

The sale of food products for human consumption involves an inherent risk of injury to consumers.  Such injuries may result from tampering by unauthorized third parties or product contamination or degeneration, including the presence of foreign contaminants, chemical substances or other agents or residues during the various stages of the procurement and production process. The PRC Food Safety Law which became effective on June 1, 2009 enhances the supervision and examination of governmental authorities over food production and provides that no exemption from such inspections and examinations shall be permitted. While we are subject to governmental inspections and regulations, we cannot assure you that consumption of our products will not cause a health-related illness in the future, or that we will not be subject to claims or lawsuits relating to such matters.

Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions that our products caused personal injury or illness could adversely affect our reputation with customers and our corporate and brand image.  Unlike most food processing companies in the United States, but in line with industry practice in China, we do not maintain product liability insurance.  Furthermore, our products could potentially suffer from product tampering, contamination or degeneration or be mislabeled or otherwise damaged. Under certain circumstances, we may be required to recall products.  Even if a situation does not necessitate a product recall, we cannot assure you that product liability claims will not be asserted against us as a result. A product liability judgment against us or a product recall could have a material adverse effect on our revenues, profitability and business reputation.

Our product and company name may be subject to counterfeiting and/or imitation, which could have an adverse effect upon our reputation and brand image, as well as lead to higher administrative costs.

We regard brand positioning as the core of our competitive strategy, and intend to position our “Zhongpin” brand to create the perception and image of health, nutrition, freshness and quality in the minds of our customers.  There have been frequent occurrences of counterfeiting and imitation of products in China in the past.  We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and deal with it effectively.  Any occurrence of counterfeiting or imitation could negatively affect our corporate and brand image, particularly if the counterfeit or imitation products cause sickness, injury or death to consumers. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues or an increase in our administrative expenses in respect of detection or prosecution.

Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We have registered our trademark “Zhongpin” in China for the product categories for which it is currently used. However, there can be no assurance that additional applications, if any, we make to register such mark, or any other tradename or trademark we may seek to register, will be approved and/or that the right to the use of any such trademarks outside of their respective current areas of usage will not be claimed by others. We also own the rights to two domain names that we use in connection with the operation of our business. We believe that such trademarks and domain names provide us with the opportunity to enhance our marketing efforts for our products. Failure to protect our intellectual property rights may undermine our marketing efforts and result in harm to our reputation and the growth of our business.

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

Risks Relating To Conducting Business in China

Substantially all of our assets and operations are located in China, and substantially all of our revenue is sourced from China.  Accordingly, our results of operations and financial position are subject to a significant degree to economic, political and legal developments in China, including the following risks:

Changes in the political and economic policies of the PRC government, including those that are intended to address the rising inflation rates in China. could have a material adverse effect on our operations.

Our business operations may be adversely affected by the political and economic environment in China.  China has operated as a socialist state since 1949 and is controlled by the Communist Party of China.  As such, the economy of China differs from the economies of most developed countries in many respects, including, but not limited to:

•	structure
•	government involvement
•	level of development
•	growth rate
•	capital re-investment
•	allocation of resources
•	control of foreign exchange
•	rate of inflation

In recent years, however, the government has introduced measures aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations.  Nonetheless, a substantial portion of productive assets in China is still owned by the PRC government.  Changes in the political leadership of China may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in China, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment.  Moreover, economic reforms and growth in China have been more successful in certain provinces in China than in others, and the continuation or increases of such disparities could affect the political or social stability in China.

Although we believe the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development in China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn materially adversely affect the price at which our stock trades.

Furthermore, in recent years the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation.  These factors have led to the adoption by the PRC government, from time to time, of various measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may cause the PRC government to impose controls on credit and/or prices, or to take other actions, which could result in a slowdown in economic activity in China, adversely affect the market demand for our products or increase the financing costs of our Company.  In addition, if prices for our products increase at a rate that is insufficient to compensate for the rise in the cost of hogs and other supplies due to inflation, and we are unable to mitigate these inflation increases through customer pricing, our profitability may be reduced and our growth prospects may be negatively impacted.

Social conditions in China could have a material adverse effect on our operations as the PRC government continues to exert substantial influence over the manner in which we must conduct our business activities.

The government of China has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe our operations in China are in compliance with all applicable legal and regulatory requirements.  However, the central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Were the PRC government, or local municipalities, to limit our ability to develop, produce, import or sell our products in China, or to finance and operate our business in China, our business could be adversely affected.

Recent regulatory reforms in China may limit our ability as a foreign investor to acquire additional companies or businesses in China, which could hinder our ability to expand in China and adversely affect our long-term profitability.

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

On August 8, 2006, the PRC Ministry of Commerce, the State-owned Assets Supervision and Administration Commission, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and the State Administration of Foreign Exchange jointly promulgated a new rule entitled “Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors” (the “M&A Rules”), which became effective on September 8, 2006 and were amended on June 22, 2009 by the Ministry of Commerce, relating to acquisitions by foreign investors of businesses and entities in China.  The M&A Rules provide the basic framework in China for the approval and registration of acquisitions of domestic enterprises in China by foreign investors.

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

The M&A Rules stress the necessity of protecting national economic security in China in the context of foreign acquisitions of domestic enterprises.  Foreign investors must comply with comprehensive reporting requirements in connection with acquisitions of domestic companies in key industrial sectors that may affect the security of the “national economy” or in connection with acquisitions of domestic companies holding well-known trademarks or traditional brands in China.  Failure to comply with such reporting requirements that cause, or may cause, significant affect on national economic security may be terminated by the relevant ministries or be subject to other measures as are deemed necessary to mitigate any adverse effect.

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

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in October 2005 named Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Return Investments via Overseas Special Purpose Vehicles, or the Circular 75, requiring PRC residents, including both legal persons and natural persons, to register with an appropriate local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising fund from overseas. When a PRC resident contributes the assets or equity interests it holds in a PRC company into the offshore special purpose company, or engages in overseas financing after contributing such assets or equity interests into the offshore special purpose company, such PRC resident shall modify its SAFE registration in light of its interest in the offshore special purpose company and any change thereof. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, long-term equity or debt investment or creation of any security interest over any assets located in China. PRC residents who have established or acquired direct or indirect control of offshore companies that have made onshore investments in China in the past are required to complete the registration procedures by March 31, 2006. To further clarify the implementation of Circular 75, SAFE issued Circular 124 and Circular 106 on November 24, 2005 and May 29, 2007, respectively. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing in a timely manner of SAFE registrations by the offshore holding company’s shareholders who are PRC residents. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. If the PRC subsidiaries of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions.

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

In addition, the PRC National Development and Reform Commission, or the NDRC, promulgated a rule in October 2004 named the Interim Measures for the Administration of Examination and Approval of Overseas Investment Projects, or the NDRC Rule, which requires NDRC approvals for overseas investment projects made by PRC entities. The NDRC Rule also provides that approval procedures for overseas investment projects of PRC individuals must be implemented with reference to this NDRC Rule. However, there exist extensive uncertainties as to interpretation of the NDRC Rule with respect to its application to a PRC individual’s overseas investment and, in practice, we are not aware of any precedents that a PRC individual’s overseas investment has been approved by the NDRC or challenged by the NDRC based on the absence of NDRC approval. Our current beneficial owners who are PRC individuals did not apply for NDRC approval for investment in us. We cannot predict how and to what extent this will affect our business operations or future strategy. For example, the failure of our shareholders who are PRC individuals to comply with the NDRC Rule may subject these persons or our PRC subsidiary to certain liabilities under PRC laws, which could adversely affect our business.

Fluctuations in the value of the RMB or further movements in exchange rates may have a material adverse effect on our financial condition and results of operations.

At present, all of our domestic sales are denominated in RMB and our export sales are denominated primarily in U.S. dollars.  In addition, we incur a portion of our cost of sales in Euros, U.S. dollars and Japanese yen in the course of our purchase of imported production equipment and raw materials. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. However, the People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years.  While international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the U.S. dollar and other foreign currencies. On June 19, 2010, the People’s Bank of China announced that it will allow a more flexible exchange rate for the RMB without mentioning specific policy changes, although it ruled out any large-scale appreciation. It is difficult to predict how long the current situation may last and when and how the RMB exchange rates may change going forward. As we rely entirely on dividends paid to us by our PRC subsidiaries, any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of any dividends payable on our shares in foreign currency terms. Furthermore, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

As very limited types of hedging transactions are available in China to reduce our exposure to exchange rate fluctuations, we have not entered into any such hedging transactions. Accordingly, we cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign exchange losses in the future.

Governmental control of currency conversion may affect the ability of our company to obtain working capital from our subsidiaries located in China and the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China.  We receive substantially all of our revenues in

RMB, which currently is not a freely convertible currency.  Under our current structure, our income is primarily derived from the operations of Henan Zhongpin.  Shortages in the availability of foreign currency may restrict the ability of Henan Zhongpin to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency-denominated obligations.  Under existing PRC foreign exchange regulations, payments relating to “current account transactions”, including dividend payments, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements.  However, approval from appropriate government authorities is required in those cases in which RMB is to be converted into foreign currency and remitted out of China in connection with “capital account transactions”, such as the repayment of loans denominated in foreign currencies.  Our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE, by complying with certain procedural requirements. Our PRC subsidiaries may also retain foreign currency their respective current account bank accounts for use in payment of international current account transactions. However, we cannot assure you that the PRC government will not take measures in the future to restrict access to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Our PRC subsidiaries are subject to restrictions on making payments to us, which could adversely affect our cash flow and our ability to pay dividends on our capital stock.

We are a holding company incorporated in the State of Delaware and do not have any assets or conduct any business operations other than our investment in our operating subsidiaries in China.  As a result of our holding company structure, we will rely entirely on contractual payments or dividends from our PRC subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses.  The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Each of our PRC subsidiaries, including Henan Zhongpin, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves or statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of its respective registered capital. As a result, our PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends, loans or advances. We anticipate that in the foreseeable future our PRC subsidiaries will need to continue to set aside 10% of their respective after-tax profits to their statutory reserves.  Further, as Henan Zhongpin has in the past, and Henan Zhongpin and our other subsidiaries in China may in the future, incur debt on its or their own, the instruments governing such debt may restrict such subsidiary’s ability to make contractual or dividend payments to any parent corporation or other affiliated entity.  If we are unable to receive all of the funds we require for our operations through contractual or dividend arrangements with our PRC subsidiaries, we may not have sufficient cash flow to fund our corporate overhead and regulatory obligations in the United States and may be unable to pay dividends on our shares of capital stock.

Uncertainties with respect to the PRC legal system could adversely affect our ability to enforce our legal rights.

We conduct our business primarily through Henan Zhongpin, our subsidiary in China.  Our operations in China are governed by PRC laws and regulations.  We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises.  The PRC legal system is based on written statutes.  Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.  In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties.  In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect.  As a result, we may not be aware of our violation of these policies and rules until some time after the violation.  The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives.  If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and adversely affected.  In addition, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

It may be difficult to effect service of process upon us or our directors or senior management who live in China or to enforce any judgments obtained from non-PRC courts.

Our operations are conducted and our assets are located within China. In addition, all but one of our directors and all of our senior management personnel reside in China, where substantially all of their assets are located. You may experience difficulties in effecting service of process upon us, our directors or our senior management as it may not be possible to effect such service of process outside China.  In addition, China does not have treaties with the United States and many other countries providing for reciprocal recognition and enforcement of court judgments. Therefore, recognition and enforcement in China of judgments of a court in the United States or certain other jurisdictions may be difficult or impossible.

Recent changes in China’s labor law restrict our ability to reduce our workforce in China in the event of an economic downturn and may increase our production costs.

In June 2007, the National People’s Congress of China enacted new labor law legislation called the Labor Contract Law, which became effective on January 1, 2008. On September 18, 2008, the PRC State Council issued the implementing rules for the Labor Contract Law. The Labor Contract Law formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. Considered one of the strictest labor laws in the world, among other things, the Labor Contract Law provides for specific standards and procedures for the termination of an employment contract and places the burden of proof on the employer. In addition, the law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including the case of the expiration of a fixed-term employment contract. Further, the law requires an employer to conclude an “employment contract without a fixed-term” with any employee who either has worked for the same employer for 10 consecutive years or more or has had two consecutive fixed-term contracts with the same employer. An “employment contract without a fixed term” can no longer be terminated on the ground of the expiration of the contract, although it can still be terminated pursuant to the standards and procedures set forth under the Labor Contract Law. Finally, under the Labor Contract Law, downsizing of either more than 20 people or more than 10% of the workforce may occur only under specified circumstances, such as a restructuring undertaken pursuant to China’s Enterprise Bankruptcy Law, or where a company suffers serious difficulties in production and/or business operations, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract not possible.  To date, there has been very little guidance and precedents as to how such specified circumstances for downsizing will be interpreted and enforced by the relevant PRC authorities. All of our employees working for us exclusively within China are covered by the Labor Contract Law and thus, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns may be curtailed. Accordingly, if we face future periods of decline in business activity generally or adverse economic periods specific to our business, the Labor Contract Law can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

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

Any loans we make to our PRC subsidiaries cannot exceed statutory limits and must be registered with SAFE or its local counterparts. Under applicable PRC law, the government authorities must approve a foreign-invested enterprise’s registered capital amount, which represents the total amount of capital contributions made by the shareholders that have registered with the registration authorities. In addition, the authorities must also approve the foreign-invested enterprise’s total investment, which is equal to the company’s registered capital plus the amount of shareholder loans it is permitted to borrow under the law. The ratio of registered capital to total investment cannot be lower than the minimum statutory requirement. If we make loans to Henan Zhongpin Food Co., Ltd., our first-tier PRC subsidiary, that do not exceed its current maximum amount of borrowings, we will have to register each loan with SAFE or its local counterpart for the issuance of a registration certificate of foreign debts. In practice, it could be time-consuming to complete such SAFE registration process. Alternatively or concurrently with the loans, we might make capital contributions to Henan Zhongpin Food Co., Ltd. and such capital contributions involve uncertainties of their own. Further, SAFE promulgated a circular (known as Circular 142) on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises in August 2008 with respect to the administration of conversion of foreign exchange capital contributions of a foreign invested enterprise. The circular clarifies that RMB converted from foreign exchange capital contributions can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investments unless otherwise permitted.

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

The new PRC Enterprise Income Tax Law, or the New EIT Law, that became effective January 1, 2008 provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income. A recent circular issued by the PRC State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by PRC enterprises or PRC group enterprises and established outside of China as “resident enterprises” clarified that dividends paid by such “resident enterprises” and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when received or recognized by non-PRC resident enterprise shareholders. This recent circular also subjects such “resident enterprises” to various reporting requirements with the PRC tax authorities. Under the implementation regulations to the New EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and assets of an enterprise. In addition, the recent circular mentioned above specifies that certain Chinese-invested enterprises controlled by PRC enterprises or PRC group enterprises will be classified as “resident enterprises” if the following are located or resident in China: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision-making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and half or more of senior management or directors having voting rights. However, as this circular only applies to enterprises established outside of China that are controlled by PRC enterprises or groups of PRC enterprises, it remains unclear how the tax authorities will determine the location of “de facto management bodies” for overseas incorporated enterprises controlled by individual PRC residents like us. Therefore, although substantially all of our management is currently located in China, we do not currently consider our company to be a PRC resident enterprise.

If the PRC tax authorities determine that we are a “resident enterprise,” a number of unfavorable PRC tax consequences could follow. First, we will be subject to income tax at the rate of 25% on our worldwide income.  The impact of the imposition of such enterprise income tax will be mitigated to the extent we can obtain a foreign tax credit for such taxes against our U.S. income tax liability on such income. Second,  although under the New EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as “tax-exempted income”, we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, dividends payable by us to our investors and gain on the sale of our shares may become subject to PRC withholding tax.  In the case of dividends paid to non-U.S. holders, any PRC withholding tax on dividends may be in addition to U.S. withholding tax that could otherwise apply. This could have the effect of increasing our effective income tax rate and could also have an adverse effect on our net income and results of operations, and may require us to withhold tax on our non-PRC shareholders.

The discontinuation of the preferential tax treatments and government subsidies available to us could decrease our net income and materially and adversely affect our financial condition and results of operations.

Our PRC subsidiaries are incorporated in China and are governed by PRC income tax laws and regulations. Prior to January 1, 2008, entities established in China were generally subject to a 30% national and 3% local enterprise income tax rate. Various preferential tax treatments promulgated by national tax authorities were available to foreign-invested enterprises. Under the New EIT Law, China has adopted a uniform enterprise income tax rate of 25% for all PRC enterprises (including foreign-invested enterprises). Under the New EIT Law and its implementation regulations, income derived by an enterprise from the primary processing of agricultural products (including slaughtering live hogs) could be exempt from enterprise income tax. Consequently, a majority of our subsidiaries in China that slaughter live hogs are exempted from enterprise income tax. For the year ended December 31, 2010, the exempted income before income tax was $45.5 million, and the impact of income tax resulting from the exemption of net income from preliminary processing of agricultural products was $11.4 million. Our other subsidiaries in China are subject to the uniform 25% tax rate in relation to non-primary processing of agricultural products. We cannot assure you that the tax authorities will not change their position. We cannot assure you that our PRC subsidiaries will continue to qualify for benefits under the New EIT Law, or that the local tax authorities will not, in the future, change their position and revoke any of our past preferential tax treatments, any of which could cause our effective tax rate to increase, cause our net income to decrease, and materially and adversely affect our financial condition and results of operations.

In addition, the central and local PRC government has provided us with various subsidies to encourage our research and development activities, building new facilities using information technology, building cold chain logistic and distribution networks, and for other contributions to the local community, such as increasing employment opportunities. Subsidies granted to us by PRC governmental authorities are subject to review and may be adjusted or revoked at any time in the future. The discontinuation or reduction of subsidies currently available to us may materially and adversely affect our financial condition and results of operations.

Risks Relating to an Investment in Our Securities

We have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

Henan Zhongpin, a deemed predecessor to our company and our subsidiary in China, paid cash dividends to its stockholders in 2002 and 2003.  However, we do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay, or may be unable to pay, any dividends.  We intend to retain all earnings for our company’s operations.

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

•                  intellectual property litigation; and

•                  general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our stock.

Future sales of shares of our common stock may decrease the price for such shares.

In 2009, our registration statement on Form S-3 (File No. 333-160058) was declared effective by the Securities and Exchange Commission registering securities that may be offered by us from time to time with an aggregate offering price of up to $80,000,000.  In October 2009, we issued 4,600,000 shares of common stock pursuant to this registration statement on Form S-3 for an aggregate purchase price of $60,950,000. The balance of unsold securities of $19,050,000 was included in our registration statement on Form S-3 (File No. 333-171093) which was declared effective by the Securities and Exchange Commission in January 2011, registering securities that may be offered by us from time to time with an aggregate offering price of up to $250,000,000, and up to 9,562,505 shares of our common stock that may be sold by selling stockholders. Our board of directors has the discretion to issue additional securities under this registration statement on Form S-3. Actual sales of such shares, or the prospect of sales of such shares by the holders of such shares, may have a negative effect on the market price of the shares of our common stock.  We may also register for resale additional outstanding shares of our common stock or shares that are issuable upon exercise of outstanding warrants or reserved for issuance under our stock option plan.  Once such shares are registered, they can be freely sold in the public market.  If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

Item 1B. — Unresolved Staff Comments

None.

Item 2. — Properties

Properties

The following table shows certain information relating to our corporate offices and other facilities.

Location	Approximate Floor Area(1) (Square Feet)	Ownership Status(2)	Principal Uses

21 Changshe Road Changge City, Henan province	221,241	Owned	Corporate headquarters

South Part, Changxing Road Changge City, Henan province	622,650	Owned	Meat products processing plant

South Part, Changxing Road Changge City, Henan province	676,804	Owned	Meat, vegetable and fruit products processing plant

South Part, Changxing Road Changge City, Henan province	545,325	Owned	Logistic center, warehouse and prepared meat processing plant

East Part, North Weiwu Road Changge City, Henan province	2,142,475	Owned	Logistic center, warehouse and processing facility for vegetables and fruits

Food Industrial Park, Tangyin County Anyang, Henan province	1,684,589	Owned	Meat products processing plant

17 Luogui Road, Cangshan County Zhongjiang City, Sichuan province	717,604	Owned	Meat products processing plant

Industrial Park Suiping City, Henan province	1,771,483	Owned	Meat products processing plant

Location	Approximate Floor Area(1) (Square Feet)	Ownership Status(2)	Principal Uses

Shouyang Mountain Industry Park Yanshi, Luoyang City, Henan province	1,653,432	Owned	Meat products processing plant

Tuonan Industry Park Yongcheng City, Henan province	1,711,293	Owned	Meat products processing plant

No. 208, East Gongzhu Avenue Gongzhuling City, Jilin province	446,706	Leased(3)	Meat products processing plant

South of Xiliucheng Bridge, Jinghai Tianjin	1,435,200	Owned	Meat products processing plant, logistic center, warehouse, prepared meat processing plant, and research and development center

West of Jiangqin Road, Jiangyan Economy Development Area, Taizhou, Jiangsu province	1,426,340	Owned	Meat products processing plant, logistic center, warehouse, prepared meat processing plant

Jia San Road, Nong’an Industry Park, Nong’an, Jilin province	1,500,000	Owned	Meat products processing plant, logistic center, warehouse, prepared meat processing plant

(1)          Calculated based upon the measurements of the land upon which the facility is situated.

(2)          According to the laws of China, the government owns all of the land in China and companies or individuals are authorized to use the land only through land use rights granted by the PRC government.  We have long-term leases with the PRC government affording us the right to use the land on which our production facilities are located.  With respect to those properties in this table for which our ownership status is “owned,” we own all of the buildings and other land improvements on the land.

(3)          This facility is leased pursuant to a three-year lease that expires in December 2011 and provides for aggregate rental payments of 2,800,000 RMB ($413,608) per year for the lease term.

Item 3. — Legal Proceedings

Neither our company nor any of our subsidiaries is a party to any legal proceedings that, individually or in the aggregate, are material to our company as a whole.

Item 4. — (Removed and Reserved)

PART II

Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares began trading on the NASDAQ Global Select Market on December 27, 2007 under the symbol “HOGS.”  From January 31, 2006 to December 26, 2007, our shares traded on the OTC Bulletin Board under the symbol “ZHNP.”

The following table contains information about the range of high and low sales prices for our common stock based upon reports of transactions on the NASDAQ Global Select Market for each full quarterly period during the period January 1, 2009 to December 31, 2010.

	High	Low

2009

First Quarter	$12.55	$7.30
Second Quarter	13.48	7.80
Third Quarter	15.64	9.01
Fourth Quarter	16.79	12.20

2010

First Quarter	$16.49	$11.14
Second Quarter	14.00	10.42
Third Quarter	16.80	11.08
Fourth Quarter	25.00	16.25

                These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  The high and low prices listed have been rounded up to the next highest two decimal places.

                As of March 2, 2011, there were approximately 53 holders of record of our common stock.  On March 2, 2011, the closing sale price of our common stock as reported by the NASDAQ Global Select Market was $18.39 per share.

While cash dividends were paid in 2003 and 2002 by Henan Zhongpin, which is a deemed predecessor to our company and our subsidiary in China, we have never paid or declared any dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future. As a result of our holding company structure, we would rely entirely on contractual or dividend payments from our PRC subsidiaries for our cash flow to pay dividends on our common stock.  The PRC government imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China, which also may affect our ability to pay cash dividends in the future.  See “Item 1A. Risk Factors - Risks Relating to Conducting Business in China - Governmental control of currency conversion may affect the ability of our company to obtain working capital from our subsidiaries located in China and the value of your investment,” “- Our PRC subsidiaries are subject to restrictions on making payments to us, which could adversely affect our cash flow and our ability to pay dividends on our capital stock” and Note 1 to our audited consolidated financial statements. In addition, under our credit agreement with Rabobank Nederland Shanghai Branch that terminates in June 2011, Henan Zhongpin is prohibited from paying dividends in an amount in excess of 50% of its related earnings during the term of the credit facility. Moreover, under our loan agreement with China Merchants Bank that terminates in November 2014, Henan Zhongpin is prohibited from paying dividends without consent of the bank, and the dividends to be paid cannot exceed 50% of the distributable dividends during the term of the loan agreement. Under two of our loan agreements with Agriculture Bank of China that terminate in December 2014, Henan Zhongpin is prohibited from paying dividends if Henan Zhongpin fails to pay the portion of principal amount and interests of the loan that are due each year during the term of the loan agreements. There have been no stock repurchases in our history.

Performance Graph

The following graph compares the cumulative total return on our common stock, the NASDAQ Composite Index and a peer group over the period commencing on February 28, 2006 (the first date on which there was any significant trading of our common stock following our acquisition of our existing business operations on January 30, 2006) and ending on December 31, 2010.  The peer group is comprised of companies that are engaged in the production and sale of meat products (SIC Code 2011), and includes Diamond Ranch Foods Limited, Hormel Foods Corp. and Tyson Foods Inc.

The performance graph assumes the value of the investment in the common stock of each index was $100 and that all dividends were reinvested. This graph is not necessarily indicative of future price performance.

COMPARISON OF 58 MONTH CUMULATIVE TOTAL RETURN*

Among Zhongpin Inc., the NASDAQ Composite Index

and SIC Code 2011 Meat Packing Plants

*$100 invested on 2/28/06 in stock or index, including reinvestment of dividends.
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

As of December 31, 2010, options to purchase an aggregate of 1,189,333 shares of common stock had been granted under the Incentive Plan.  Options granted in the future under the Incentive Plan are within the discretion of our board of directors.  The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding options granted)
Equity compensation plans approved by security holders	993,000	$10.78	1,310,667	*
Equity compensation plans not approved by security holders	0	N/A	0
Total	993,000	$10.78	1,310,667

* Including options to purchase 274,000 shares of common stock that were issued under the Incentive Plan that are not considered outstanding for financial reporting purposes because the exercise prices of such options are based on the closing price of our common stock on future dates.

Item 6. — Selected Financial Data

The following selected consolidated income statement data for the years ended December 31, 2010, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this Report. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report.  Our selected consolidated income statement data for the years ended December 31, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited financial statements which are not included in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$946,720	$726,037	$539,825	$291,373	$143,812
Gross Profit	110,729	86,478	68,561	37,504	20,616
Income From Operations	64,286	52,908	36,781	21,917	3,537
Net Income	58,280	45,590	31,377	18,525	4,109
Net Income per Common Share:
Basic	1.67	1.48	1.06	0.84	0.23
Diluted	1.65	1.46	1.05	0.80	0.20

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Balance Sheet Data:
Property, Plant, Equipment	$291,567	$189,589	$133,868	$66,430	$32,597
Total Assets	638,681	498,112	329,783	217,104	102,222
Long-Term Loans (Less Current Maturities)	83,672	44,913	23,475	1,635	1,912
Stockholders’ Equity	370,994	296,843	190,914	143,018	52,697

	December 31,
	2010	2009	2008	2007	2006
Selected Operating Data:
Production Capacity (M/T)
Pork and Pork Products	673,760	584,760	501,560	346,760	166,800
Vegetables and Fruits	30,000	30,000	12,600	23,400	12,600
Metric Tons Produced(1)
Pork and Pork Products	498,074	402,261	240,963	170,162	116,478
Vegetables and Fruits	19,259	17,896	13,409	12,263	9,342
Metric Tons Sold(1)
Pork and Pork Products	495,159	388,647	239,669	167,900	112,907
Vegetables and Fruits	20,497	16,825	13,472	11,743	9,504
Number of Products	429	392	314	270	229
Number of Retail Stores	3,326	3,205	3,061	2,939	2,721
Market Coverage
No. of provinces	24	24	24	24	24
No. of first-tier cities	29	29	29	29	29
No. of second-tier cities	130	120	106	93	75
No. of third-tier cities	421	383	324	287	226

(1)   For the year ended December 31.

The following selected consolidated income statement data for each full quarter within the years ended December 31, 2010 and 2009 have been derived from our unaudited quarterly consolidated financial statements which are not included in this Report. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	Year 2010
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$286,286	$241,076	$215,073	$204,285	$946,720
Gross Profit	33,198	27,279	25,334	24,918	110,729

	Year 2010
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Income From Operations	20,042	15,800	13,961	14,483	64,286
Net Income	17,984	14,681	12,365	13,250	58,280
Net Income per Common Share:
Basic	0.51	0.42	0.36	0.38	1.67
Diluted	0.50	0.42	0.35	0.38	1.65

	Year 2009
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$215,490	$194,851	$161,847	$153,849	$726,037
Gross Profit	24,659	23,707	18,968	19,144	86,478
Income From Operations	13,166	15,464	12,583	11,695	52,908
Net Income	11,891	13,235	10,723	9,741	45,590
Net Income per Common Share:
Basic	0.35	0.44	0.36	0.33	1.48
Diluted	0.34	0.44	0.36	0.33	1.46

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•                  In 2010, compared to 2009, net revenues increased 30% to $946.7 million and net income increased 28% to $58.3 million. In 2009, compared to 2008, net revenues increased 34% to $726.0 million and net income increased 45% to $45.6 million.

•                  In 2010, compared to 2009, basic earnings per share increased 13% to $1.67 and diluted earnings per share increased 13% to $1.65. In 2009, compared to 2008, basic earnings per share increased 40% to $1.48 and diluted earnings per share increased 39% to $1.46.

•                  We made solid progress executing our long-term growth strategy, which focuses on expanding our production capacity, building a well-known brand, exploiting our sales capabilities by accessing more retail outlets and sales channels.

Overview

We are principally engaged in the meat and food processing and distribution business in China.  Currently, we have 13 processing plants in China, located in Henan, Jilin and Sichuan provinces and in the city of Tianjin.  Our current total production capacity for chilled pork and frozen pork is approximately 1,566 metric tons per eight-hour day, or approximately 563,760 metric tons on an annual basis.  In addition, we have production capacity for prepared meats of approximately 250 metric tons per eight-hour day, or approximately 90,000 metric tons on an annual basis, and for vegetables and fruits of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We also have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We use state-of-the-art equipment in all of our processing facilities.

The following table shows, as of March 1, 2011, the annual production capacity of our processing plants based on an eight-hour working day.

		Annual Capacity
Product	Location	in Metric Tons

Chilled and frozen pork	Changge, Henan province	81,760
	Gongzhulin, Jilin province	30,000
	Deyang, Sichuan province	45,000
	Zhumadian, Henan province	72,000
	Anyang, Henan province	85,000
	Luoyang, Henan province	70,000
	Tianjin Municipality	100,000
	Yongcheng, Henan province	80,000
		563,760

Prepared meats	Changge, Henan province	90,000

Vegetables and fruits	Changge, Henan province	30,000

Food oil (pork oil)	Changge, Henan province	20,000

We believe we must continue to expand our production capacity to seize additional market share.  As a result, we put into operation, are currently constructing, or plan to construct, additional production facilities in different parts of China.

•                      We put the new facility in Tianjin with a production capacity of approximately 100,000 metric tons for chilled and frozen pork into operation in January 2010. The construction of phase two of the facility, with a production capacity of approximately 36,000 metric tons for prepared pork products started in October 2010. We expect to put it into operation in the second quarter of 2011.

•                      We have invested approximately $5.6 million to build an additional production facility in Changge City, Henan province.  This facility is being designed with a production capacity of 20,000 metric tons for food oil (pork oil).  We put this facility into operation in April 2010.

•                      The expansion project of our facility in Anyang City was completed in August 2010 as we planned. After expansion, Anyang facility’s pre-cooling room and equipment have improved, and its annual capacity has increased from 63,000 metric tons to 85,000 metric tons.

•                      We are investing approximately $61.5 million to build a slaughtering and processing plant, low temperature prepared pork plant, logistics center, and research and development center in Nong’an county, Changchun, Jilin province of China. This facility will have a production capacity of approximately 70,000 metric tons for chilled pork, 25,000 metric tons for frozen pork, and 30,000 metric tons for prepared pork products. The construction work started in September 2010. We expect to put the new facility for chilled and frozen pork into operation in the fourth quarter of 2011 and the new facility for prepared pork products into operation in the third quarter of 2012.

•                      We are investing approximately $63.0 million to build a production facility, warehouse and distribution center in Taizhou, Jiangsu province. This facility will have a production capacity of approximately 100,000 metric tons for chilled and frozen pork, of which 80% will be for chilled pork including easy-to-cook products and 20% for frozen pork, and 30,000 metric tons for prepared pork products. The construction work started in October 2010. We expect to put the new facility for chilled and frozen pork into operation in the third quarter of 2011 and the new facility for prepared pork products into operation in the first quarter of 2012.

•                      We expect to invest approximately $58.5 million to build a new production, research and development, and training complex in Changge, Henan province, excluding the cost of land use rights that we have already obtained. When completed, we anticipate that this new facility will have a production capacity of approximately 100,000 metric tons for prepared pork products. Adjacent to this new production facility, we also plan to develop a center for research and development, training, as well as quality control. Construction for the first phase with a production capacity of approximately 50,000 metric tons for prepared pork products is scheduled to start in the first quarter of 2011 and be completed by the third quarter of 2011, and we expect the second phase, also with a production capacity of approximately 50,000 metric tons for prepared pork products, to be completed by the fourth quarter of 2012. We also plan to open the research and development and training center by the fourth quarter of 2012.

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

Our capacity utilization rate was approximately 77%, 74% and 57% for 2010, 2009 and 2008, respectively.  The capacity utilization rate is calculated by using our production quantity divided by our weighted average capacity in each year. Our capacity utilization rate fluctuated during those periods due to the supply of live hogs and raw materials in certain periods, the price fluctuation for live hogs in different areas near our production facilities, our maintenance of machinery and facilities, and our sales capability.  Our ability to maintain higher utilization rates is also impacted by how quickly we are able to ramp up production at newly constructed facilities and how quickly the market for our products develops in new target geographies. Our target capacity utilization rate at our production facilities is approximately 75% for chilled and frozen pork products facilities and approximately 80% for prepared pork products facilities.  The utilization rate we maintained in 2010 was primarily due to the strong market demand for our products.  We anticipate that it will typically require three to six months for utilization rates at our new production facilities to reach our target utilization rate.

Our products are sold under the “Zhongpin” brand name.  As of December 31, 2010, our customers included 31 international and domestic fast food companies in China, 59 processing factories and 1,695 school cafeterias, factory canteens, hotels, army bases, and government departments.  At such date, we also sold directly to 3,326 retail outlets, including supermarkets, within China.

We have established distribution networks in 20 provinces and in the four central government administered-municipalities of Beijing, Shanghai, Tianjin and Chongqing in the North, East, South and Mid-South regions of China, and have also formed strategic business alliances with leading supermarket chains within China.  We also export our products to Europe, Hong Kong as well as other selected countries and regions in Asia.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We continually evaluate our policies and estimation procedures. Estimates are often based on historical experience and on assumptions that are believed to be reasonable under the circumstances, but which could change in the future.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following represent the areas where more critical estimates and assumptions are used in the preparation of the financial statements:

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

Accounts Receivable.  During the normal course of business, our policy is to ask larger customers to make deposits in reasonable and meaningful amounts on a case-by-case basis.  For certain newly developed customers, we may extend unsecured credit.

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry, considering factors such as general economic conditions and industry-specific economic condition in China, historical customer performance, as well as anticipated customer performance.  We maintain a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  We also examine the credit terms of significant customers regularly and ask for more cash deposits if these customers appear to have any indicators of delaying their payments to us.  Such deposits are usually applied towards the outstanding accounts receivable.  The focus of our collection effort is on receivable balances less than one year old, as receivable over a year old has typically been insignificant compared to the total gross receivable. With such a practice in place, we did not have any specific bad debt allowance provided against specific customers as of December 31, 2010.

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

Impairment of Long-Lived Assets.  We review long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted future cash flows expected to result from the use and eventual disposition of that asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that we consider important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) negative industry or economic trends. On an annual basis, we assess whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. We concluded that there were no such events or changes in circumstances during fiscal 2010.

Income Taxes.  We recognize deferred tax liabilities and assets.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences between the book and tax bases of recorded assets and liabilities are expected to be recovered or settled.  If it is more likely than not some portion or all of the net deferred tax asset will not be realized, the deferred tax asset will be reduced by a valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

We were established under the laws of the State of Delaware and are subject to U.S. federal income tax and Delaware state income tax.  Falcon Link was established under the laws of the British Virgin Islands and is not subject to income tax in accordance with the laws and regulations of the British

Virgin Islands.  Our other operating subsidiaries, which are located in China, are subject to the PRC Enterprise Income Tax (“EIT”) Law, which was effective January 1, 2008 and has a uniform statutory tax rate of 25%.  Under the EIT law, income derived by an enterprise primarily from the processing of agricultural products (including slaughtering live hogs) is exempt from EIT.  Consequently, the majority of our subsidiaries in China that engage in the slaughtering of live hogs are exempted from EIT. Such exempted income before income tax is deemed as part of a permanent difference for the purpose of determining the proper income tax provision.  Our remaining subsidiaries in China are subject to the uniform 25% tax rate on non-primary processing of agricultural products.

There is no consolidated enterprise income tax return concept in China.  As a result, if one subsidiary has net income, that net income cannot be offset by the loss incurred by another subsidiary within the group of companies consolidated for financial reporting purposes.  Similarly, if one subsidiary has a net operating loss, that net operating loss cannot be offset by the net income in another subsidiary within the group of companies consolidated for financial reporting purposes.

For the years ended December 31, 2010, 2009 and 2008, there were no unrecognized tax benefits or interest and penalties for uncertain tax positions recorded in income tax expense. We have no unrecognized tax benefit included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

Value Added Tax. In addition to Enterprise Income Tax, our operating subsidiaries located in China are also subject to value added tax imposed by the PRC government on their domestic product sales. The output VAT is charged to customers who purchase goods from us and the input VAT is paid when we purchase goods from our vendors. The input VAT can be offset against the output VAT, however, due to the PRC government prescribed ceiling on how much input VAT an enterprise may deduct in any given month, an input VAT recoverable balance is generated, to be offset against future output VAT. Similar to EIT, VAT recoverable cannot be utilized by another subsidiary within the group of companies consolidated for financial reporting purposes. On a semi-annual basis, we forecast for each subsidiary separately the amount of sales revenue necessary to fully utilize the VAT recoverable. The factors we consider in performing these forecasts include industry-specific and local economic conditions, as well as consumer behavior by the subsidiaries’ designated geographical region and the demographics within those regions. Once the VAT recoverable for a subsidiary is determined to be non-recoverable in part or in full, the VAT recoverable is written-off as impairment loss. For the years ended December 31, 2010, 2009, and 2008, $1,015,780, $56,103, and $0 of impairment loss were recognized, respectively.

Stock Compensation. We adopted the Financial Accounting Standards Board, Accounting Standards Codification (Topic 718), Stock Compensation, (ASC 718, formerly FASB Statement 123(R)), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards.  The determination of the fair value of our stock options at the grant date requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of ASC 718. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  If factors change and we employ different assumptions in the application of ASC 718 in future periods, the compensation expense recorded under ASC 718 may differ significantly from the amount recorded in the current period.  During fiscal 2010, expected stock price volatility and the assumed risk free rate both increased slightly based upon recent historical trends. These changes are not material to our consolidated financial position or results of operations.  There were no other material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2010.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of income and certain other information, each expressed as a percentage of sales revenues.

	Years Ended December 31,
	2010		2009		2008
	Amount	% of Sales revenues	Amount	% of Sales revenues	Amount	% of Sales revenues
	(U.S. dollars in thousands)
Sales revenues	$946,720	100.0%	$726,037	100.0%	$539,825	100.0%
Cost of sales	(835,991)	-88.3%	(639,560)	-88.1%	(471,264)	-87.3%
Gross profit	110,729	11.7%	86,478	11.9%	68,561	12.7%
General and administrative expenses	(24,063)	-2.5%	(18,802)	-2.6%	(17,960)	-3.3%
Selling expenses	(20,727)	-2.2%	(14,708)	-2.0%	(9,923)	-1.8%
Research and development expenses	(639)	0.0%	(57)	0.0%	(715)	-0.1%
Impairment loss	(1,016)	-0.1%	(56)	0.0%	(3,181)	-0.6%
Gain on disposal of a subsidiary	—	—%	654	0.1%	—	—
Loss from sale-leaseback transaction	—	—%	(601)	-0.1%	—	—
Income (loss) from operations	64,286	6.8%	52,908	7.3%	36,781	6.8%
Interest expense	(7,910)	-0.8%	(6,100)	-0.8%	(3,361)	-0.6%
Other income (expense)	1,954	0.2%	(839)	-0.1%	(62)	0.0%
Government subsidies	4,184	0.4%	3,441	0.5%	488	0.1%
Net income before taxes	62,513	6.7%	49,409	6.8%	33,846	6.3%
Provision for income taxes	(4,234)	-0.4%	(3,819)	-0.5%	(2,469)	-0.5%
Net income after taxes	58,280	6.2%	45,590	6.3%	31,377	5.8%
Foreign currency translation adjustment	10,638	1.1%	(156)	0.0%	10,909	2.0%
Comprehensive income	$68,918	7.3%	$45,435	6.3%	$42,286	7.8%

In 2011, we expect the demand for pork in China and the results of the pork and pork products segment of our business to remain strong.  While supply is expected to be ample, live hog prices are expected to increase in the first half of 2011. We anticipate that our gross profit margin in 2011 will remain stable.

Comparison of Years Ended December 31, 2010 and December 31, 2009

Revenue.  Total revenue increased from $726.0 million in 2009 to $946.7 million in 2010, which represented an increase of $220.7 million, or approximately 30%. The increase in revenues was primarily due to increased sales volume in our meat and meat products segment resulting from the effects of the continuing increases in the number of our retail stores, geographic expansion and increased sales to food service distributors in China during the year.

The following table presents certain information regarding our sales by product division for 2010 and 2009.

Sales by Division

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	265,315	$514.6	$1,940	214,253	$396.1	$1,849
Frozen pork	152,766	258.5	1,692	133,034	224.8	1,690
Prepared pork products	77,078	157.4	2,042	41,360	93.0	2,249
Vegetables and Fruits	20,497	16.2	790	16,825	12.1	719

Total	515,656	$946.7	$1,836	405,472	$726.0	$1,791

The pork market in China is highly fragmented and in the markets where we sell our products, no single supplier has a significant effect on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the regions in which we operate.

In 2010, we increased our sales of chilled pork products by approximately $118.5 million over the amount of our sales of such products in 2009. As shown in the table above, our average price during 2010 was approximately $1,940 per metric ton for chilled pork, compared to $1,849 during 2009, an increase of 5%.  The number of metric tons of chilled pork sold during 2010 increased by 51,062, or 24% from 2009.  Our total revenue increased primarily due to successful capacity expansion, increased sales to existing customers, and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers, and partially due to the increase in average price in 2010 as a result of market fluctuations.

In 2010, we increased our sales of frozen pork products by approximately $33.7 million over the amount of our sales of such products in 2009. Our average price during 2010 was approximately $1,692 per metric ton for frozen pork compared to $1,690 during 2009.  The number of metric tons of frozen pork sold during 2010 increased by 19,732, or 15% from 2009.  While the average price in 2010 almost remained the same as that in 2009, our total revenue increased due to successful capacity expansion, increased sales to existing customers, and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In 2010, we increased our sales of prepared pork products by approximately $64.4 million over the amount of our sales of such products in 2009. Our average price during 2010 was approximately $2,042 per metric ton for prepared pork products compared to $2,249 during 2009, a decrease of 9%. The number of metric tons of prepared pork products sold during 2010 increased by 35,718, or 86%, from 2009.  This product division is becoming more important to our business as customers increasingly demand prepared pork products. In 2010, we introduced to the market a more economically priced prepared pork product which was well received by our customers. The change in product mix with more customers purchasing the new product caused the average metric per ton price to decrease compared to 2009. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacities for this division.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located.  Therefore, the increase in metric tons sold in 2010 was partly attributable to our effort to expand our distribution channels.  The following table sets forth the changes in our distribution channels:

Numbers of Stores and Cities Generating Sales Volume

	December 31,		Net	Percentage
	2010	2009	Change	of Change

Showcase store	157	145	12	8%
Branded stores	1,072	1,012	60	6%
Supermarket counters	2,097	2,048	49	2%
Total	3,326	3,205	121	4%

First-tier cities	29	29	—	—
Second-tier cities	130	120	10	8%
Third-tier cities	421	383	38	10%
Total	580	532	48	9%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume.  The following table shows our revenues by distribution channel in 2010 and 2009, respectively.

Sales by Distribution Channel

(U.S. dollars in millions)

	Years Ended December 31		Net	Percentage
	2010	2009	Change	of Change

Retail channels	$363.4	$301.1	$62.3	21%
Wholesalers and distributors	308.1	217.4	90.7	42%
Restaurants and food service	263.0	200.4	62.6	31%
Export	12.2	7.1	5.1	72%

Total	$946.7	$726.0	$220.7	30%

The increase in sales to different distribution channels was primarily due to the following factors:

•                  our production capacity has increased since we put new facilities into operation in 2010 and maintained our utilization rate for all facilities;

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

Cost of Sales.  As discussed above, all of our meat products are derived from the same raw materials, which are live hogs.  Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province.  As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. Our costs of sales primarily include our costs of raw materials, labor costs and overhead.  Of our total cost of sales, our cost of raw materials typically accounts for approximately 95% to 97%, our overhead typically accounts for 2% to 3.5% and our labor costs typically accounts for 1.5% to 1.7%, with slight variations from period to period.

Costs of Sales by Division

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Metric Tons	Amount (in millions)	Average Cost/Metric Ton	Metric Tons	Amount (in millions)	Average Cost/Metric Ton
Pork and Pork Products
Chilled pork	265,315	$458.3	1,727	214,253	$352.7	1,646
Frozen pork	152,766	238.6	1,562	133,034	205.6	1,545
Prepared pork products	77,078	125.7	1,631	41,360	71.2	1,722
Vegetables and Fruits	20,497	13.4	654	16,825	10.1	599

Total	515,656	$836.0	1,621	405,472	$639.6	1,577

Our gross profit margin (gross profit divided by sales revenue) decreased from 11.9% in 2009 to 11.7% in 2010.  The decrease in our gross profit margin during 2010 was primarily due to (i) the percentage increase in pork prices being less than the percentage increase in hog prices, which is the main part of our cost of sales, during most of 2010, (ii) we are not able to adjust the selling price of our frozen and prepared pork products as frequently as we can for our chilled pork products, so while hog prices increased, the margins for prepared and frozen products decreased, and (iii) our strategic decision to take steps to increase our market share and utilization rate of our production capacity at a time when our production capacity increased due to the opening of new production facilities.  As a result, our gross profit margin was lower than the level we would expect to achieve once we fully integrate our new production facilities and expand into new regional markets for our products. We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses.  General and administrative expenses increased from $18.8 million in 2009 to $24.1 million in 2010, which represented an increase of $5.3 million, or approximately 28%.  As a percentage of revenues, general and administrative expenses decreased from 2.6% in 2009 to 2.5% in 2010.

The increase in general and administrative expenses during the year ended December 31, 2010 was primarily the result of a $1.0 million increase in salary expense due to the expansion of our business, which required the hiring of more employees and management staff, and a $1.5 million increase in depreciation due to our capacity expansion, which required more property, plant and equipment.

Selling Expenses.  Selling expenses increased from $14.7 million in 2009 to $20.7 million in 2010, which represented an increase of $6.0 million, or approximately 41%. As a percentage of revenue, selling expenses increased from 2.0% in 2009 to 2.2% in 2010. The increase in selling expenses was primarily the result of a $1.5 million increase in salary expenses, a $1.2 million increase in advertising expenses and a $1.8 million increase in transportation expenses.

Research and Development Expenses.  Research and development expenses increased from $0.1 million in 2009 to $0.6 million in 2010, which represented an increase of $0.5 million. The increase in research and development expenses was due to the Company’s increased effort in developing new products during 2010.

Impairment Loss. Impairment loss increased from $0.1 million in 2009 to $1.0 million in 2010. The increase is due to the write-off of the value added tax (“VAT”) recoverable from the Heilongjiang facility. We terminated the lease of that facility in 2009 but still used the Heilongjiang subsidiary as a portal to the local market. In 2010, we re-evaluated the performance of the subsidiary and determined that it would be more cost effective to cover the local market by our Jilin facility and we closed the Heilongjiang subsidiary in 2010. As a result, we determined that the recoverability of the Heilongjiang subsidiary’s VAT is not likely and wrote it off as an impairment loss in 2010.

Interest Expense.  Interest expense increased from $6.1 million in 2009 to $7.9 million in 2010, which represented an increase of $1.8 million, or approximately 30%. The increase in interest expense was primarily a result of an increase of $7.1 million in short-term bank loans, an increase of $49.2million in long-term bank loans and an increase in the interest rates published by the People’s Bank of China, the central bank of China, which increases were partly offset by an increase in interest income.

Other Income and Government Subsidies.  Other income and government subsidies increased from $2.6 million in 2009 to $6.1 million in 2010, which represented an increase of $3.5 million or approximately 135%. The increase was because we received more government subsidies during the year that are both earmarked and non-earmarked. We have experienced an increase in government subsidies because by expanding into new regional markets and constructing new facilities in new areas, we have recently qualified to apply for more government subsidies.  The PRC government provides subsidies to support businesses in the agriculture and related industries, such as ours.  Our business, including hog breeding, pork processing, vegetable and fruit processing and cold-chain logistics as well as related food safety and technological innovations, all enjoy policy support from the PRC government. We expect to continue to receive government subsidies in future periods, as the PRC government continues its policy of promoting agriculture and related industries.

Income Taxes.  The effective tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw vegetable and fruit products.  The increase of $0.4 million in the provision for income taxes in 2010 over 2009 resulted from the increased sales of prepared meat products.

Comparison of Years Ended December 31, 2009 and December 31, 2008

Revenue.  Total revenue increased from $539.8 million in 2008 to $726.0 million in 2009, which represented an increase of $186.2 million, or approximately 34%. The increase in revenues was primarily due to increased sales volume in our meat and meat products segment resulting from the effects of the continuing increases in the number of our retail stores, geographic expansion and increased sales to food service distributors in China during the year.

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

The pork market in China is highly fragmented and in the markets where we sell our products, no single supplier has a significant effect on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the regions in which we operate.  In 2009, we increased our sales of chilled pork products by approximately $106.8 million over the amount of our sales of such products in 2008. As shown in the table above, our average price during 2009 was approximately $1,849 per metric ton for chilled pork, compared to $2,243 during 2008, a decrease of 18%.  The number of metric tons of chilled pork sold during 2009 increased by 85,290, or 66% from 2008.  Despite the decrease in average price in 2009 as a result of market fluctuations, our total revenue still increased due to successful capacity expansion and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

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

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located.  Therefore, the increase in metric tons sold in 2009 was partly attributable to our effort to expand our distribution channels.  The following table sets forth the changes in our distribution channels:

Numbers of Store and Cities Generating Sales Volume

	December 31,		Net	Percentage
	2009	2008	Change	of Change

Showcase store	145	132	13	10%
Branded stores	1,012	961	51	5%
Super market counters	2,048	1,968	80	4%
Total	3,205	3,061	144	5%

First-tier cities	29	29	—	—
Second-tier cities	120	106	14	13%
Third-tier cities	383	324	59	18%
Total	532	459	73	16%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume.  The following table shows our revenues by distribution channel in 2009 and 2008, respectively.

Sales by Distribution Channel

(U.S. dollars in millions)

	Years Ended December 31		Net	Percentage
	2009	2008	Change	of Change

Retail channels	$301.1	$226.8	$74.3	33%
Wholesalers and distributors	217.4	155.7	61.7	40%
Restaurants and food service	200.4	152.0	48.4	32%
Export	7.1	5.3	1.8	34%

Total	$726.0	$539.8	$186.2	34%

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

Cost of Sales.  As discussed above, all of our meat products are derived from the same raw materials, which are live hogs.  Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province.  As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. Our costs of sales primarily include our costs of raw materials, labor costs and overhead.  Of our total cost of sales, our cost of raw materials typically accounts for approximately 96% to 97%, our overhead typically accounts for 2% to 2.5% and our labor costs typically accounts for 1% to 1.5%, with slight variations from period to period.

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

Our gross profit margin (gross profit divided by sales revenue) decreased from 12.7% in 2008 to 11.9% in 2009.  The decrease in our gross profit margin during 2009 was primarily due to (i) our strategic decision to take steps to increase our market share and the utilization rate of our production capacity at a time when our production capacity increased due to the opening of new production facilities during the year; and (ii) the increase in our depreciation expense resulting from the newly built production facilities that were put into service over the past year.  As a result, our gross profit margin was lower than the level we would expect to achieve once we fully integrate our new production facilities and expand into new regional markets for our products. We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

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

Research and Development Expenses.  Research and development expenses decreased from $0.7 million in 2008 to $0.1 million in 2009, which represented a decrease of $0.6 million, or approximately 86%. The decrease was because we received more government subsidies during this year.

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

Income Taxes.  The effective tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw vegetable and fruit products.  The increase of $1.4 million in the provision for income taxes in 2009 over 2008 resulted from the increased sales of prepared meat products.

Segment Information

Under generally accepted accounting principles in the United States, we operate in only one segment: meat production.  Our vegetable and fruit operations, both financially and operationally, do not represent a significant enough portion of our business to constitute a separate segment.  However, our product lines have been divided into two divisions: pork and pork products, and vegetables and fruits.

Our pork and pork products division is involved primarily in the processing of live hogs into fresh, frozen and processed pork products.  Our pork and pork products division markets its products domestically to our retail stores, food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets.

Our vegetables and fruits division is involved primarily in the processing of fresh vegetables and fruits. We contract with more than 100 farms in Henan province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export. The proximity of the contracted farms to our operations ensures freshness from harvest to processing. We contract to grow more than 35 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans, strawberries and capsicum.

The following tables show our sales in metric tons and production processed in metric tons by division in 2010, 2009 and 2008 and the percentage increases for each division between periods.

Sales by Division

(in metric tons)

	Years Ended December 31,		Net Increase	Percentage Increase
	2010	2009	2010/2009	2010/2009
Pork and Pork Products
Chilled pork	265,315	214,253	51,062	24%
Frozen pork	152,766	133,034	19,732	15%
Prepared pork products	77,078	41,360	35,718	86%
Vegetables and Fruits	20,497	16,825	3,672	22%
Total	515,656	405,472	110,184	27%

Production by Division

(in metric tons)

	Years Ended December 31,		Net Increase	Percentage Increase
	2010	2009	2010/2009	2010/2009
Pork and Pork Products
Chilled pork	265,218	214,119	51,099	24%
Frozen pork	156,461	145,385	11,076	8%
Prepared pork products	76,395	42,757	33,638	79%
Vegetables and Fruits	19,259	17,896	1,363	8%
Total	517,332	420,157	97,176	23%

Sales by Division

(in metric tons)

	Years Ended December 31,		Net Increase	Percentage Increase
	2009	2008	2009/2008	2009/2008
Pork and Pork Products
Chilled pork	214,253	128,963	85,290	66%
Frozen pork	133,034	86,085	46,949	55%
Prepared pork products	41,360	24,621	16,739	68%
Vegetables and Fruits	16,825	13,472	3,353	25%
Total	405,472	253,141	152,331	60%

Production by Division

(in metric tons)

	Years Ended December 31,		Net Increase	Percentage Increase
	2009	2008	2009/2008	2009/2008
Pork and Pork Products
Chilled pork	214,119	129,369	84,750	66%
Frozen pork	145,385	86,903	58,482	67%
Prepared pork products	42,757	24,691	18,066	73%
Vegetables and Fruits	17,896	13,409	4,487	33%
Total	420,157	254,372	165,785	65%

Liquidity and Capital Resources

We have financed our operations over the three years ended December 31, 2010 primarily through cash from operating activities, borrowings under our lines of credit with various commercial banks in China, net proceeds from the sale of our equity securities and the proceeds from the exercise of certain of our outstanding stock purchase warrants.  In January 2006, we completed a private placement of our Series A convertible preferred stock and common stock purchase warrants and received net proceeds of approximately $23.1 million.  In October 2007, we completed a private placement of our common stock and received net proceeds of approximately $46.4 million.  In 2008, we completed a capital lease transaction and obtained net proceeds of $6.6 million.  In October 2009, we completed a registered direct common stock offering and received net proceeds of approximately $57.1 million. In November 2009, we entered into capital lease agreements and obtained net proceeds of $14.3 million. We will continue to finance our construction in progress and expansion of our facilities through operating cash flow, loans from commercial banks and proceeds from capital markets by issuing new shares. As of December 31, 2010, 2009 and 2008, we had cash and cash equivalents of $84.2 million, $69.0 million and $41.9 million, respectively. Working capital at December 31, 2010, 2009 and 2008 were $35.0 million, $23.7 million and $1.9 million, respectively.

Net cash provided by operating activities was $68.6 million, $40.8 million and $65.8 million, respectively, in 2010, 2009 and 2008.

Year 2010

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

In 2010, net cash provided by operating activities was $68.6 million, which represented an increase of $27.8 million as compared to the net cash provided by operating activities of $40.8 million in 2009. Of the $27.8 million increase, net income accounted for $12.7 million increase, non-cash items accounted for $6.4 million increase and changes in operating assets and liabilities accounted for $8.8 million increase. Of the non-cash items, depreciation and amortization accounted for $5.5 million of the increase in cash provided by operating activities due to the fact that more plants, equipment and machinery were put into use during 2010.

Cash flow from changes in operating assets and liabilities accounted for approximately $8.8 million of the increase, as compared to the cash flow of $15.7 million from changes in operating assets and liabilities in 2009. Of the $8.8 million increase, $25.3 million was attributable to the change of cash flow from inventories due to the fact that we decreased our inventories to better manage our cash flow and in 2009, we had to build up our inventories to assist the Chinese government in building up its pork reserves and we are prohibited from selling these reserves until pork prices increase to a level at which the government is willing to sell its reserves to stabilize pork prices;  conversely, a $10.1 million decrease was attributable to the change of cash flow from accounts receivable because with more operating facilities and the higher level of revenues we generated in 2010, our level of accounts receivable was higher.

Net cash used in investing activities was $100.8 million in 2010, which represented a decrease of $18.2 million as compared to the net cash of $119.0 million used in investing activities in 2009.  We spent $28.2 million less on the costs of construction for new production facilities, $2.7 million more on acquiring land use rights and $5.1 million more on restricted cash so that we could issue bank payable notes to pay for purchases in 2010 compared to the prior year. The cash spent on building new production facilities was a result of implementing our development strategy of deploying new production facilities to increase our geographical market coverage.

Net cash provided by financing activities was $44.9 million in 2010, a decrease of $60.5 million compared to the net cash provided by financing activities of $105.4 million in 2009. In 2009, we received $57.1 million of net proceeds from issuing common stock but we had no such activities in 2010. We received $20.8 million more in net proceeds from long-term bank loans (net of repayment of long-term loans), and $21.1 million less of net proceeds from capital lease obligations during 2010. In addition, we repaid $12.4 million more of short-term bank loans during 2010.

As of December 31, 2010, Henan Zhongpin had short-term and long-term bank and governmental loans in the aggregate amount of $190.4 million with a weighted average interest rate per annum of 5.75% as shown in the following table.

Bank	Amount Borrowed	Interest Rate	Maturity Date
Short-term Loans

Industrial and Commercial Bank of China	$—

China Everbright Bank	7,549,791	5.56%	11/11/2011

Bank	Amount Borrowed	Interest Rate	Maturity Date
Bank of Luoyang	3,019,916	5.81%	01/17/2011

Bank of Communications	—

China Construction Bank	7,549,791	5.04%	07/25/2011
	6,039,833	5.00%	11/11/2011

China CITIC Bank	4,529,875	5.81%	01/19/2011
	4,529,875	6.10%	06/25/2011

Agriculture Development Bank of China	6,815,650	5.81%	07/08/2011
	1,880,476	5.81%	06/24/2011
	3,019,916	5.31%	09/28/2011

Shanghai Pudong Development Bank of China

China Minsheng Bank	—

Shengjing Bank	—

Bank of China

China Merchants Bank	4,529,875	5.81%	08/31/2011
	4,529,875	5.81%	12/13/2011
	6,794,811	5.81%	07/30/2011
	2,264,937	5.81%	08/10/2011
	4,529,875	5.81%	02/01/2011

Guangdong Development Bank	—

Xuchang Commercial Bank	3,019,916	5.28%	05/11/2011

Rabobank Nederland	3,019,916	5.81%	06/09/2011

Zhongyuan Trust Co., Ltd.	18,119,498	5.04%	03/31/2011

City Finance —short-term	30,199	0.00%	Extendable
Total	$91,774,025

Long-term Loan-Current portion

Canadian Government Transfer Loan	145,671	6.02%	11/15/2011

Bank	Amount Borrowed	Interest Rate	Maturity Date
China Construction Bank	7,549,790	5.85%	06/10/2011

Rabobank Nederland	4,529,874	5.85%	07/09/2011

Agriculture Bank of China	1,207,967	6.22%	03/18/2011
	1,509,958	6.22%	12/27/2011
Total	$14,943,260

Long-term Loans

China Construction Bank	6,039,833	4.86%	06/29/2013

Agriculture Bank of China	1,509,958	6.22%	03/18/2012
	1,509,958	6.22%	03/18/2013
	1,509,958	6.22%	03/18/2014
	2,264,937	6.22%	12/27/2014
	754,979	6.22%	09/17/2012
	754,979	6.22%	09/17/2013
	9,814,728	6.22%	12/27/2014
	2,264,937	6.22%	12/27/2012
	2,264,937	6.22%	12/27/2013
	3,774,895	6.22%	12/27/2014
	7,549,791	6.22%	06/30/2012
	10,569,707	6.22%	06/30/2013
	1,509,958	6.22%	06/30/2014
	3,774,895	5.85%	12/10/2013
	10,720,703	5.85%	02/03/2013

China Merchants Bank	3,019,916	6.22%	11/26/2012
	4,529,876	6.22%	11/26/2013
	6,794,813	6.22%	11/26/2014

Changge Old Town	1,540,885	7.00%	Extendable

Canadian Government Transfer Loan	1,197,758	*	11/15/2041

Total	$83,672,401

* 22% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free.  All repayments are applied first to the interest-bearing portion of this loan.

Of our outstanding short-term loans as of December 31, 2010, $31.7 million aggregate principal amount of loans was secured by our subsidiaries in China and $22.6 million aggregate principal amount of loans was guaranteed by Henan Huanghe Enterprises Group Co., Ltd., an unaffiliated third party (“Huanghe Group”).

In June 2010, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the new agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to RMB 150 million ($22.6 million) and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to RMB 150 million ($22.6 million). The agreement will expire in June 2011.  At the expiration of the agreements, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreements.  As of December 31, 2010, Henan Zhongpin had outstanding guarantees for $15.1 million of Huanghe Group’s bank loans under the agreements.  All of the bank loans of Huanghe Group guaranteed by Henan Zhongpin will mature within the next 12 months.

The credit agreement with Rabobank Nederland Shanghai Branch provided Henan Zhongpin with a three-year term loan to borrow up to RMB 80 million ($11.9 million). The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date. As of December 31, 2010, $4.5 million of the principal amount of the loan remained outstanding.

Borrowings under the term loan agreement are guaranteed by our subsidiaries, Anyang Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Co., Ltd., are secured by mortgages on our prepared pork production facilities located in Changge City, Henan province and are subject to various financial and non-financial covenants, including a debt-to-net-worth ratio, a debt-to-EBITDA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors. Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility. As of December 31, 2010, Rabobank has waived the right to enforce any and all covenants against Henan Zhongpin on this term loan going forward.

Under some of our loan agreements with Agricultural Bank of China, we are also subject to certain financial covenants, including debt-to-asset ratio and contingent liability ratio. As of December 31, 2010, we are in compliance with these covenants.

We believe our existing cash and cash equivalents, together with our ability to secure bank borrowings, will be sufficient to finance our investment in new facilities, with budgeted capital expenditures of approximately $142.8 million over the next 12 months, and to satisfy our working capital needs. We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders as we have done in the past.

Year 2009

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

Cash flow from changes in operating assets and liabilities accounted for approximately $39.8 million of the decrease, as compared to the cash flow of $24.1 million from changes in operating assets and liabilities in 2008. Of the $39.8 million decrease, $28.0 million was attributable to the change of cash flow from inventories due to the fact that we increased our inventories to assist the Chinese government in building up its pork reserves and we were prohibited from selling these reserves until pork prices increase to a level at which the government wanted to sell its reserves to stabilize pork prices; $5.2 million was attributable to the change of cash flow from accounts payable due to the fact that we purchased more hogs to build up the inventory; and we consumed $3.7 million more on purchase deposit due to the changes in market situation in hogs supply.

Net cash used in investing activities was $119.0 million in 2009, which represented a decrease of $1.7 million as compared to the net cash of $120.7 million used in investing activities in 2008.  We spent $7.3 million more on the costs of construction for new production facilities, $9.8 million more on acquiring land use rights and $15.5 million more on restricted cash so that we could issue bank payable notes to pay for purchases in 2009 compared to the prior year. The cash spent on building new production facilities was a result of implementing our development strategy of deploying new production facilities to increase our geographical market coverage.

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

Cash flow from changes in operating assets and liabilities accounted for approximately $48.1 million of the increase, as compared to the negative cash flow of $23.9 million from changes in operating assets and liabilities in 2007. Of the $48.1 million increase, $25.4 million was attributable to the change of cash flow from inventories due to the fact that our inventory balance as of December 31, 2008 was reduced as our sales increased during the year and we built up our inventory at the end of 2007 as we expected pork prices to increase in early 2008; $4.6 million was attributable to the change of cash flow from accounts receivable due to the fact that the collection of accounts receivable in 2008 was significantly improved; $5.5 million was attributable to the change of cash flow from other receivables due to the fact that the collection of other receivables in 2008 improved; and we consumed $8.0 million more on purchase deposit due to the changes in the market supply of hogs.

Net cash used in investing activities was $120.7 million in 2008, which represented an increase of $67.5 million as compared to the net cash of $53.2 million used in investing activities in 2007.  We spent $47.1 million more on the costs of construction for new production facilities, $8.2 million more on equipment and machinery and $4.8 million more on deposits for purchase of land use rights in 2008 compared to the prior year. The cash spent on building new production facilities was a result of implementing our development strategy of deploying new production facilities to increase our geographical market coverage.

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

Contractual Commitments

The following table summarizes our contractual obligations as of December 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$98,616	$14,943	$55,410	$25,670	$2,593
Interest Payable	14,387	5,457	7,303	1,519	108
Capital lease obligations	12,913	7,283	5,630	—	—
Operating lease obligations	414	414	—	—	—
Total	$126,330	$28,097	$68,343	$27,189	$2,701

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation and Seasonality

While demand for our products in general is relatively high before the Chinese New Year in January or February each year and lower in the third quarter, we do not believe our results of operations have been materially affected by inflation or seasonality.

Recently Issued Accounting Pronouncements

Adoption of FASB ASU 2009-05

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value,” which amends the guidance in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities. If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance in ASC 820. ASU 2009-05 is effective for interim and annual periods beginning after its issuance and did not have a material impact on our consolidated financial position or results of operations.

Adoption of FASB ASU 2010-13

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this ASU should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and did not have a material impact on our consolidated financial position or results of operations.

Adoption of FASB ASU 2010-06

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, which provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for separately disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and did not have a material impact on our consolidated financial position or results of operations.

Item 7A. — Quantitative and Qualitative Disclosure About Market Risk

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

Currency Fluctuations and Foreign Currency Risk

Substantially all of our operations are conducted in China, with the exception of our export business and limited overseas purchases of raw materials.  Most of our sales and purchases are conducted within China in RMB, which is the official currency of China.  As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

Substantially all of our revenues and expenses are denominated in RMB.  However, we use the United States dollar for financial reporting purposes.  Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system.  Although the PRC government has stated its intention to support the value of RMB, there can be no assurance that such exchange rate will not again become volatile or that RMB will not devalue significantly against the U.S. dollar.  Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in China.

Interest Rate Risk

We are exposed to interest rate risk through our short-term and long-term loans. We have $91.8 million short-term bank loans and $98.6 million long-term bank loans outstanding as of December 31, 2010, and we have not used any derivative financial instruments or engaged in any interest rate hedging activities to manage our interest rate risk exposure. Our future interest expense on short-term or long-term bank loans may increase or decrease due to changes in market interest rates. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of bank loans relative to other sources of funds.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records.  Our receivables are monitored regularly by our credit managers.

Item 8. — Financial Statements and Supplementary Data

The following consolidated financial statements, notes thereto, and the related independent auditors’ reports contained on pages F-1 and F-2 to our consolidated financial statements are herein incorporated:

Consolidated balance sheets — December 31, 2010 and 2009

Consolidated statements of operations and comprehensive income — Years ended December 31, 2010, 2009 and 2008

Consolidated statement of changes in stockholders’ equity - Years ended December 31, 2010, 2009 and 2008

Consolidated statements of cash flows - Years ended December 31, 2010, 2009 and 2008

Notes to consolidated financial statements - Years ended December 31, 2010, 2009 and 2008

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation under the framework in Internal Control—Integrated Framework issued by COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm, BDO China Li Xin Da Hua CPA Co., Ltd., has audited the financial statements included in this Form 10-K and has issued an attestation report on our internal control over financial reporting. Their attestation report on our internal control over financial reporting is included in this Item 9A and their attestation report on the audit of the consolidated financial statements are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

During the quarter ended December 31, 2010, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Zhongpin Inc.

Henan province, P.R. China

We have audited Zhongpin Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zhongpin Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Zhongpin Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zhongpin Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 7, 2011, expressed an unqualified opinion thereon.

/s/ BDO China Li Xin Da Hua CPA Co., Ltd.

Shenzhen, P.R. China

March 7, 2011

Item 9B. — Other Information.

None.

PART III

Item 10. — Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2010.

Item 11. — Executive Compensation

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2010.

Item 12. —  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2010.

Item 13. — Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2010.

Item 14.  — Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2010.

PART IV

Item 15. — Exhibits  and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

	(1)	Report of Independent Registered Public Accounting Firm
Financial Statements covered by the Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations and Comprehensive Income for the Years ended December 31, 2010, 2009 and 2008
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008

	(2)	Schedules for the years ended December 31, 2010, 2009 and 2008

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

4.1

Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-156007) filed with the Securities and Exchange Commission on December 8, 2008.**

10.1

Mutual Guarantee Agreement dated June 22, 2010 between Henan Zhongpin Food Share Co., Ltd. and Henan Huanghe Enterprises Group Co., Ltd., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 9, 2010. (Translated from Mandarin).

10.2

Leasing Agreement dated November 4, 2009 between Zhumadian Zhongpin Food Co., Ltd and De Lage Landen (China) Co., Ltd., incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010. (Translated from Mandarin).

10.3

Transfer Contract dated November 4, 2009 between Zhumadian Zhongpin Food Co., Ltd and De Lage Landen (China) Co., Ltd., incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010. (Translated from Mandarin).

10.4

Financial Leasing Contract dated November 20, 2009 between Henan Zhongpin Food Share Co., Ltd. and CMB Financial Leasing Co., Ltd., incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010. (Translated from Mandarin).

10.5

Financial Leasing Contract dated November 20, 2009 between Luoyang Zhongpin Food Co., Ltd. and CMB Financial Leasing Co., Ltd., incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010. (Translated from Mandarin).

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

10.8

Agreement on Trust of Share Equity of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Xianfu Zhu, Ben Baoke, Si Shuichi, Wang Qinghe, Liu Chaoyang and Wang Juanjuan and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.9

Agreement on Transfer of Equity Interest of Henan Zhongpin Food Co., Ltd. dated August 16, 2005 between Xianfu Zhu, Ben Baoke, Si Shuichi, Wang Qinghe, Liu Chaoyang and Wang Juanjuan (Transferors) and Falcon Link Investment Ltd., incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.10

Registration Rights Agreement, dated as of January 30, 2006, by and among the Registrant and the purchaser named therein, incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on July 6, 2006 (or our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006).

10.11

Amendment dated as of December 21, 2006 (to Registration Rights Agreement dated as of January 30, 2006), among the Registrant and the Investors named therein, incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on December 22, 2006.

10.12	Form of Warrant to purchase common stock, incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.

10.13

Placement Agent Warrant Agreement, dated as of January 30, 2006, between the Registrant and TN Capital Equities, Ltd., incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on July 6, 2006.

10.14

Common Stock Purchase Warrant dated June 15, 2006, between the Registrant and CCG Partners LLC, incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on September 12, 2006.

10.15

Form of Common Stock Purchase Warrant issued in December 2006, incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on December 22, 2006.

10.16

Asset Acquisition Agreement, dated as of June 29, 2007, between Henan Zhongpin Food Share Co., Ltd. and Deyang East China Food Company Limited, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 3, 2007. (Translated from Mandarin).

10.17

Registration Rights Agreement, dated as of September 28, 2007, between the Registrant and the investors listed therein, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2007.

10.18	Form of Placement Agent Warrant incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2007.

10.19

Financial Lease Contract, dated as of October 28, 2008, between Henan Zhongpin Food Share Co., Ltd. and CMB Financial Leasing Co., Ltd., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 10, 2008. (Translated from Mandarin).

10.20

Assets Leasing Agreement, dated as of December 30, 2008, between Henan Zhongpin Food Share Co., Ltd. and Jilin Huazheng Agricultural & Animal Husbandry Development Co., Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008. (Translated from Mandarin).

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14.1

Code of Business Conduct and Ethics of the Registrant, incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of BDO China Li Xin Da Hua CPA Co., Ltd

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Original agreement in Mandarin, summary of key terms attached.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 7th day of March 2011.

ZHONGPIN INC.
(Company)

By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xianfu Zhu	Chairman of the Board of Directors	March 7, 2011
Xianfu Zhu	and Chief Executive Officer
(Principal Executive Officer)

/s/ Feng Wang	Chief Financial Officer	March 7, 2011
Feng Wang	(Principal Financial and
Accounting Officer)

/s/ Baoke Ben	Director	March 7, 2011
Baoke Ben

/s/ Min Chen	Director	March 7, 2011
Min Chen

/s/ Raymond Leal	Director	March 7, 2011
Raymond Leal

/s/ Yaoguo Pan	Director	March 7, 2011
Yaoguo Pan

Zhongpin Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

Zhongpin, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Zhongpin Inc.

Henan province, P.R. China

We have audited the accompanying consolidated balance sheets of Zhongpin Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhongpin Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zhongpin Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/ BDO China Li Xin Da Hua CPA Co., Ltd.

Shenzhen, P.R. China

March 7, 2011

ZHONGPIN INC.

CONSOLIDATED  BALANCE  SHEETS

(Amounts in U.S. dollars)

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$84,172,186	$68,982,259
Restricted cash	17,527,056	14,490,575
Bank notes receivable	19,282,740	7,997,172
Accounts receivable, net of allowance for doubtful accounts of $ 1,708,479 and $1,132,038	30,784,463	20,419,797
Other receivables, net of allowance for doubtful accounts of $232,751 and $290,436	1,035,850	652,523
Purchase deposits	7,415,567	5,653,192
Inventories	26,534,014	33,859,420
Prepaid expenses	391,386	186,030
Allowance Receivable	2,477,928	—
VAT recoverable	20,771,902	14,064,185
Deferred tax assets	397,744	256,151
Other current assets	442,080	120,709
Total current assets	211,232,916	166,682,013

Long-term investment	452,987	—
Property, plant and equipment (net)	291,567,396	189,588,904
Deposits for purchase of land use rights	17,059,644	8,718,740
Construction in progress	30,433,905	70,192,150
Land use rights	86,475,708	61,128,431
Deferred charges	21,686	39,855
Other non-current assets	1,436,726	1,761,709

Total assets	$638,680,968	$498,111,802

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$91,774,025	$84,661,697
Bank notes payables	18,646,473	9,560,353
Long-term loans - current portion	14,943,260	4,539,215
Capital lease obligation – current portion	7,282,720	7,480,098
Accounts payable	8,551,003	9,260,750
Other payables	15,842,331	12,882,316
Accrued liabilities	9,794,474	7,377,850
Deposits from customers	8,255,194	5,335,907
Tax payable	1,604,847	1,918,057
Total current liabilities	176,694,327	143,016,243

Deferred tax liabilities	362,135	247,945
Deposits from customers	1,958,827	1,987,579
Capital lease obligation	4,999,454	11,104,435
Long-term loans	83,672,401	44,912,744
Total liabilities	267,687,144	201,268,946

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.

CONSOLIDATED  BALANCE  SHEETS

(Amounts in U.S. dollars)

	December 31, 2010	December 31, 2009
Equity
Common stock: par value $0.001; 100,000,000 authorized; 35,338,160 and 34,662,314 shares issued and outstanding	35,338	34,662
Additional paid in capital	171,401,989	166,169,902
Retained earnings	169,979,344	111,699,375
Accumulated other comprehensive income	29,577,153	18,938,917
Total equity	370,993,824	296,842,856
Total liabilities and equity	$638,680,968	$498,111,802

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amount in U.S. dollars)

	Year Ended December 31,
	2010	2009	2008

Revenues
Sales revenues	$946,720,275	$726,037,187	$539,825,135
Cost of sales	(835,990,804)	(639,559,678)	(471,264,359)
Gross profit	110,729,471	86,477,509	68,560,776

Operating expenses
General and administrative expenses	(24,062,697)	(18,802,329)	(17,960,489)
Selling expenses	(20,726,564)	(14,707,582)	(9,922,993)
Research and development	(638,899)	(56,948)	(715,057)
Impairment Loss	(1,015,780)	(56,103)	(3,180,951)
Gain on disposal of a subsidiary	—	654,249	—
Loss from sale-leaseback transaction	—	(600,759)	—
Total operating expenses	(46,443,940)	(33,569,472)	(31,779,490)

Income from operations	64,285,531	52,908,037	36,781,286

Other income (expense)
Interest expense	(7,910,006)	(6,099,667)	(3,361,356)
Other income (expenses)	1,953,667	(839,491)	(62,102)
Government subsidies	4,184,302	3,440,569	487,777
Total other income (expense)	(1,772,037)	(3,498,589)	(2,935,681)

Net income before taxes	62,513,494	49,409,448	33,845,605
Provision for income taxes	(4,233,525)	(3,819,068)	(2,468,659)

Net income after taxes	58,279,969	45,590,380	31,376,946

Foreign currency translation adjustment	10,638,236	(155,673)	10,908,633
Comprehensive income	$68,918,205	$45,434,707	$42,285,579

Basic earnings per common share	1.67	1.48	$1.06
Diluted earnings per common share	1.65	1.46	$1.05
Basic weighted average shares outstanding	34,837,656	30,750,054	29,475,817
Diluted weighted average shares outstanding	35,270,410	31,230,536	29,834,513

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amount in U.S. dollars)

	Preferred Stock		Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Par value	Shares	Par value	Capital	Earnings	Income	Total
Balance December 31, 2007	3,125,000	3,125	25,891,567	25,892	100,070,571	34,732,049	8,185,957	143,017,594

Preferred stock converted to common	(995,800)	(996)	995,800	996	—	—	—	—
Common Stock and warrants (net of offering cost) – cash exercise	—	—	303,671	303	1,543,284	—	—	1,543,587
Common Stock and warrants - cashless exercise	—	—	313,880	314	(314)	—	—	—
Shareholder’s donation	—	—	—	—	2,591,463	—	—	2,591,463
Compensation expense - options granted	—	—	—	—	1,475,768	—	—	1,475,768
Net income for the year	—	—	—	—	—	31,376,946	—	31,376,946
Foreign currency translation adjustment	—	—	—	—	—	—	10,908,633	10,908,633
Balance December 31, 2008	2,129,200	$2,129	27,504,918	$27,505	$105,680,772	$66,108,995	$19,094,590	$190,913,991

Preferred stock converted to common	(2,129,200)	(2,129)	2,129,200	2,129	—	—	—	—
Common Stock and warrants – cashless exercise	—	—	248,196	248	(248)	—	—	—
Common Stock and warrants - cash exercise	—	—	180,000	180	1,671,020	—	—	1,671,200
Compensation expense - options granted	—	—	—	—	1,679,958	—	—	1,679,958
Common shares offering (net of offering cost)	—	—	4,600,000	4,600	57,138,400	—	—	57,143,000
Net income for the period	—	—	—	—	—	45,590,380	—	45,590,380
Translation adjustment	—	—	—	—	—	—	(155,673)	(155,673)
Balance December 31, 2009	—	$—	34,662,314	$34,662	$166,169,902	$111,699,375	$18,938,917	$296,842,856

Warrants exercised (cashless)	—	—	135,057	135	(135)	—	—	—
Warrants exercised (cash)	—	—	497,789	498	2,503,454	—	—	2,503,952
Option exercised	—	—	43,000	43	384,997	—	—	385,040
Compensation expense for stock option granted	—	—	—	—	2,343,771	—	—	2,343,771
Net income for the period	—	—	—	—	—	58,279,969	—	58,279,969
Translation adjustment	—	—	—	—	—	—	10,638,236	10,638,236
Balance December 31,2010	—	$—	35,338,160	$35,338	$171,401,989	$169,979,344	$29,577,153	$370,993,824

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Amount in U.S. dollars)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$58,279,969	$45,590,380	$31,376,946
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	13,613,922	8,512,431	4,764,421
Amortization of intangible assets	1,422,251	1,019,363	602,511
Loss from sale-leaseback	—	600,759	—
Staff welfare amortization	(356,074)	—	—
Provision for allowance for bad debt	464,311	(291,767)	274,615
Impairment loss	1,015,780	56,103	3,180,951
Other income	(1,139,783)	—	—
Gain on disposal of a subsidiary	—	(649,831)
Warrant expenses	—	—	145,791
Stock-based compensation	2,343,771	1,679,959	1,329,977

Changes in operating assets and liabilities:
Accounts receivable	(10,049,304)	35,615	(381,737)
Other receivable	(289,947)	1,461,708	2,700,131
Purchase deposits	(1,552,498)	(1,546,363)	2,167,512
Prepaid expense	(195,997)	173,854	(159,685)
Inventories	8,194,171	(17,150,749)	10,830,892
Allowance receivables	(2,424,121)	—	—
Tax refunds receivable	(7,150,913)	(6,691,406)	(3,495,617)
Deferred tax asset/liability, net	(26,560)	207,771	(212,347)
Other current assets	60,677	(24,377)	—
Long-term deferred charges	18,984	8,287	(17,018)
Accounts payable	(975,453)	(241,155)	4,998,410
Other payable	1,637,437	5,804,828	2,942,790
Research and development grants payable	—	—	(273,807)
Accrued liabilities	3,506,546	2,320,858	491,730
Taxes payable	(364,633)	536,402	2,220,364
Deposits from customers	2,693,920	708,045	2,280,645
Deposits from customers-Long term portion	(88,463)	—	—
Other noncurrent assets	—	(1,348,997)	—
Net cash provided by (used in) operating activities:	68,637,993	40,771,718	65,767,475

Cash flows from investing activities:
Deposits for purchase of land use rights	(7,895,121)	(7,130,023)	(4,783,718)
Construction in progress	(55,719,217)	(83,916,886)	(76,572,004)
Additions to property and equipment	(10,925,116)	(10,459,534)	(15,031,502)
Additions to land use rights	(23,282,316)	(21,347,416)	(11,573,776)
Proceeds on sale of fixed assets	—	113,291	238,450
Increase in restricted cash	(2,530,672)	2,534,362	(12,990,885)

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Amount in U.S. dollars)

	Years Ended December 31,
	2010	2009	2008

Long-term investment	(443,151)	—	—
Proceeds from disposal of a subsidiary	—	1,226,487	—
Net cash used in investing activities	(100,795,593)	(118,979,719)	(120,713,435)

Cash flows from financing activities:
Proceeds from (repayment of) Bank notes	(2,199,139)	(10,405,839)	5,290,384
Proceeds from (repayment of) short-term loans, net	4,387,909	16,818,596	16,552,240
Proceeds from long-term loans	66,681,885	31,844,612	21,589,878
Repayments of long-term loans	(20,086,899)	(6,004,498)	(145,275)
Proceeds from capital lease obligation	(6,729,655)	14,329,464	4,176,107
Proceeds from common stock	—	57,143,000	—
Proceeds from exercised warrants	2,888,992	1,671,200	1,543,587
Net cash provided by financing activities	44,943,093	105,396,535	49,006,921

Effect of rate changes on cash	2,404,434	(63,441)	2,654,070
Increase (decrease) in cash and cash equivalents	$15,189,927	$27,125,093	$(3,284,969)
Cash and cash equivalents, beginning of period	68,982,259	41,857,166	45,142,135
Cash and cash equivalents, end of period	84,172,186	68,982,259	41,857,166

Supplemental disclosures of cash flow information:
Cash paid for interest	8,717,320	7,218,082	5,462,627
Cash paid for income taxes	3,880,679	3,195,434	1,162,359

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

1.             ORGANIZATION AND NATURE OF OPERATIONS

Zhongpin Inc. (the “Company”) is incorporated in the State of Delaware as a holding company and Henan Zhongpin Food Share Company Limited (“Henan Zhongpin”) was incorporated in the People’s Republic of China (the “PRC”).  Henan Zhongpin is headquartered in Changge City, Henan province. Through its subsidiaries, Henan Zhongpin is principally engaged in the production of pork, prepared meat products and vegetables and fruits, and the retail sales of pork, processed pork products, vegetables and fruits and other grocery items to customers throughout China and other export countries, either directly or through its subsidiaries.

Zhongpin Inc. was incorporated in the State of Delaware under the name “Strong Technical Inc.” for the purpose of operating a personnel outsourcing service that provides skilled workers to industry.  On March 30, 2005, an 82.4% controlling interest in the company was acquired by Halter Capital Corporation and all previous operations were discontinued.

On May 20, 2005, Henan Zhongpin Food Co., Ltd. (“HZFC”) was established in China for the sole purpose of holding the capital stock of Henan Zhongpin and its subsidiaries. The owners of Henan Zhongpin formed HZFC with an initial investment of 16,000,000 Renminbi (“RMB”) ($1,932,367).  HZFC acquired Henan Zhongpin by paying 15,040,000 RMB ($1,816,425) to the stockholders of Henan Zhongpin in exchange for 100% ownership of Henan Zhongpin. The transaction was accounted for as a transfer of entities under common control, wherein Henan Zhongpin was the continuing entity with an increase in registered capital of 960,000 RMB ($115,942).  The historical financial statements of HZFC are essentially those of Henan Zhongpin shown with an increase in capital as if the transfer had taken place at the beginning of the first period presented.

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

On January 30, 2006, Zhongpin, Inc., then known as Strong Technical Inc., consummated an agreement with the shareholders of Falcon whereby Zhongpin Inc. issued 11,250,000 shares of common stock in exchange for all of the issued and outstanding stock of Falcon.  Immediately prior to the transaction there were 502,568 shares outstanding as compared to 11,752,568 shares outstanding immediately following the transaction.  Consequently, Falcon became a wholly owned subsidiary of Zhongpin Inc.  The transaction was accounted for as a reverse acquisition resulting in a recapitalization of Falcon, wherein Falcon’s historical financial statements became those of Zhongpin Inc., retrospectively restated to reflect the adopted capital structure of Zhongpin Inc. as if the transaction had occurred at the beginning of the first period presented.  These financial statements have been adjusted to reflect such restatement.

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

Details of Henan Zhongpin’s subsidiaries are as follows:

NAME	DOMICILE/DATE OF INCORPORATION	REGISTERED CAPITAL	PERCENTAGE OF OWNERSHIP

Henan Zhongpin Import and Export Trading Company	PRC/Aug. 11, 2004	5,060,000 RMB ($611,111)	100.00%

Zhumadian Zhongpin Food Company Limited	PRC/June 7, 2006	60,000,000 RMB ($8,585,398)	100.00%

Anyang Zhongpin Food Company Limited	PRC/Aug. 21, 2006	34,800,000 RMB ($5,094,422)	100.00%

Henan Zhongpin Fresh Food Logistics Company Limited	PRC/Sept. 14, 2006	1,500,000 RMB ($189,665)	100.00%

Deyang Zhongpin Food Company Limited	PRC/Sept. 25, 2006	15,000,000 RMB ($1,893,652)	100.00%

Henan Zhongpin Business Development Company Limited	PRC/Sept. 27, 2006	5,000,000 RMB ($632,215)	100.00%

Luoyang Zhongpin Food Company Limited	PRC/Jan. 18, 2007	60,000,000 RMB ($8,703,452)	100.00%

Yongcheng Zhongpin Food Company Limited	PRC/Mar. 1, 2007	60,000,000 RMB ($8,783,487)	100.00%

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

NAME	DOMICILE/DATE OF INCORPORATION	REGISTERED CAPITAL	PERCENTAGE OF OWNERSHIP
Tianjin Zhongpin Food Company Limited	PRC/Sept. 14, 2007	100,000,000 RMB ($14,639,145)	100.00%

Jilin Zhongpin Food Company Limited	PRC/Dec. 11, 2008	1,000,000 RMB ($145,688)	100.00%

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	PRC/Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100.00%

Taizhou Zhongpin Food Company Limited	PRC/May 12, 2010	50,000,000 RMB ($7,362,794)	100.00%

Changchun Zhongpin Food Company Limited	PRC/Aug. 6, 2010	50,000,000 RMB ($7,382,253)	100.00%

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Zhongpin Inc. and its wholly owned subsidiaries (collectively referred to herein as the “Company”).  All significant intercompany accounts and transactions have been eliminated during the process of consolidation. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Foreign Currency Translations and Transactions

RMB, the national currency of China, is the primary currency of the economic environment in which the Company’s China-based subsidiaries are operating.  The United States dollar (“U.S. dollar”) is the functional currency used by Falcon and Zhongpin Inc. to record all of their activities.  The Company uses the U.S. dollar for financial reporting purposes.

The Company translates assets and liabilities into U.S. dollars using the middle exchange rate by the People’s Bank of China as of the balance sheet date. The consolidated statement of income is translated at average rates during the reporting period.  Adjustments resulting from the translation of financial statements from RMB into U.S. dollars are recorded in stockholders’ equity as part of accumulated comprehensive loss — translation adjustments.  Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

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

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

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

Bank Notes Receivable

The Company only accepts notes issued by banks in the normal course of business as payment for products sold by the Company. These bank notes receivable have maturity dates of up to 180 days and bear no interest. The Company can hold the bank notes until the maturity date and collect the amount from the issuing banks, or the Company can use these bank notes as a means for payment for goods or services received. The Company accrues no provision for these bank notes because such bank notes have little risk of default in China.

Accounts Receivable

During the normal course of business, the Company’s policy is to ask larger customers to make deposits in reasonable and meaningful amounts on a case-by-case basis.  For certain newly developed customers, the Company may extend unsecured credit.

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

China.  The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

an amount equal to 5% of the aggregate amount of accounts receivable less than one year old.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company.  Such deposits are usually applied for the collection of the outstanding accounts receivable during the year.  With such a practice in place, the Company did not have any specific allowance for doubtful accounts provided against specific customers at December 31, 2010 and 2009, respectively.

The following table presents allowance activities in accounts receivable.

	December 31, 2010	December 31, 2009

Beginning balance	$1,132,038	$1,215,901
Addition to/(Reduction in) allowance for bad debt	576,441	(83,863)

Ending balance	$1,708,479	$1,132,038

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

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Land Use Rights

The Chinese government owns all of the parcels of land on which the Company’s plants are built.  In China, land use rights for commercial purposes are granted by the PRC government typically for a term of 40-50 years.  The Company is required to pay a lump sum of money to the State Land and Resource Ministry of the applicable locality to acquire such rights.  The Company capitalizes the lump sum of money paid and amortizes these land use rights by using the straight line method over the term of the land use license granted by the applicable governmental authority.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, other receivables, advance to vendor, accounts payable and accrued liabilities, capital lease obligations and short-term and long-term loans are reasonable estimates of their fair value because of the short maturity of these items. The fair value of amounts due from/to related parties and stockholders are a reasonable estimate of their fair value as the amounts will be collected and paid off in a period less than one year.  The carrying amounts of capital lease obligations approximate their fair value based on the Company’s current incremental borrowing rates for similar types of arrangements.  Long-term debt approximates fair value since the bank term loans are fixed rate instruments and bear interest at the rate dictated and published by the People’s Bank of China. The current rates published by the People’s Bank of China approximate the interest rates of the loans outstanding.

Shipping and Handling Cost

All shipping and handling fees are included in selling expenses.

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

Value Added Tax

All China-based enterprises are subject to a VAT imposed by the PRC government on their domestic product sales.  The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors.  Input VAT rates are 13% for most of the purchasing activities conducted by the Company.  Output VAT rate is 13% for chilled pork products, frozen pork products and vegetable and fruit products, and 17% for prepared meat products.  The input VAT can be offset against the output VAT.  The VAT payable or recoverable balance presented on the consolidated balance sheets represents either the input VAT less than or larger than the output VAT.  The debit balance represents a credit against future collections of output VAT instead of a receivable. On a semi-annual basis, the Company forecasts for each subsidiary separately the amount of sales revenue necessary to fully utilize the VAT recoverable. The factors considered in performing these forecasts include industry-specific and local economic conditions, as well as consumer behavior by the subsidiaries’ designated geographical parameter and its demographics within. Once the VAT recoverable for a subsidiary is determined to be non-recoverable in part or in full, the VAT recoverable is written-off as impairment loss.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Compensation

The Company receives employee and certain non-employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company accounts for stock compensation expense under the fair value recognition provisions of the Financial Accounting Standards Board, Accounting Standards Codification (ASC) Topic 718 (ASC 718), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. See Note 13, “Stock Warrants and Options”, for further discussion on stock compensation expense.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share.  Based on the fact that the voting rights and certain other characteristics of the Company’s Series A convertible preferred stock are the same as those of common stock, the outstanding shares of the Company’s Series A convertible preferred stock at each reporting period are deemed to be common shares outstanding.  All of such securities are included in the computation of diluted earnings per share.  The number of shares of common stock underlying the outstanding stock warrants and options at December 31, 2010, 2009 and 2008 were 1,055,564, 1,478,765 and 1,816,289, respectively, which were all included in the computation of diluted earnings per share.

Government Subsidies

The Company’s subsidiaries in China receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies.  In general, the Company presents the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

expense, such as research and development expense or interest expenses.  The information relating to government subsidies received and recognized is presented in Note 15.

Research and Development Expenses

Research and development costs are expensed as incurred.  Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the years ended December 31, 2010, 2009 and 2008 were $3,130,000, $2,803,634 and $3,151,854, respectively.  After offsetting the government subsidies received by the Company that were specified for supporting the Company’s research and development efforts, the net research and development expenses for the years ended December 31, 2010, 2009 and 2008 were $638,899, $56,948 and $1,144,647, respectively.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.  Comprehensive income (loss) is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners. At December 31, 2010, 2009 and 2008, the Company’s Comprehensive Income consists primarily of translation adjustments from foreign currency exchange.

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

Zhongpin Inc. was incorporated under the laws of the State of Delaware on February 4, 2003 and is subject to federal income tax and Delaware state income tax.  Falcon Link was established under the laws of the British Virgin Islands on July 21, 2005 and is not subject to income tax in accordance with the laws and regulations of the British Virgin Islands.  The Company’s other subsidiaries, which are all located in China, are subject to the PRC Enterprise Income Tax (“EIT”) Law, which became effective January 1, 2008 and has a uniform statutory tax rate of 25 percent.  Under the EIT Law, income derived by an enterprise from the primary processing of agricultural products (including slaughtering live hogs) is exempt from EIT.  Consequently, 10 of the Company’s 15 subsidiaries in China that slaughter live hogs are exempted from EIT.  Such exempted income before income tax is deemed as part of a permanent difference for the purpose to determine the proper income tax provision.

The Company’s other five subsidiaries in China are subject to the uniform 25% tax rate in relation to non-primary processing of agricultural products.  The following table provides a summary of the EIT status.

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsidiaries Subject to Enterprise Income Tax	Tax Rate
Henan Zhongpin Food Share Company Limited	EIT Exemption for slaughtering business and 25% for other businesses
Zhumadian Zhongpin Food Company Limited	EIT Exemption
Anyang Zhongpin Food Company Limited	EIT Exemption
Deyang Zhongpin Food Company Limited	EIT Exemption
Heilongjiang Zhongpin Food Company Limited*	EIT Exemption
Luoyang Zhongpin Food Company Limited	EIT Exemption
Yongcheng Zhongpin Food Company Limited	EIT Exemption
Tianjin Zhongpin Food Company Limited	EIT Exemption
Jilin Zhongpin Food Company Limited	EIT Exemption
Hengshui Zhongpin Food Company Limited*	EIT Exemption
Taizhou Zhongpin Food Company Limited	EIT Exemption
Changchun Zhongpin Food Company Limited	EIT Exemption
Henan Zhongpin Food Company Limited	25%
Henan Zhongpin Import and Export Trading Company Limited	25%
Henan Zhongpin Fresh Food Logistics Company Limited	25%
Henan Zhongpin Business Development Company Limited	25%
Henan Zhongpin Agriculture Development Company Limited	25%

* Heilongjiang Zhongpin Food Company Limited and Hengshui Zhongpin Food Company Limited were terminated in the fourth quarter of 2010.

There is no consolidated enterprise income tax return concept in China.  As a result, if one subsidiary has net income, that net income cannot be offset by the loss incurred in another subsidiary within the consolidated company.  Similarly, if one subsidiary has a net operating loss, that net operation loss cannot be offset by the net income in another subsidiary within the consolidated company.

Recently Issued Accounting Pronouncements

Adoption of FASB ASU 2009-05

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value,” which amends the guidance in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities. If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance in ASC 820. ASU 2009-05 is effective for interim and annual periods beginning after its issuance and did not have a material impact on the Company’s consolidated financial position or results of operations.

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

Adoption of FASB ASU 2010-13

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this ASU should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and did not have a material impact on the Company’s consolidated financial position or results of operations.

Adoption of FASB ASU 2010-06

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, which provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for separately disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and did not have a material impact on the Company’s consolidated financial position or results of operations.

3.             INVENTORIES

Inventories at December 31, 2010 and 2009 consisted of:

	At December 31,
	2010	2009

Raw materials	$6,934,521	$4,941,774
Low value consumables and packaging	1,506,700	961,009
Work-in-progress	2,719,933	3,020,589
Finished goods	15,372,860	24,936,048

Inventories	$26,534,014	$33,859,420

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

4.             PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost at December 31, 2010 and 2009 is as follows:

	At December 31,
	2010	2009
Plants and buildings	$214,765,759	$130,399,711
Machinery and equipment	96,632,003	68,060,172
Office furniture and equipment	3,915,451	2,658,598
Vehicles	3,629,177	3,144,368
Accumulated depreciation	(27,374,994)	(14,673,945)
Total	$291,567,396	$189,588,904

The depreciation expenses for the years ended December 31, 2010, 2009 and 2008 were $13,613,922, $8,512,431 and $4,780,810, respectively.

Of the above information, property, plant and equipment under the sale-leaseback agreement at cost at December 31, 2010 and 2009 is as follows:

	At December 31,
	2010	2009
Plants and buildings	$695,424	$707,433
Machinery and equipment	25,589,091	26,239,328
Office furniture and equipment	34,655	28,937
Vehicles	4,130	3,939
Accumulated depreciation	(2,111,119)	(631,251)
Total	$24,212,181	$26,348,386

The deferred losses included in the property and equipment balance were $2,784,665 and $4,149,415 at December 31, 2010 and 2009, respectively, and would be amortized over the lease term. Of the depreciation expenses, $1,461,075 and $1,428,571 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the year ended December 31, 2010; $179,508 and $540,294 were amortization of the deferred loss and depreciation expense from assets under capital lease, respectively, for the year ended December 31, 2009.

5.             LAND USE RIGHTS

The Company’s land use rights at December 31, 2010 and 2009 are summarized as follows:

	At December 31,
	2010	2009

Land use rights	$90,284,405	$63,412,436
Accumulated amortization	(3,808,697)	(2,284,005)
Total	$86,475,708	$61,128,431

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

The amortization of land use rights for the years ended December 31, 2010, 2009 and 2008 were $1,422,251, $1,019,363, $602,511, respectively.

6.             CONSTRUCTION IN PROGRESS

Construction in progress at December 31, 2010 and 2009 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	December 31, 2010	December 31, 2009
Production line for prepared pork in Changge industrial park	January 2010	$—	$75,203
Production facility for prepared pork products in Changge industrial park	March 2010	—	17,145,694
Water solution station in Changge industrial park	April 2010	—	64,439
Dormitories and other infrastructure in Changge industrial park	April 2010	1,963	2,844,349
Production facility for food oil in Changge industrial park	April 2010	—	4,515,099
Production facility for chilled and frozen pork in Tianjin	April 2010	—	38,100,295
Distribution center in Zhumadian	July 2010	—	3,611,201
Facility upgrade and distribution center in Anyang	August 2010	—	2,958,320
Distribution center in Luoyang	September 2010	—	743,973
Upgrade for export certification in Changge	March 2011	2,305,978	—
Zhengzhou office	April 2011	36,934	12,390
Replacement and maintenance in Changge industrial park	May 2011	303,570	121,187
Distribution center in Changge	May 2011	19,393,985	—
Information system	July 2011	671,757	—
Production facility for chilled and frozen pork in Taizhou	January 2012	2,566,868	—
Production facility for chilled and frozen pork in Changchun	January 2012	5,054,401	—
Production facility for prepared pork products in Tianjin	April 2012	98,449	—

Total		$30,433,905	$70,192,150

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

Estimated cost to complete current construction in process is $32.8 million, which does not include non-contracted budgets approved by management to construct production facilities for the Taizhou and Changchun subsidiaries. For the years ended December 31, 2010 and 2009, the amount of interest capitalized is $1.1 million and $0.6 million, respectively.

(1)          Represents date all regulatory permits and approvals are received and project is placed in service.  In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

8.               SHORT-TERM BANK LOANS

Short-term bank loans are due within one year.  Of the $91.8 million aggregate principal amount of short-term bank loans at December 31, 2010, loans in the principal amount of $31.7 million were secured by the Company’s subsidiaries in China, and loans in the aggregate principal amount of $22.6 million were guaranteed by Huanghe Enterprises Group Co., Ltd., an unaffiliated third party (“Huanghe Group”).  These loans bear interest at prevailing lending rates in China ranging from 5.00 % to 6.10% per annum.

9.               LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at December 31, 2010 and 2009 were as follows:

Bank	December 31, 2010	December 31, 2009

China Construction Bank	$13,589,623	$7,322,574
China Minsheng Bank	—	7,322,574
Agriculture Bank of China	63,267,245	10,251,605
Rabobank Nederland Shanghai	4,529,874	11,716,118
China CITIC Bank	—	4,393,544
Canadian Government Transfer Loan	1,343,429	1,489,099
China Merchants Bank	14,344,605	6,956,445
Changge Old Town	1,540,885	—
Current portion	(14,943,260)	(4,539,215)
Total long-term portion	$83,672,401	$44,912,744

In December 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($3.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.85% per annum on December 31, 2010 and adjustable in the month immediately following the publishing of rate

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

adjustments by the People’s Bank of China during the term of the loan) and are payable on December 10, 2013.  Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.22% per annum on December 31, 2010 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on September 17, 2012, 2013 and December 27, 2014.  Borrowings under the loan agreement are guaranteed by the Company’s wholly owned subsidiary, Yongcheng Zhongpin Food Company Limited.

In July 2010, the Company’s wholly owned subsidiary, Tianjin Zhongpin Food Company Limited (“Tianjin Zhognpin”) entered into a loan agreement with Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($45.3 million). Tianjin Zhongpin drew down RMB 50 million ($7.5 million) in July 2010 and RMB 80 million ($12.1 million) in November 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.22% per annum on December 31, 2010 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2012, 2013, 2014 and 2015.  Borrowings under the loan agreement are secured by the land use right, property and plant of Tianjin Zhongpin.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date minus 10% (4.86% per annum on December 31, 2010 and adjustable on the anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 29, 2013.  Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

In April 2010, in connection with the purchase of a piece of land from Changge Old Town,  Changge Old Town extended a loan to Henan Zhongpin with a principal amount of RMB 10.2 million ($1.5 million) and bearing interest at the rate of 7.00% per annum payable on June 30, 2010 and each anniversary thereafter. Such loan does not have a fixed term and the principal amount of the loan should be repaid by Henan Zhongpin upon six months prior written notice from Changge Old Town.

In March 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($8.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.22% per annum on December 31, 2010 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on March 18, 2011, 2012, 2013 and 2014 and December 27, 2014.  Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

In February 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($10.7 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.85% per annum on December 31, 2010 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013.  Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($10.6 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.22% per annum on December 31, 2010 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on December 27, 2011, 2012, 2013 and 2014.  Borrowings under the loan agreement are secured by the land use right, property and plant of Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($14.3 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.22% per annum on December 31, 2010 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on November 26, 2012, 2013 and 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.5 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.85% per annum on December 31, 2010 and adjustable on the anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 10, 2011.  Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

In May 2009, Henan Zhongpin entered into a loan agreement with China Minsheng Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.5 million). All amounts borrowed under the loan agreement bear interest at a fixed rate of 5.4% per annum, subject to adjustment on the first anniversary of the date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms and are payable on May 6, 2011. Borrowings under the loan agreement are guaranteed by the Company’s wholly owned subsidiary, Yongcheng Zhongpin Food Company Limited. In the third quarter of 2010, Henan Zhongpin repaid all balance under this loan and terminated the loan agreement with China Minsheng Bank without any extra cost.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a three-year term loan of up to RMB 80 million ($11.9 million).  On June 10, 2008, the first 50% of the long-term loan was funded by the bank.  The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008.  Amounts currently outstanding

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

under the long-term loan bear interest at the rate published by the People’s Bank of China for loans with the same or similar terms (5.85% per annum on December 31, 2010). The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date.  As of December 31, 2010, $4.5 million of the principal amount of the loan remained outstanding.

Borrowings under the term loan agreement are guaranteed by the Company’s subsidiaries, Anyang Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Co., Ltd., are secured by mortgages on the Company’s prepared pork production facilities located in Changge City, Henan province and are subject to various financial and non-financial covenants, including a debt-to-net-worth ratio, a debt-to-EBITDA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors.  Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility.  As of December 31, 2010, Rabobank has waived the right to enforce any and all covenants against Henan Zhongpin on this term loan going forward.

In May 2002, Henan Zhongpin entered into a loan agreement with Bank of Communications, Zhengzhou Branch, which is the intermediary bank for a 40-year term loan in the amount of $2,504,969 from the Canadian government.  Under the terms of the loan agreement, 58% of the principal amount ($1,452,882) of this loan bears interest at the fixed rate of 6.02% per annum and remaining principal amount of this loan is interest free.  The loan is repayable in a fixed amount of $145,671, which includes both principal and interest, that is payable on a semi-annual basis through November 15, 2041.  Borrowings under the loan agreement are guaranteed by the Financing Department of Henan province. The following table shows the minimum payment obligation for the next five years.

Due on December 31,	Amount
2011	$14,943,260
2012	15,245,252
2013	40,164,888
2014	25,669,289
2015	—
Above 5 years	2,592,972
Subtotal	98,615,661
Less: current portion	(14,943,260)
Total	$83,672,401

11.                                 INCOME TAX

The income before income taxes for the years ended December 31, 2010, 2009 and 2008 was as following:

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

	Years Ended December 31,
	2010	2009	2008

Income in China-based entities	$66,794,810	53,892,780	$37,605,710
Income/(loss) in non-China and non-US entities	9,789	(20,780)	32,626
Loss in the U.S entity	(4,291,105)	(4,464,561)	(3,388,941)
Elimination during consolidation process	—	2,009	(173,229)

Income before income taxes	$62,513,494	49,409,448	$34,076,166

The income tax provision for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Years Ended December 31,
	2010	2009	2008
Current:
China	$4,260,085	$3,731,444	$2,681,006
Federal	—	—	—
State	—	—	—

Deferred:
China	(26,560)	87,624	(212,347)
U.S.	—	—	—

	$4,233,525	$3,819,068	$2,468,659

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components that give rise to deferred tax assets and liabilities as of December 31, 2010 were as follows:

	At December 31
	2010	2009
Current:
Bad debt allowance	$247,249	$161,323
Accrued salaries	150,495	70,766
Other accrued liabilities	—	24,062
Current deferred tax asset	397,744	256,151

Non-current:
Depreciation	(531,990)	(497,426)
Net operating loss carry forwards	5,726,194	3,927,610
Total Non-current	5,194,204	3,430,184

Valuation allowance	(5,556,338)	(3,678,129)

Net non-current deferred tax assets/(liability)	$(362,134)	$(247,945)

11.                                 INCOME TAX (continued)

The U.S entity had an accumulated net operating loss of $14,236,328, $9,945,223 and $5,480,662 at December 31, 2010, 2009 and 2008, respectively.  There was no net operating loss in 2005.  Under the U.S. tax laws, the net operating loss can be carried forward for 20 years and carried back for 2

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

years.  Accordingly, the nominal deferred tax assets could be $4,982,715 at December 31, 2010.  Management believes it is more likely than not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future.   As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

	Years Ended December 31,
	2010	2009	2008

Statutory rate	34.0%	34.0%	34.0%
Income tax rate reduction	(9.0)%	(9.0)%	(9.0)%
Permanent differences	(18.3)%	(19.5)%	(19.9)%
Valuation allowance	0.10%	3.5%	2.0%
Other	0.00%	(1.3)%	0.1%

Effective income tax rate	6.8%	7.7%	7.2%

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

Activities in 2010

During 2010, warrants to purchase an aggregate of 37,500 shares of common stock were exercised with an exercise price of $5.00 per share on a cashless basis. In connection with these transactions, the Company issued an aggregate of 29,028 shares of common stock. For cash flow purposes, these transactions were non-cash transactions.

During 2010, warrants to purchase an aggregate of 375,000 shares of common stock were exercised with an exercise price of $5.00 per share on a cash basis. In connection with these transactions, the Company issued an aggregate of 375,000 shares of common stock and received $1,875,000. For cash flow purposes, these transactions were cash transactions.

During 2010, warrants to purchase an aggregate of 14,950 units were exercised on a cash basis. Each unit is comprised of two shares of the Company’s Series A preferred stock and a five-year warrant to purchase one share of the Company’s common stock with the exercise price of $4.00 per share. At the time of exercise of the unit warrants, the holders also exercised the underlying warrants to purchase shares of common stock. In connection with these transactions, the Company issued an aggregate of 44,850 shares of common stock and received $194,350 cash proceeds from such issuances. For cash flow purposes, these transactions were cash transactions.

During 2010, warrants to purchase an aggregate of 21,650 units were exercised on a cashless basis. Each unit is comprised of two shares of the Company’s Series A preferred stock and a five-year warrant to purchase one share of the Company’s common stock with the exercise price of $5.00 per share. At the time of exercise of the unit warrants, the holders also exercised the underlying warrants to purchase shares of common stock. In connection with these transactions, the Company issued an aggregate of 51,145 shares of common stock. For cash flow purposes, these transactions were non-cash transactions.

During 2010, warrants to purchase an aggregate of 11,250 shares of common stock were exercised with an exercise price of $5.50 per share on a cashless basis. In connection with these transactions, the Company issued an aggregate of 8,454 shares of common stock. For cash flow purposes, these transactions were non-cash transactions.

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

During 2010, warrants to purchase an aggregate of 75,564 shares of common stock were exercised with an exercise price of $5.50 per share on a cash basis. In connection with these transactions, the Company issued an aggregate of 75,564 shares of common stock and received $415,602. For cash flow purposes, these transactions were cash transactions.

During 2010, warrants to purchase an aggregate of 50,000 shares of common stock were exercised with an exercise price of $10.00 per share on a cashless basis. In connection with these transactions, the Company issued an aggregate of 15,565 shares of common stock. For cash flow purposes, these transactions were non-cash transactions.

During 2010, warrants to purchase an aggregate of 48,312 shares of common stock were exercised with an exercise price of $8.00 per share on a cashless basis. In connection with these transactions, the Company issued an aggregate of 30,865 shares of common stock. For cash flow purposes, these transactions were non-cash transactions.

During 2010, warrants to purchase an aggregate of 2,375 shares of common stock were exercised with an exercise price of $8.00 per share on a cash basis. In connection with these transactions, the Company issued an aggregate of 2,375 shares of common stock and received $19,000. For cash flow purposes, these transactions were cash transactions.

During 2010, options to purchase an aggregate of 43,000 shares of common stock were exercised on a broker-assisted cash basis. In connection with the transaction, the Company issued 43,000 shares of common stock and received approximately $0.4 million.

13.                                 STOCK WARRANTS AND OPTIONS

As of December 31, 2010, the Company had outstanding warrants and options to purchase an aggregate of 1,055,564 shares of common stock.

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

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

13.                                 STOCK WARRANTS AND OPTIONS (continued)

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Years Ended December 31,
	2010	2009	2008
Expected life (years)	3	3	—
Expected volatility	65.11-66.96%	39.91-40.33%	—%
Risk-free interest rate	1.30-1.42%	1.15-1.36%	—%
Dividend yield	—%	—%	—%

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

On March 31, 2009, the Company issued stock purchase options to an executive officer to purchase 33,000 shares of common stock at an exercise price of $8.88 per share, equal to the closing price of the Company’s common stock on March 31, 2009.  These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (one year) and will expire on the fourth anniversary of the vesting date.  The compensation expense for these options amounted to $20,955 and $62,865 for the years ended December 31, 2010 and 2009, respectively.

On April 24, 2009, the Company issued stock purchase options to 22 key employees to purchase 240,000 shares of common stock at an exercise price of $8.93 per share, equal to the closing price of the Company’s common stock on April 24, 2009.  These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (one year) and will expire on the fourth anniversary of the vesting date.  The compensation expense for these options amounted to $190,665 and $457,425 for the years ended December 31, 2010 and 2009, respectively.

Granting Activities in 2010

On March 31, 2010, the Company granted stock options to an executive officer to purchase 33,000 shares of the Company’s common stock with an exercise price of $12.70 per share, equal to the closing price of the Company’s common stock on March 31, 2010. These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (one year for the executive officer) and will expire on the fourth anniversary of the vesting date. The compensation expense for these options amounted to $129,938 for the year ended December 31, 2010.

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

On April 24, 2010, the Company granted stock options to its 22 employees to purchase 240,000 shares of the Company’s common stock with an exercise price of $13.42 per share, equal to the closing price of the Company’s common stock on April 23, 2010, the last trading day before April 24, 2010 (Saturday). These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (one year) and will expire on the fourth anniversary of the vesting date. The compensation expense for these options amounted to $898,087 for the year ended December 31, 2010.

At December 31, 2010, the Company had unrecognized stock-based compensation in the aggregate amount of $446,026.  That cost is expected to be recognized over a period of two years. A summary of stock warrant and option activities during the two-year period ended December 31, 2010 is as follows:

	Warrants and Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic

Outstanding at 01/01/08	2,573,152	7.23	3.85	$7.94

Granted	—
Exercised	(617,552)	5.40
Forfeited or expired	(139,997)	8.28
Outstanding at 12/31/08	1,815,603	7.77	3.03	$6.66
Exercisable at 12/31/08	1,436,992	$6.90		$5.10

Granted	273,000	9.43
Exercised	(428,196)	7.64
Forfeited or expired	(181,642)	7.61
Outstanding at 12/31/09	1,478,765	8.19	2.44	$7.25
Exercisable at 12/31/09	1,215,237	$7.77		$7.84

Granted	273,000	13.33
Exercised	(691,251)	5.89
Forfeited or expired	(4,950)	5.00
Outstanding at 12/31/10	1,055,564	11.21	2.57	$3.76
Exercisable at 12/31/10	720,000	$10.61		$4.22

The weighted-average grant-date fair value of stock warrants and options granted during the years 2010, 2009 and 2008 was $5.40, $2.69, $0, respectively. The total intrinsic value of warrants and options exercised during the years ended December 31, 2010, 2009 and 2008, was approximately $9.6 million, $3.5 million, $4.3 million, respectively.

The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008, was $1,480,100, $1,269,445, $1,475,768, respectively.

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

14.                                 EARNINGS PER SHARE

Earnings per share (basic and diluted) for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Years Ended December 31,
	2010	2009	2008
Net income attributable to common shares	$58,279,969	$45,590,380	$31,376,946

Basic Earnings Per Share
Basic earnings per share from net income	$1.67	$1.48	$1.06

Diluted Earning Per Share
Diluted earnings per share from net income	$1.65	$1.46	$1.05

Weighted average number of common shares outstanding – basic	34,837,656	30,750,054	29,475,817
Dilutive effect of stock options	432,754	480,482	358,696
Weighted average number of common shares outstanding – diluted	35,270,410	31,230,536	29,834,513

All potentially dilutive securities were included in diluted earnings per share as the average market price is greater than the exercise price of the warrants and options outstanding.

15.                                 GOVERNMENT SUBSIDIES

The central and local government province provided Henan Zhongpin with various subsidies to encourage its research and development activities and building new facilities using information technology, building cold chain logistic and distribution networks, and for other contributions to the local community, such as increasing employment opportunities.  The government subsidies are generally classified as earmarked (such as research and development activities) or non-earmarked. The interest subsidies were earmarked to offset the Company’s interest expenses incurred in relation to the construction of its vegetable and fruit production facility.  All subsidies were accounted for based on evidence that cash has been received and the earmarked activities have taken place.  Subsidies earmarked for research and development activities were first offset against relevant research and development expenses incurred, and interest subsidies were offset against the relevant interest expense incurred.  Non-earmarked subsidies are generally recognized as other income.

Government subsidies received by the Company during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Deferred subsidies opening balance:
Interest subsidies	—	—	$274,175
Earmarked subsidies	—	—	217,635
Total	—	—	$491,810

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

	2010	2009	2008
Subsidies received:
Interest subsidies	$591,001	$537,256	$622,520
Earmarked subsidies	—	92,227	868,907
Unearmarked subsidies	4,184,302	3,440,569	—
Total	$4,775,303	$4,070,052	$1,491,427

Subsidies recognized:
Interest subsidies	$591,001	$537,256	$910,058
Earmarked subsidies	—	92,227	1,097,149
Unearmarked subsidies	4,184,302	3,440,569	—
Total	$4,775,303	$4,070,052	$2,007,207

Deferred subsidies year ending balance:
Interest subsidies	$—	$—	$—
Earmarked subsidies	—	—	—
Total	$—	$—	$—

(Subsidies received and other income recognized are translated at the average exchange rate.  The beginning and ending balances are translated at the year-end exchange rate.)

16.                                 COMMITMENTS AND CONTINGENCIES

Mutual Guarantee

In June 2010, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $22.6 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $22.6 million. The agreement will expire in June 2011. At the expiration of the agreement, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreement.  This mutual guarantee may be terminated by either party at any time if the other party is in material dispute or litigation that has materially and adversely affect its operations or is in liquidation or bankruptcy proceedings; provided, however, that any loan guarantees in effect prior to termination shall remain in effect.

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

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

the event Henan Zhongpin is required to pay all or a portion of any loans covered by the mutual guarantee, Henan Zhongpin would seek reimbursement for such payment from Huanghe Group.

At December 31, 2010, Henan Zhongpin had outstanding guarantees for $15.1 million of Huanghe Group’s bank loans under the agreement.  All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months. As a result, the maximum potential amount of future payments (undiscounted) Henan Zhongpin could be obligated to make under the mutual guarantee at such date was $15.1 million.  The Company did not record any liability on its balance sheet with respect to this mutual guarantee as the Company believes, based upon its continuing due diligence on Huanghe Group and its business, that Henan Zhongpin’s liability there under remains contingent.

16.                                 COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings

As of December 31, 2010, there was no material legal proceeding to which the Company was a party or to which any of the Company’s assets was subject that will have a material adverse effect on the Company’s financial condition.

Operating Leases

The Company leases plants and buildings in Gongzhuling City of Jilin province starting from December 2008 under lease agreements.  The terms of operating lease agreements are two years from starting dates.  The monthly rental payment is RMB200,000 ($29,543).  The Company has adopted the straight-line method to record the monthly rental expenses.  The rental expenses under these lease agreements were $769,801, $796,369 and $707,344 for the years ended December 31, 2010, 2009 and 2008, respectively.

Capital Leases

In November 2009, Henan Zhongpin entered into a sale-leaseback agreement with CMB Financial Leasing Co., Ltd. (“CMB Leasing”) pursuant to which Henan Zhongpin sold to CMB Leasing equipment with a book net value of $8.3 million for $5.9 million and leased such equipment back. The lease payments for this equipment are paid on a quarterly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At December 31, 2010, the quarterly rental fee under the agreement was $532,589, which included an interest component calculated at the rate of 4.91% and adjustable in the quarter following any rate adjustments published by the People’s Bank of China. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 2009, Luoyang Zhongpin entered into a sale-leaseback agreement with CMB Leasing pursuant to which Luoyang Zhongpin sold to CMB Leasing equipment with a book net value of $6.8 million for $4.4 million and leased such equipment back. The lease payments for this equipment are paid on a quarterly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At December 31, 2010, the quarterly rental fee under the agreement was $399,441, which included an interest component calculated at the rate of 4.91% and adjustable in the quarter following any rate adjustments published by the People’s Bank of

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

China. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 2009, Zhumadian Zhongpin entered into a sale-leaseback agreement with De Lage Landen (China) Co., Ltd. (“De Lage Landen”) pursuant to which Zhumadian Zhongpin sold to De Lage Landen equipment with a book net value of $5.9 million for $6.0 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  At December 31, 2010, the monthly rental fee under the agreement was $177,999, which included an interest component calculated at the rate of 5.31% and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

On October 28, 2008, Henan Zhongpin entered into a sale-leaseback agreement with CMB Finance pursuant to which Henan Zhongpin sold to CMB Finance plants, buildings, machinery and equipment owned by Henan Zhongpin and located in Changge City, Henan province with a net book value of $6.8 million for $6.6 million and leased these assets back immediately. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans.  As of December 31, 2010, the monthly rental fee under the agreement was $140,052, which included an interest component calculated at the rate of 5.4% and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan.

Under the Company’s non-cancellable lease agreements, the minimum lease payments for the remaining lease terms are summarized as follows:

	Operating	Capital
December 31,	Leases	Leases

2011	413,608	7,282,720
2012	—	5,630,370
Total minimum lease payments	413,608	12,913,090
Less amounts representing interest	—	(630,916)
	$413,608	$12,282,174
Less current portion		(7,282,720)
Capital lease non-current portion		$4,999,454

17.                                 SEGMENT REPORTING

The Company operates in only one segment: meat production. The Company’s vegetable and fruit operations, both financially and operationally, do not represent a significant enough portion of its business to constitute a separate segment. However, the Company’s product lines are divided into two divisions: pork and pork products, and vegetables and fruits.

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

The pork and pork products division is involved primarily in the processing of live hogs into fresh, frozen and processed pork products. The pork and pork products division markets its products domestically to retail stores and to food retailers, foodservice distributors, restaurant operators and noncommercial food service establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as in certain international markets on a limited basis.

The vegetables and fruits division is involved primarily in the processing of fresh vegetables and fruits.  The Company contracts with more than 100 farms in Henan province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes.  The proximity of the contracted farms to operations ensures freshness from harvest to processing.  The Company contracts with those farms to grow more than 35 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans and strawberries.

Sales by Division

(U.S. dollars in millions)

	Years Ended December 31,
	2010	2009	2008
Pork and Pork Products
Chilled Pork	$514.6	$396.1	$289.3
Frozen Pork	258.5	224.8	187.9
Prepared Pork Products	157.4	93.0	53.7
Vegetables and Fruits	16.2	12.1	8.9
Total	$946.7	$726.0	$539.8

Cost of Sales by Division

(U.S. dollars in millions)

	Years Ended December 31,
	2010	2009	2008
Pork and Pork Products	$822.6	$629.5	$463.8
Vegetables and Fruits	13.4	10.1	7.5
Total	$836.0	$639.6	$471.3

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

17.           SEGMENT REPORTING (continued)

Gross Profit by Division

(U.S. dollars in millions)

	Years Ended December 31,
	2010	2009	2008
Pork and Pork Products	$107.9	$84.6	$67.2
Vegetables and Fruits	2.8	1.9	1.4
Total	$110.7	$86.5	$68.6

ZHONGPIN INC.

NOTES TO FINANCIAL STATEMENTS

18.                                 QUARTERLY FINANCIAL INFORMATION

	Year Ended December 31, 2010
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$286,286	$241,076	$215,073	$204,285	$946,720
Gross Profit	33,198	27,279	25,334	24,918	110,729
Income From Operations	20,042	15,800	13,961	14,483	64,286
Net Income	17,984	14,681	12,365	13,250	58,280
Net Income per Common Share:
Basic	0.51	0.42	0.36	0.38	1.67
Diluted	0.50	0.42	0.35	0.38	1.65

	Year Ended December 31, 2009
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$215,490	$194,851	$161,847	$153,849	$726,037
Gross Profit	24,659	23,707	18,968	19,144	86,478
Income From Operations	13,166	15,464	12,583	11,695	52,908
Net Income	11,891	13,235	10,723	9,741	45,590
Net Income per Common Share:
Basic	0.35	0.44	0.36	0.33	1.48
Diluted	0.34	0.44	0.36	0.33	1.46