Form 10-Q
period 2011-03-31
ZHONGPIN INC.
filed 2011-05-09
CIK 1277092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 4, 2011, 40,355,502 shares of the registrant’s common stock were outstanding.

ZHONGPIN INC.

FORM 10-Q

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

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$177,565,058	$84,172,186
Restricted cash	56,112,212	17,527,056
Bank notes receivable	30,853,963	19,282,740
Accounts receivable, net of allowance for doubtful accounts of $2,105,961 and $1,708,479	38,261,591	30,784,463
Other receivables, net of allowance for doubtful accounts of $244,539 and $232,751	2,009,314	1,035,850
Purchase deposits	7,997,477	7,415,567
Inventories	33,741,140	26,534,014
Prepaid expenses	858,850	391,386
VAT recoverable	24,406,346	20,771,902
Allowance receivables	4,346,071	2,477,928
Deferred tax assets	401,766	397,744
Other current assets	424,037	442,080
Total current assets	376,977,825	211,232,916

Long-term investment	457,568	452,987
Property, plant and equipment (net)	315,748,584	291,567,396
Deposits for purchase of land use rights	33,447,089	17,059,644
Construction in progress	19,575,070	30,433,905
Land use rights	86,892,120	86,475,708
Deferred charges	14,825	21,686
Other non-current assets	1,451,254	1,436,726
Total assets	$834,564,335	$638,680,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term loans	$103,540,282	$91,774,025
Bank notes payable	106,581,355	18,646,473
Long-term loans - current portion	15,397,943	14,943,260
Capital lease obligation - current portion	6,531,215	7,282,720
Accounts payable	17,554,610	8,551,003
Other payables	16,773,831	15,842,331
Accrued liabilities	12,157,862	9,794,474
Deposits from customers	6,017,253	8,255,194
Tax payable	1,544,020	1,604,847
Total current liabilities	286,098,371	176,694,327

Deferred tax liabilities	365,797	362,135
Deposits from customers - long-term portion	1,824,432	1,958,827
Capital lease obligation	4,084,650	4,999,454
Long-term loans	82,981,178	83,672,401

Total liabilities	375,354,428	267,687,144

Equity
Common stock: par value $0.001; 100,000,000 authorized; 40,338,160 and 35,338,160 shares issued and outstanding	40,338	35,338
Additional paid in capital	238,122,278	171,401,989
Retained earnings	186,862,386	169,979,344
Accumulated other comprehensive income	33,384,006	29,577,153
Total Zhongpin Inc. shareholders’ equity	458,409,008	370,993,824
Noncontrolling interest	800,899	—
Total shareholders’ equity	459,209,907	370,993,824
Total liabilities and shareholders’ equity	$834,564,335	$638,680,968

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Sales revenues	$285,783,221	$204,284,915
Cost of sales	(249,866,971)	(179,366,565)
Gross profit	35,916,250	24,918,350

Operating expenses
General and administrative expenses	(6,427,546)	(6,058,141)
Selling expenses	(6,273,320)	(4,336,828)
Research and development expenses	(431,506)	(40,852)
Total operating expenses	(13,132,372)	(10,435,821)

Income from operations	22,783,878	14,482,529

Other income (expense)
Interest income (expenses), net	(5,437,069)	(1,435,461)
Other income (expenses), net	(27,033)	565,063
Exchange gain (loss)	(39,812)	(304)
Government subsidies	1,114,621	625,156
Total other income (expense)	(4,389,293)	(245,546)

Net income before tax	18,394,585	14,236,983
Provision for income taxes	(1,511,390)	(986,520)

Net income	16,883,195	13,250,463
Net income attributable to noncontrolling interest	(154)	—

Net income attributable to Zhongpin Inc. shareholders	$16,883,042	$13,250,463

Foreign currency translation adjustment	3,807,915	86,265
Foreign currency translation adjustment attributable to noncontrolling interest	(1,062)	—
Foreign currency translation adjustment attributable to Zhongpin Inc. shareholders	$3,806,853	$86,265

Comprehensive income	20,691,110	13,336,728
Comprehensive income attributable to noncontrolling interest	(1,216)	—
Comprehensive income attributable to Zhongpin Inc. shareholders	$20,689,894	$13,336,728

Basic earnings per common share	$0.47	$0.38
Diluted earnings per common share	$0.47	$0.38
Basic weighted average shares outstanding	35,850,877	34,715,466
Diluted weighted average shares outstanding	36,224,021	35,222,810

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$16,883,195	$13,250,463
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	3,964,080	2,729,974
Amortization of intangible assets	456,188	327,390
Provision for allowance for bad debt	388,054	374,030
Stock-based compensation expense	368,627	473,472

Changes in operating assets and liabilities:
Accounts receivable	(7,515,312)	(9,929,541)
Other receivables	(968,464)	266,413
Purchase deposits	(504,858)	1,573,258
Prepaid expense	(461,894)	(110,379)
Inventories	(6,910,560)	(2,024,048)
Tax refunds receivable	(3,410,453)	(2,192,751)
Other current assets	22,422	(35,240)
Long-term deferred charges	7,052	11,351
Accounts payable	8,880,836	3,280,371
Other payables	773,741	534,534
Allowance receivables	(1,835,583)	(4,412,736)
Accrued liabilities	2,261,200	3,082,041
Taxes payable	(76,742)	21,859
Deposits from customers	(2,311,969)	(355,299)
Deposits from customers – long-term portion	(153,576)	204,761
Net cash provided by operating activities	9,855,984	7,069,923

Cash flows from investing activities:
Deposits for purchase of land use rights	(16,148,923)	—
Construction in progress	(11,504,427)	(19,057,251)
Additions to property and equipment	(2,484,867)	(1,942,869)
Additions to land use rights	—	(477,844)
Increase in restricted cash	(38,251,560)	3,953,897
Net cash used in investing activities	(68,389,777)	(17,524,067)

Cash flows from financing activities:
Proceeds from (repayment of) bank notes, net	76,059,193	(4,815,772)
Proceeds from (repayment of) short-term bank loans, net	10,794,093	(19,887,508)
Proceeds from long-term loans	—	23,945,495
(Repayment of) long-term loans	(1,228,744)	—
Repayment of capital lease obligation	(1,783,221)	(1,636,194)
Proceeds from offering of common stock	66,356,662	—
Proceeds from exercised warrants and option	—	213,350
Investment in a subsidiary by minority holder	797,485	—
Net cash provided by financing activities	150,995,468	(2,180,629)

Effects of rate changes on cash	931,197	16,269
Increase (decrease) in cash and cash equivalents	93,392,872	(12,618,504)
Cash and cash equivalents, beginning of period	84,172,186	68,982,259
Cash and cash equivalents, end of period	$177,565,058	$56,363,755

Supplemental disclosures of cash flow information:
Cash paid for interest	5,158,272	1,926,252
Cash paid for income taxes	1,674,353	964,583

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

Zhongpin Inc. (the “Company”) was established under the laws of the State of Delaware on February 4, 2003. The Company is a public holding company holding equity interests in its subsidiaries outside the U.S. Its operating subsidiaries are located in the People’s Republic of China (the “PRC”) and focus on two business divisions: pork and pork products, and vegetables and fruits. The pork and pork products division is involved primarily in the processing of live hogs into fresh, frozen and processed pork products which are sold domestically to branded stores, food retailers, food service distributors, restaurants, hotel chains and non-commercial food service establishments, such as schools, governments, healthcare facilities, the military and other food processors, as well as to certain international markets in a limited scope. The vegetables and fruits division is involved primarily in the processing of frozen vegetables and fruits that are sold to the Company’s branded stores and food retailers.

The Company holds a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which the Company holds a 100% interest in its China-based subsidiaries, each of which was organized under the laws of China. The Company’s China-based subsidiaries include the following:

	Date of	Registered	Percentage
Name	Incorporation	Capital	of Ownership

Henan Zhongpin Food Company Limited	May 20, 2005	$137,300,000	100%

Henan Zhongpin Food Share Company Limited (“Henan Zhongpin”)	Jan. 20, 2000	1,000,000,000 RMB ($146,492,243)	100	%(1)

Henan Zhongpin Import and Export Trading Company Limited	Aug. 11, 2004	5,060,000 RMB ($611,111)	100%

Zhumadian Zhongpin Food Company Limited	June 7, 2006	60,000,000 RMB ($8,585,398)	100%

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	34,800,000 RMB ($5,094,422)	100%

Henan Zhongpin Fresh Food Logistics Company Limited	Sept. 14, 2006	1,500,000 RMB ($189,665)	100%

Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB ($1,893,652)	100%

Henan Zhongpin Business Development Company Limited	Sept. 27, 2006	5,000,000 RMB ($632,215)	100%

Luoyang Zhongpin Food Company Limited (“Luoyang Zhongpin”)	Jan. 18, 2007	60,000,000 RMB ($8,703,452)	100%

Yongcheng Zhongpin Food Company Limited	Mar. 1, 2007	60,000,000 RMB ($8,783,487)	100%

Tianjin Zhongpin Food Company Limited (“Tianjin Zhongpin”)	Sept. 14, 2007	100,000,000 RMB	100%
		( $14,639,145 )

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Date of	Registered	Percentage
Name	Incorporation	Capital	of Ownership

Jilin Zhongpin Food Company Limited	Dec. 11, 2008	1,000,000 RMB ($145,688)	100%

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100%

Taizhou Zhongpin Food Company Limited	May 12, 2010	50,000,000 RMB ($7,362,794)	100%

Changchun Zhongpin Food Company Limited	Aug. 6, 2010	50,000,000 RMB ($7,382,253)	100%

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

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in China. The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company. Such deposits are usually applied for the collection of the outstanding accounts receivable during the period. With such a practice in place, the Company did not have any specific allowance for doubtful accounts provided against specific customers at March 31, 2011 and December 31, 2010, respectively.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents allowance activities in accounts receivable.

	March 31, 2011	December 31, 2010

Beginning balance	$1,708,479	$1,132,038
Additions to allowance for bad debt	397,482	576,441
Ending balance	$2,105,961	$1,708,479

Inventories

Inventories are comprised of raw materials and low-value consumables, work-in-progress, and finished goods. Inventories are stated at the lower of cost or the market based on the weighted average method. Production cost components include the purchase cost of live hogs, direct labor, depreciation, packaging material, utility expense and other manufacturing overhead. By using a systematic costing system, the production cost is allocated to various products at the stage of work-in-progress and finished goods, respectively. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company regularly inspects the shelf life of prepared foods and, if necessary, writes down their carrying value based on their salability and expiration dates into cost of goods sold.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, other receivables, advance to vendor, accounts payable and accrued liabilities, capital lease obligations and short-term and long-term loans are reasonable estimates of their fair value because of the short maturity of these items. The fair value of amounts due from/to related parties and stockholders are a reasonable estimate of their fair value as the amounts will be collected and paid off in a period less than one year. The carrying amounts of capital lease obligations approximate their fair value based on the Company’s current incremental borrowing rates for similar types of arrangements. Long-term debt approximates fair value since the bank term loans are fixed rate instruments and bear interests at the rate dictated and published by the People's Bank of China. The current rates published by the People's Bank of China approximate the interest rates of the loans outstanding.

Shipping and Handling Cost

All shipping and handling fees are included in selling expenses.

Value Added Tax

All China-based enterprises are subject to a VAT imposed by the PRC government on their domestic product sales. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. Input VAT rates are 13% for most of the purchasing activities conducted by the Company. Output VAT rate is 13% for chilled pork products, frozen pork products and vegetable and fruit products, and 17% for prepared meat products. The input VAT can be offset against the output VAT. The VAT payable or recoverable balance presented on the consolidated balance sheets represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collections of output VAT instead of a receivable. On a semi-annual basis, the Company forecasts for each subsidiary separately the amount of sales revenue necessary to fully utilize the VAT recoverable. The factors considered in performing these forecasts include industry-specific and local economic conditions, as well as consumer behavior by the subsidiaries' designated geographical region and the demographics within those regions. Once the VAT recoverable for a subsidiary is determined to be non-recoverable in part or in full, the VAT recoverable is written-off as impairment loss.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Compensation

The Company receives employee and certain non-employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The Company accounts for stock compensation expense under the fair value recognition provisions of the Financial Accounting Standards Board, Accounting Standards Codification (ASC) Topic 718 (ASC 718), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. All of such securities are included in the computation of diluted earnings per share. The number of shares of common stock underlying the outstanding stock warrants and options at March 31, 2011 and 2010 were 1,074,564 and 1,439,490, respectively, which were all included in the computation of diluted earnings per share.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the three-month periods ended March 31, 2011 and 2010 were $431,506 and $40,852, respectively. After offsetting the government subsidies received by the Company that were specified for supporting the Company’s research and development efforts, the net research and development expenses for the three-month periods ended March 31, 2011 and 2010 were $431,506 and $40,852, respectively.

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

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of FASB ASU 2010-06

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, which provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of FASB ASU 2010-06 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

3.           INVENTORIES

Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)

Raw materials	$4,051,181	$6,934,521
Low value consumables and packaging	1,769,083	1,506,700
Work-in-progress	3,986,085	2,719,933
Finished goods	23,934,791	15,372,860
Inventories	$33,741,140	$26,534,014

4.           PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
Plants and buildings	$236,400,728	$214,765,759
Machinery and equipment	102,529,616	96,632,003
Office furniture and equipment	4,250,385	3,915,451
Vehicles	3,822,803	3,629,177
Accumulated depreciation	(31,254,948)	(27,374,994)
Total	$315,748,584	$291,567,396

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The depreciation and amortization expenses for the three months ended March 31, 2011 and 2010 were $3,964,080 and $2,729,974, respectively.

Of the above information, property, plant and equipment under the sale-leaseback agreement at cost at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
Plants and buildings	$693,881	$695,424
Machinery and equipment	25,478,043	25,589,091
Office furniture and equipment	36,223	34,655
Vehicles	4,190	4,130
Accumulated depreciation	(2,495,607)	(2,111,119)
Total	$23,716,730	$24,212,181

The deferred losses included in the property and equipment balance were $2,435,672 and $2,784,665 at March 31, 2011 and December 31, 2010, respectively, and would be amortized over the lease term. Of the depreciation expenses, $375,617 and $361,662 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the quarter ended March 31, 2011; $362,155 and $357,158 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the quarter ended March 31, 2010.

5.           LAND USE RIGHTS

The Company’s land use rights at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)

Land use rights	$91,197,384	$90,284,405
Accumulated amortization	(4,305,264)	(3,808,697)
Total	$86,892,120	$86,475,708

The amortization expenses for the three months ended March 31, 2011 and 2010 were $456,188 and $327,390, respectively.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           CONSTRUCTION IN PROGRESS

Construction in progress at March 31, 2011 and December 31, 2010 consisted of the following:

	Date or
	Estimated Date
Construction Project	Put in Service(1)	March 31, 2011	December 31, 2010

Upgrade for export certification in Changge	March 2011	$—	$2,305,978
Zhengzhou office	April 2011	37,307	36,934
Replacement and maintenance in Changge industrial park	May 2011	183,805	305,533
Distribution center in Changge	May 2011	—	19,393,985
Information system	July 2011	678,550	671,757
Production facility for chilled and frozen pork in Taizhou	January 2012	7,326,782	2,566,868
Production facility for chilled and frozen pork in Changchun	January 2012	5,115,409	5,054,401
Production facility for prepared pork products in Tianjin	April 2012	6,141,245	98,449
Zhongpin Xinda joint venture project	August 2011	91,972	—

Total		$19,575,070	$30,433,905

Estimated cost to complete current construction in progress is $153.8 million.

(1)
Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

7.           SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $103.5 million aggregate principal amount of short-term bank loans at March 31, 2011, loans in the aggregate principal amount of $45.8 million were guaranteed by the Company’s subsidiaries in China, and loans in the aggregate principal amount of $22.9 million were guaranteed by Henan Huanghe Enterprises Group Co., Ltd., an unaffiliated third party. These loans bear interest at prevailing lending rates in China ranging from 5.00 % to 6.36% per annum.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at March 31, 2011 and December 31, 2010 were as follows:

Bank	March 31, 2011	December 31, 2010
	(Unaudited)
China Construction Bank	$13,727,045	$13,589,623
Agriculture Bank of China	62,686,840	63,267,245
Rabobank Nederland Shanghai	4,575,682	4,529,874
Canadian Government Transfer Loan	1,343,428	1,343,429
China Merchants Bank	14,489,659	14,344,605
Changge Old Town	1,556,467	1,540,885
Current portion	(15,397,943)	(14,943,260)
Total long-term portion	$82,981,178	$83,672,401

In December 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($3.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.10% per annum on March 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on December 10, 2013. Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.45% per annum on March 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on September 17, 2012, 2013 and December 27, 2014. Borrowings under the loan agreement are guaranteed by the Company’s wholly owned subsidiary, Yongcheng Zhongpin Food Company Limited.

In July 2010, Tianjin Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($45.8 million). Tianjin Zhongpin drew down RMB 50 million ($7.6 million) in July 2010 and RMB 80 million ($12.2 million) in November 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.45% per annum on March 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2012, 2013, 2014 and 2015. Borrowings under the loan agreement are secured by the land use right, property and plant of Tianjin Zhongpin.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.1 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (4.86% per annum on March 31, 2011 and adjustable on the anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 29, 2013. Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2010, in connection with the purchase of a piece of land from Changge Old Town, Changge Old Town extended a loan to Henan Zhongpin with a principal amount of RMB 10.2 million ($1.6 million) and bearing interest at the rate of 7.00% per annum payable on June 30, 2010 and each anniversary thereafter. Such loan does not have a fixed term and the principal amount of the loan should be repaid by Henan Zhongpin upon six months prior written notice from Changge Old Town.

In March 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($8.1 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.45% per annum on March 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on March 18, 2011, 2012, 2013 and 2014 and December 27, 2014. Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

In February 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($10.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.10% per annum on March 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013. Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($10.7 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.45% per annum on March 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on December 27, 2011, 2012, 2013 and 2014. Borrowings under the loan agreement are secured by the land use right, property and plant of Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($14.5 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.45% per annum on March 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on November 26, 2012, 2013 and 2014. Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.6 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.85% per annum on March 31, 2011 and adjustable on the anniversary date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 10, 2011. Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a three-year term loan of up to RMB 80 million ($12.2 million). On June 10, 2008, the first 50% of the long-term loan was funded by the bank. The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008. Amounts currently outstanding under the long-term loan bear interest at the rate published by the People’s Bank of China for loans with the same or similar terms (6.10% per annum on March 31, 2011). The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date. As of March 31, 2011, $4.6 million of the principal amount of the loan remained outstanding.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the term loan agreement are guaranteed by the Company’s subsidiaries, Anyang Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Co., Ltd., are secured by mortgages on the Company’s prepared pork production facilities located in Changge City, Henan province and are subject to various financial and non-financial covenants, including a debt-to-net-worth ratio, a debt-to-EBITDA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors. Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility. As of March 31, 2011, Rabobank has waived the right to enforce any and all covenants against Henan Zhongpin on this term loan going forward.

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

9.           EQUITY TRANSACTIONS

During the three months ended March 31, 2011, warrants to purchase an aggregate of 15,000 units were exercised on a cashless basis. Each unit is comprised of two shares of the Company’s Series A preferred stock and a five-year warrant to purchase one share of the Company’s common stock with the exercise price of $5.00 per share. At the time of exercise of the unit warrants, the holders also exercised the underlying warrants to purchase shares of common stock. In connection with these transactions, the Company issued an aggregate of 17,342 shares of common stock. For cash flow purposes, these transactions were non-cash transactions.

On March 22, 2011, the Company issued 5,000,000 shares of common stock at $14.10 per share in a underwritten public offering. The net proceeds the Company received from the sale of common stock in this offering were approximately $66.4million. The Company will use approximately 60% of the proceeds to fund the Company’s capacity expansion and 40% for general corporate purposes.

On March 31, 2009, the Company granted stock options to its Chief Financial Officer to purchase an aggregate of 100,000 shares of the Company’s common stock, exercisable in accordance with the following schedule: 33,000 options vesting on March 31, 2010 with an exercise price of $8.88 per share, equal to the closing price of the Company’s common stock on March 31, 2009, 33,000 options vesting on March 31, 2011 with an exercise price of $12.70 per share, equal to the closing price of the Company’s common stock on March 31, 2010, and 34,000 options vesting on March 31, 2012 with an exercise price of $15.15 per share, equal to the closing price of the Company’s common stock on March 31, 2011. Each tranche of options expires on the fourth anniversary of its respective vesting dates.

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

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended March 31,
	2011	2010
Expected life (years)	3	3-5
Expected volatility	57.76%	33.22%
Risk-free interest rate	1.342%	1.60%
Dividend yield	—%	—%

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

During the three months ended March 31, 2011 and 2010, the stock-based compensation expenses were $368,627 and $473,472, respectively.

10.         EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shares	$16,833,042	$13,250,463

Denominator:
Weighted average number of common shares outstanding – basic	35,850,877	34,715,466

Dilutive effect of stock options	373,144	507,344

Weighted average number of common shares outstanding – diluted	36,224,021	35,222,810

Basic earnings per share	$0.47	$0.38
Diluted earnings per share	$0.47	$0.38

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All potentially dilutive securities were included in diluted earnings per share as the average market price is greater than the exercise price of the warrants and options outstanding.

11.         GOVERNMENT SUBSIDIES

The central and local government provided Henan Zhongpin with various subsidies to encourage its research and development activities, building new facilities using information technology, building cold chain logistics and distribution networks, and for other contributions to the local community, such as increasing employment opportunities. The government subsidies are generally classified as earmarked (such as research and development activities) or non-earmarked. The interest subsidies were earmarked to offset the Company’s interest expenses incurred in relation to the construction of its vegetable and fruit production facility. All subsidies were accounted for based on evidence that cash has been received and the earmarked activities have taken place. Subsidies earmarked for research and development activities were first offset against relevant research and development expenses incurred, and interest subsidies were offset against the relevant interest expense incurred. Non-earmarked subsidies are generally recognized as other income.

Government subsidies received by the Company during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Deferred subsidies opening balance:
Interest subsidies	$—	$—
Earmarked subsidies	—	—
Non-earmarked subsidies	—	—
Total	$—	$—

Subsidies received:
Interest subsidies	$—	$306,947
Earmarked subsidies	—	—
Non-earmarked subsidies	1,114,621	625,156
Total	$1,114,621	$932,103

Subsidies recognized:
Interest subsidies	$—	$306,947
Earmarked subsidies	—	—
Non-earmarked subsidies	1,114,621	625,156
Total	$1,114,621	$932,103

Deferred subsidies year ending balance:
Interest subsidies	$—	$—
Earmarked subsidies	—	—
Non-earmarked subsidies	—	—
Total	$—	$—

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsidies received and other income recognized are translated at the average exchange rate. The beginning and ending balances are translated at the period-end exchange rates.

12.         SEGMENT REPORTING

The Company operates in only one segment: meat production. The Company's vegetable and fruit operations, both financially and operationally, do not represent a significant enough portion of its business to constitute a separate segment. However, the Company’s product lines are divided into two divisions: pork and pork products, and vegetables and fruits.

The pork and pork products division is involved primarily in the processing of live hogs into fresh, frozen and processed pork products. The pork and pork products division markets its products domestically to retail stores and to food retailers, food service distributors, restaurant operators and noncommercial food service establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as in certain international markets on a limited basis.

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

	Sales by Division
	(U.S. dollars in millions)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled Pork	$168.6	$114.7
Frozen Pork	73.5	50.4
Prepared Pork Products	41.3	36.3
Vegetables and Fruits	2.4	2.9
Total	$285.8	$204.3

Cost of Sales
Pork Products	$248.0	$177.0
Vegetables and Fruits	1.9	2.4

Gross Profit Margin:
Pork Products	12.5%	12.1%
Vegetables and Fruits	20.8%	17.2%

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this Report is a statement of our intention as of the date of this Report and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

In December 2009, the PRC Ministry of Commerce issued the Hog Slaughtering Industry Development Guidelines for 2010−2015. The guidelines state that the government will control the number of slaughterhouses in China and specifically that there should be less than four slaughterhouses in urban areas of municipalities and cities with a resident population of five million or more, and less than two slaughterhouses in urban areas of other cities at or above the prefecture level.

In June 2010, the China Meat Association (“CMA”) announced the China Meat Industry Development Strategy Report for 2011−2015. In that report, CMA provided a development roadmap and targets for the meat industry for the coming five years:

➢	By 2015, to decrease the sales of room temperature pork to below 50% of total pork sales in cities at or above county level in China;

➢	By 2015, to increase the sales of chilled pork to around 30% of the total pork sales in China;

➢	By 2015, to decrease the outstanding licenses for slaughterhouses from more than 21,000 to around 3,000 in China; and

➢	To build pork and pork products production bases in North China, Northeast China, East China and Southwest China.

The report indicates to us that there is an opportunity to consolidate and integrate the industry for companies with strong brand recognition in China's meat industry, high quality facilities and products, strict quality control systems and cold chain logistics capabilities.

Government and consumers take food safety as one of their top priorities. With the PRC government’s support, the consolidation of the industry is accelerating.

Our growth strategy will include expanding our production capacity in certain strategic locations in response to the suggestions in the report. We plan to build new facilities for chilled and frozen pork, as well as new facilities for prepared pork products and cold chain logistic distribution centers. We may also explore opportunities to acquire companies with strong regional brand recognition that produce prepared pork products using high quality facilities. We expect that these new facilities, together with our existing ones, will help us to build “Zhongpin” into a stronger, national brand, increase our market share, revenues and net income and strengthen our ability to take advantage of consolidation opportunities in the meat industry in China.

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

We expect to invest approximately $58.5 million to build a new production, research and development, and training complex in Changge, Henan province excluding the cost of land use rights that we have already obtained. When completed, we anticipate that this new facility will have a production capacity of approximately 100,000 metric tons for prepared pork products. Adjacent to this new production facility, we also plan to develop a center for research and development, training, as well as quality control. Construction for the first phase with a production capacity of approximately 50,000 metric tons for prepared pork products started in the first quarter of 2011 and is scheduled to be completed by the third quarter of 2011, and we expect the second phase, also with a production capacity of approximately 50,000 metric tons for prepared pork products, to be completed by the fourth quarter of 2012. We plan to open the research and development and training center by the fourth quarter of 2012.

We are in the progress to set up a joint venture company with Henan Xinda Animal Husbandry Co., Ltd. The new company will provide 20,000 sire boars annually. We expected to obtain the business license for the new company in June 2011. We are building infrastructures for sire boars breeding and plan to start operation in the third quarter of 2011.

Our products are sold under the “Zhongpin” brand name. As of March 31, 2011, our wholesale customers included 32 international and domestic fast food companies in China, 61 processing factories and 1,699 school cafeterias, hotels, factory canteens, army bases, and government departments. As of such date, we also sold directly to 3,378 retail outlets, including supermarkets, within China.

We have established distribution networks in 20 provinces and in the four central government- administered municipalities of Beijing, Shanghai, Tianjin and Chongqing in the North, East, South and Mid-South regions of China, and have also formed strategic business alliances with leading supermarket chains within China.  We also export our products to Europe, Hong Kong as well as other selected countries and regions in Asia.

As of March 31, 2011, we had 7,180 employees, of whom 5,416 were operating personnel, 1,320 were sales personnel, 122 were research and development personnel and 322 were administrative personnel. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

Critical Accounting Policies

Unless otherwise noted, all translations from RMB to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of March 31, 2011, which was RMB6.5564 to $1.00. We make no representation that the RMB amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On May 4, 2011, the middle rate was RMB6.5013 to $1.00.

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

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry, considering factors such as general economic conditions and industry-specific economic condition in China, historical customer performance, as well as anticipated customer performance.  We maintain a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  We also examine the credit terms of significant customers regularly and ask for more cash deposits if these customers appear to have any indicators of delaying their payments to us.  Such deposits are usually applied towards the outstanding accounts receivable.  With such a practice in place, we did not have any specific bad debt allowance provided against specific customers as of March 31, 2011.

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

Results of Operations

In 2011, we intend to continue to focus on the implementation of our strategic plan to sustain the growth we have experienced since becoming a U.S. public company in 2006. Over the next 12 months, we expect to continue to expand our distribution channel and develop new markets. Through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty. We also intend to further streamline our supply chain management to further advance and extend our unified, safe and efficient cold-chain logistics system.  We also have invested in employee training and development to help sustain our rapid and healthy growth while maintaining a satisfactory profit margin.

In 2011, we expect the demand for pork in China and the results of the pork and pork products segment of our business to remain strong.  While supply is expected to be ample, live hog prices increased in the first quarter of 2011 and are expected to increase slightly in the second quarter of 2011, and we expect hog prices to remain at a high level in the second half of 2011. We anticipate that our gross profit margin in 2011 will remain stable.

Comparison of Three Months Ended March 31, 2011 and 2010

Revenue. Total revenue increased from $204.3 million for the three months ended March 31, 2010 to $285.8 million for the three months ended March 31, 2011, which represented an increase of $81.5 million, or approximately 40%. The increase in revenues was primarily due to increased average selling prices of our products in response to the increase of hog prices in the market, and increased sales volume in our meat and meat products segment resulting from the increase in the number of our retail stores, geographic expansion and increased sales to food service distributors in China during the first quarter of 2011.  The following table presents certain information regarding our sales by product division for the three months ended March 31, 2011 and 2010.

	Sales by Division
	(unaudited)

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010

	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	70,099	$168.6	$2,405	64,418	$114.7	$1,781
Frozen pork	32,736	73.5	2,245	32,845	50.4	1,534
Prepared pork products	20,114	41.3	2,053	16,047	36.3	2,262
Vegetables and Fruits	3,288	2.4	730	3,952	2.9	734
Total	126,237	$285.8	$2,264	117,262	$204.3	$1,742

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

In the first quarter of 2011, we increased our sales of chilled pork products by approximately $53.9 million over the amount of our sales of such products in the first quarter of 2010. As shown in the table above, our average price during the first quarter of 2011 was approximately $2,405 per metric ton for chilled pork, compared to $1,781 during the first quarter of 2010, an increase of 35%.  The number of metric tons of chilled pork sold during the first quarter of 2011 increased by 5,681, or 9% from the first quarter of 2010.  Our total revenue increased primarily due to the increase in average selling prices of our chilled products as a result of fluctuations in the market price of pork or pork-related products and changes of our product mix among this product sector. Also the total revenue increased due to successful capacity expansion, increased sales to existing customers, and increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In the first quarter of 2011, we increased our sales of frozen pork products by approximately $23.1 million over the amount of our sales of such products in the first quarter of 2010. Our average price during the first quarter of 2011 was approximately $2,245 per metric ton for frozen pork compared to $1,534 during the first quarter of 2010, an increase of 46%.  The number of metric tons of frozen pork sold during the first quarter of 2011 decreased by 109, or 0.3% from the first quarter of 2010.  Despite the slight decrease in sales volume, our total revenue still increased due to the significant increase in average price in the first quarter of 2011 as a result of fluctuations in the market price of pork or pork-related products.

In the first quarter of 2011, we increased our sales of prepared pork products by approximately $5.0 million over the amount of our sales of such products in the first quarter of 2010. Our average price during the first quarter of 2011 was approximately $2,053 per metric ton for prepared pork products compared to $2,262 during the first quarter of 2010, a decrease of 9%. The number of metric tons of prepared pork products sold during the first quarter of 2011 increased by 4,067, or 25% from the first quarter of 2010.  This product sector is becoming more important to our business as customers increasingly demand prepared pork products. The average selling price of this product sector dropped because we intentionally increased sales of high volume, middle-end products of this sector, which have lower price, to seize more market share in these products. Even with a lower average selling price, we maintained a high level margin for this sector. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacities for this sector.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold for the first quarter of 2011 was partly attributable to our efforts to expand our distribution channels. The following table sets forth the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume (unaudited)
	March 31,		Net	Percentage
	2011	2010	Change	of Change

Showcase stores	165	148	17	11%
Branded stores	1,105	1,017	88	9%
Supermarket counters	2,108	2,055	53	3%
Total	3,378	3,220	158	5%

First-tier cities	29	29	—	—
Second-tier cities	131	125	6	5%
Third-tier cities	424	393	31	8%
Total	584	547	37	7%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table shows our revenues by distribution channel for the first quarter of 2011 and 2010, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)
	Three months ended March 31,		Net Change	Percentage of Change
	2011	2010

Retail channels	$107.7	$84.6	$23.1	27%
Wholesalers and distributors	97.4	62.2	35.2	57%
Restaurants and food services	77.2	56.2	21.0	37%
Export	3.5	1.3	2.2	169%
Total	$285.8	$204.3	$81.5	40%

The increase in sales to different distribution channels was mainly due to the following factors:

•	our production capacity has increased since we completed the expansion project of our facility in Anyang in August 2010 and we maintained our utilization rate for all facilities;

•	we have built up our brand image and brand recognition through general advertising display promotions and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products; and

•	we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.

During the three months ended March 31, 2011, revenues from export sales increased to $3.5 million, which represented an increase of $2.2 million, or approximately 169%, as compared to the three months ended March 31, 2010.

Cost of Sales. Our cost of sales primarily includes our costs of raw materials, labor costs and overhead. Of our total cost of sales, our costs of raw materials typically account for approximately 95% to 97%, our overhead typically accounts for 2% to 3.5% and our labor costs typically account for 1.5% to 1.7%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with our increase in sales revenue.

	Cost of Sales by Division
	(unaudited)
	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	70,099	$149.6	$2,134	64,418	$102.1	$1,585
Frozen pork	32,736	67.8	2,071	32,845	46.3	1,410
Prepared pork products	20,114	30.6	1,521	16,047	28.6	1,782
Vegetables and Fruits	3,288	1.9	578	3,952	2.4	607

Total	126,237	$249.9	$1,980	117,262	$179.4	$1,530

Our gross profit margin (gross profit divided by sales revenue) increased from 12.2% for the three months ended March 31, 2010 to 12.6% for the three months ended March 31, 2011. The increase in our gross margin during the first quarter of 2011 was primarily due to (i) our efforts to adjust our production levels and product mix and the percentages of our sales through our different sales channels, (ii) the selling prices of pork and pork products remaining at a high level, and (iii) the willingness of consumers to pay a higher price for high quality products.

General and Administrative Expenses. General and administrative expenses increased from $6.1 million for the three months ended March 31, 2010 to $6.4 million for the three months ended March 31, 2011 which represented an increase of $0.3 million, or approximately 5%.  As a percentage of revenues, general and administrative expenses decreased from 3.0% for the three months ended March 31, 2010 to 2.3% for the three months ended March 31, 2011.

The increase in general and administrative expenses during the three months ended March 31, 2011 was primarily the result of a $0.1 million increase in intangible assets amortization expense due to more land use rights we purchased for company expansion, and a $0.2 million increase in insurance expenses.

Selling Expenses. Selling expenses increased from $4.3 million for the three months ended March 31, 2010 to $6.3 million for the three months ended March 31, 2011, which represented an increase of $2.0 million, or approximately 47%. The increase in selling expenses was primarily the result of our increased sales of pork and pork products and was primarily due to a $0.7 million increase in salary expenses and a $0.9 million increase in transportation expenses. As a percentage of revenue, selling expenses increased from 2.1% for the three months ended March 31, 2010 to 2.2% for the three months ended March 31, 2011.

Interest Expense (net of interest income). Interest expense increased from $1.4 million for the three months ended March 31, 2010 to $5.4 million for the three months ended March 31, 2011, which represented an increase of $4.0 million, or approximately 286%. The increase in interest expense net of interest income was primarily due to (i) higher interest rates for the first quarter of 2011 compared to same period of the prior year because the People’s Bank of China increased interest rates, (ii) higher outstanding loan balances as of March 31, 2011 compare to March 31, 2010 and (iii) the fact that we cashed more bank notes before maturity in the first quarter of 2011.

Other Income, Exchange Gain and Government Subsidies. Other income, exchange gain and government subsidies decreased from $1.2 million for the three months ended March 31, 2010 to $1.0 million for the three months ended March 31, 2011, which represented a decrease of $0.2 million, or approximately 17%. We have experienced an increase in government subsidies of approximately $0.5 million for the three months ended March 31, 2011 because by expanding into new regional markets and constructing new facilities in new areas, we have recently qualified to apply for more government subsidies.  The PRC government provides subsidies to support businesses in the agriculture and related industries, such as ours.  Our business, including hog breeding, pork processing, vegetable and fruit processing and cold-chain logistics as well as related food safety and technological innovations, all enjoy policy support from the PRC government. We expect to continue to receive government subsidies in future periods, as the PRC government continues its policy of promoting agriculture and related industries.

Income Taxes. The effective tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw vegetable and fruit products. The increase of $0.5 million in the provision for income taxes for the three months ended March 31, 2011 over the three months ended March 31, 2010 resulted from the increased sales of prepared meat products.

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

Our pork and pork products division is involved primarily in the processing of live hogs into fresh, frozen and processed pork products. Our pork and pork products division markets its products domestically to our retail stores, food retailers, food service distributors, restaurant operators and noncommercial food service establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets on a limited basis.

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

The following tables show our sales in metric tons and production processed in metric tons by division for the three months ended March 31, 2011 and 2010 and the percentage increases for each division between periods.

	Sales by Division (in metric tons)
	Three Months Ended March 31,
	2011	2010	Net Change	% Change
	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	70,099	64,418	5,681	9%
Frozen pork	32,736	32,845	(109)	0%
Prepared pork products	20,114	16,047	4,067	25%
Vegetables and Fruits	3,288	3,952	(664)	17%
Total	126,237	117,262	8,975	8%

	Production by Division (in metric tons)
	Three Months Ended March 31,
	2011	2010	Net Change	% Change
	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	70,695	64,385	6,310	10%
Frozen pork	35,266	40,478	(5,212)	(13)%
Prepared pork products	20,610	15,874	4,736	30%
Vegetables and Fruits	3,227	3,899	(672)	(17)%
Total	129,798	124,636	5,162	4%

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in China in which we offered and sold our products as of March 31, 2011 and December 31, 2010, 2009 and 2008.

		December 31,
	March 31, 2011	2010	2009	2008

Number of products	433	429	392	314
Number of retail stores	3,378	3,326	3,205	3,061
Expansion of Market Coverage
Number of provinces	24	24	24	24
Number of first-tier cities	29	29	29	29
Number of second-tier cities	131	130	120	106
Number of third-tier cities	424	421	383	324

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $177.6 million and $84.2 million, respectively. As of March 31, 2011, our working capital was approximately $90.9 million.

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

For the three months ended March 31, 2011, net cash provided by operating activities was $9.9 million, which represented an increase of $2.8 million as compared to the net cash provided by operating activities of $7.1 million for the same period of 2010. Of the $2.8 million increase, net income accounted for $3.6 million, non-cash items accounted for $1.3 million and changes in operating assets and liabilities accounted for negative $2.1 million. Of the non-cash items, depreciation and amortization accounted for $1.4 million of change due to the fact that more plants, equipment and machinery were put into use.

Cash flow from changes in operating assets and liabilities decreased by approximately $2.1 million, as compared to the changes in operating assets and liabilities of $20.7 million for the same period of the prior year. The $2.1 million decrease is primarily contributed by a $4.9 million decrease in cash flow from inventories, a $2.1 million decrease in cash flow from purchase deposits due to the fact that we paid more purchase deposits in the first quarter of 2011 to support our expansion, offset by a $5.6 million increase in cash flow due to the increase in accounts payable.

Net cash used in investing activities was $68.4 million for the three months ended March 31, 2011, which represented an increase of $50.9 million as compared to the net cash of $17.5 million used in investing activities for the same period of the prior year. We spent $16.1 million more on the deposit for land use rights and $42.2 million more on restricted cash so that we can use more bank notes to pay for our purchases during the three months ended March 31, 2011 compared to the same period of 2010.

Net cash provided by financing activities was $151.0 million during the three months ended March 31, 2011, an increase of $153.2 million compared to the net cash used in financing activities of $2.2 million for the same period of the prior year. We received $80.9 million more in net proceeds from bank notes, $30.7 million more in net proceeds from short-term bank loans, and $66.4 million more in net proceeds from issuing new shares of common stock during the three months ended March 31, 2011. We repaid $25.2 million long-term bank loans during the three months ended March 31, 2011.

As of March 31, 2011, Henan Zhongpin had short-term and long-term bank and government loans in the aggregate amount of $201.9 million with interest rates ranging from 5.00 % to 7.00% per annum, as follows.

Bank	Amount Borrowed	Interest Rate	Maturity Date
Short-term Loans

China Everbright Bank	$7,626,136	5.56%	11/11/2011

China Construction Bank	7,626,136	5.04%	07/25/2011
	6,100,909	5.00%	11/11/2011

China CITIC Bank	4,575,682	6.36%	06/25/2011

Agriculture Development Bank of China	4,370,006	6.06%	07/08/2011
	3,050,455	5.31%	09/28/2011

China Minsheng Bank	2,135,318	6.36%	01/26/2012
	2,440,364	6.36%	03/16/2012

China Merchants Bank	4,575,682	6.06%	08/31/2011
	4,575,682	6.06%	12/13/2011
	6,863,523	6.06%	07/30/2011
	2,287,841	6.06%	08/10/2011
	4,575,682	6.16%	07/26/2011

Xuchang Commercial Bank	3,050,455	5.45%	05/11/2011

Rabobank Nederland	7,626,136	6.16%	06/21/2011
	7,626,136	5.88%	06/30/2011

Zhongyuan Trust Co., Ltd.	24,403,636	5.96%	09/28/2011

City Finance –short-term	30,503	0.00%	Extendable
Total	$103,540,282

Long-term Loan-Current portion

Canadian Government Transfer Loan	145,671	6.02%	11/15/2011

China Construction Bank	7,626,136	5.85%	06/10/2011

Rabobank Nederland	4,575,682	6.10%	07/09/2011

Agriculture Bank of China	1,525,227	6.45%	12/27/2011
	1,525,227	6.45%	03/18/2012
Total	$15,397,943

Long-term Loans

China Construction Bank	6,100,909	4.86%	06/29/2013

Agriculture Bank of China	1,525,227	6.45%	03/18/2013
	1,525,227	6.45%	03/18/2014
	2,287,841	6.45%	12/27/2014
	762,614	6.45%	09/17/2012
	762,614	6.45%	09/17/2013
	9,913,977	6.45%	12/17/2014
	2,287,841	6.45%	12/27/2012
	2,287,841	6.45%	12/27/2013
	3,813,068	6.45%	12/27/2014
	7,626,136	6.45%	06/30/2012
	10,676,591	6.45%	06/30/2013
	1,525,227	6.45%	06/30/2014
	3,813,068	6.10%	12/10/2013
	10,829,114	6.10%	02/03/2013

China Merchants Bank	3,050,455	6.45%	11/26/2012
	4,575,682	6.45%	11/26/2013
	6,863,522	6.45%	11/26/2014

Changge Old Town	1,556,467	7.00%	Extendable

Canadian Government Transfer Loan	1,197,757	*	11/15/2041
Total	$82,981,178

* 22% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free.  All repayments are applied first to the interest-bearing portion of this loan.

Of our outstanding short-term loans as of March 31, 2011, $45.8 million aggregate principal amount of loans was guaranteed by our subsidiaries in China and $22.9 million aggregate principal amount of loans was guaranteed by Henan Huanghe Enterprises Group Co., Ltd., a group corporation that is not affiliated with our company or with any of our subsidiaries.

In April 2011, Henan Zhongpin signed a strategic cooperation frame agreement (the "Agreement") with China Construction Bank, Henan Branch (“CCB Henan”). Under the Agreement, CCB Henan agreed to provide approximately RMB 10 billion ($1.5 billion) in loans and financial services to assist our growth. We need to negotiate separately with CCB Henan about interest rates and other terms for any loans under the Agreement.

In December 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($3.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.10% per annum on March 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on December 10, 2013.  Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.45% per annum on March 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on September 17, 2012, 2013 and December 27, 2014.  Borrowings under the loan agreement are guaranteed by our wholly owned subsidiary, Yongcheng Zhongpin Food Company Limited.

In July 2010, Tianjin Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($45.8 million). Tianjin Zhongpin drew down RMB 50 million ($7.6 million) in July 2010 and RMB 80 million ($12.2 million) in November 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.45% per annum on March 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2012, 2013, 2014 and 2015.  Borrowings under the loan agreement are secured by the land use right, property and plant of Tianjin Zhongpin.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.1 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (4.86% per annum on March 31, 2011 and adjustable on the anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 29, 2013.  Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

In April 2010, in connection with the purchase of a piece of land from Changge Old Town,  Changge Old Town extended a loan to Henan Zhongpin with a principal amount of RMB 10.2 million ($1.6 million) and bearing interest at the rate of 7.00% per annum payable on June 30, 2010 and each anniversary thereafter. Such loan does not have a fixed term and the principal amount of the loan should be repaid by Henan Zhongpin upon six months prior written notice from Changge Old Town.

In March 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($8.1 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.45% per annum on March 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on March 18, 2011, 2012, 2013 and 2014 and December 27, 2014.  Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

In February 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($10.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.10% per annum on March 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013.  Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($10.7 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.45% per annum on March 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on December 27, 2011, 2012, 2013 and 2014.  Borrowings under the loan agreement are secured by the land use right, property and plant of Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($14.5 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.45% per annum on March 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on November 26, 2012, 2013 and 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In June 2009, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.6 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.85% per annum on March 31, 2011 and adjustable on the anniversary date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 10, 2011.  Borrowings under the loan agreement are secured by the land use right, property and plant of Henan Zhongpin.

In May 2008, Henan Zhongpin entered into a credit agreement with Rabobank Nederland Shanghai Branch that provided for a three-year term loan of up to RMB 80 million ($12.2 million).  On June 10, 2008, the first 50% of the long-term loan was funded by the bank.  The remaining 50% of the long-term loan was drawn down by Henan Zhongpin on July 10, 2008.  Amounts currently outstanding under the long-term loan bear interest at the rate published by the People’s Bank of China for loans with the same or similar terms (6.10% per annum on March 31, 2011). The accrued interest on this loan is payable on a quarterly basis. Of the outstanding principal under the long-term loan, 25% is payable 24 months after the first drawdown date (June 10, 2008), 37.5% is payable 30 months after the first drawdown date and the balance is payable 36 months after the first drawdown date.  As of March 31, 2011, $4.6 million of the principal amount of the loan remained outstanding.

Borrowings under the term loan agreement are guaranteed by our subsidiaries, Anyang Zhongpin Food Co., Ltd. and Zhumadian Zhongpin Food Co., Ltd., are secured by mortgages on our prepared pork production facilities located in Changge City, Henan province and are subject to various financial and non-financial covenants, including a debt-to-net-worth ratio, a debt-to-EBITDA ratio, an interest coverage ratio, a required minimum tangible net worth, restrictions on investments in fixed assets and financial assets, on inter-company indebtedness and on consolidated contingent liabilities and a requirement that a minimum percentage of Henan Zhongpin’s consolidated EBITDA be generated by Henan Zhongpin and the guarantors.  Henan Zhongpin also is prohibited from paying dividends in an amount in excess of 50% of its retained earnings during the term of the credit facility.  As of March 31, 2011, Rabobank has waived the right to enforce any and all covenants against Henan Zhongpin on this term loan going forward.

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

We believe our existing cash and cash equivalents, together with our ability to secure bank borrowings, will be sufficient to finance our investment in new facilities, with budgeted capital expenditures of approximately $132.7 million over the next 12 months, and to satisfy our working capital needs. We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders as we have done in the past.

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Commitments.” as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Interest Rate Risk. We are exposed to interest rate risk through our short-term and long-term loans. We have $103.5 million short-term bank loans and $83.0 million long-term bank loans outstanding as of March 31, 2011, and we have not used any derivative financial instruments or engaged in any interest rate hedging activities to manage our interest rate risk exposure. Our future interest expense on short-term or long-term bank loans may increase or decrease due to changes in market interest rates. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of bank loans relative to other sources of funds.

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

Part II – Other Information

Item 1.       Legal Proceedings

None.

Item 1A.    Risk Factors

During the three months ended March 31, 2011, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: May 9, 2011

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