Form 10-Q
period 2011-06-30
ZHONGPIN INC.
filed 2011-08-09
CIK 1277092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 5, 2011, 40,355,502 shares of the registrant’s common stock were outstanding.

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

The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$151,025,813	$84,172,186
Restricted cash	59,325,039	17,527,056
Bank notes receivable	36,561,178	19,282,740
Accounts receivable, net of allowance for doubtful accounts of $2,411,634 and $1,708,479	43,350,904	30,784,463
Other receivables, net of allowance for doubtful accounts of $259,452 and $232,751	3,532,295	1,035,850
Purchase deposits	10,135,174	7,415,567
Inventories	30,707,050	26,534,014
Prepaid expenses	455,211	391,386
VAT recoverable	28,942,742	20,771,902
Allowance receivables	4,403,020	2,477,928
Deferred tax assets	407,030	397,744
Other current assets	408,120	442,080
Total current assets	369,253,576	211,232,916

Long-term investment	463,564	452,987
Property and equipment (net)	317,822,668	291,567,396
Deposits for purchase of land use rights	33,922,271	17,059,644
Construction in progress	68,763,722	30,433,905
Land use rights	87,566,648	86,475,708
Deferred charges	12,980	21,686
Other non-current assets	1,470,270	1,436,726
Total assets	$879,275,699	$638,680,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term loans	$100,261,373	$91,774,025
Bank notes payable	106,737,128	18,646,473
Long-term loans - current portion	10,962,161	14,943,260
Capital lease obligation - current portion	6,259,089	7,282,720
Accounts payable	22,883,904	8,551,003
Other payables	17,646,298	15,842,331
Accrued liabilities	11,395,950	9,794,474
Deposits from customers	9,518,469	8,255,194
Tax payable	1,312,350	1,604,847
Grant payable	772,606	-
Total current liabilities	287,749,328	176,694,327

Deferred tax liabilities	370,590	362,135
Deposits from customers - long-term portion	2,459,565	1,958,827
Capital lease obligation	2,661,450	4,999,454
Long-term loans	100,977,327	83,672,401
Total liabilities	394,218,260	267,687,144

Equity
Common stock: par value $0.001; 100,000,000 authorized; 40,355,502 and 35,338,160 shares issued and outstanding	40,356	35,338
Additional paid in capital	238,528,950	171,401,989
Retained earnings	206,177,481	169,979,344

Accumulated other comprehensive income	39,498,258	29,577,153
Total Zhongpin Inc. shareholders’ equity	484,245,045	370,993,824
Noncontrolling interest	812,394	-
Total shareholders’ equity	485,057,439	370,993,824
Total liabilities and shareholders’ equity	$879,275,699	$638,680,968

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues
Sales revenues	$366,452,560	$215,072,583	$652,235,781	$419,357,498
Cost of sales	(327,306,939)	(189,738,151)	(577,173,910)	(369,104,716)
Gross profit	39,145,621	25,334,432	75,061,871	50,252,782

Operating expenses
General and administrative expenses	(7,022,657)	(5,691,468)	(13,450,203)	(11,749,609)
Selling expenses	(8,457,575)	(4,638,672)	(14,730,895)	(8,975,500)
Research & development expenses	(23,804)	(35,871)	(455,310)	(76,723)
Impairment loss	-	(1,007,447)	-	(1,007,447)
Total operating expenses	(15,504,036)	(11,373,458)	(28,636,408)	(21,809,279)

Income from operations	23,641,585	13,960,974	46,425,463	28,443,503

Other income (expense)
Interest income (expenses), net	(3,374,314)	(1,900,389)	(8,811,383)	(3,335,850)
Other income (expenses), net	(4,962)	63,729	(31,994)	628,792
Exchange gain (loss)	(40,413)	41,039	(80,227)	40,735
Government subsidies	337,286	1,244,925	1,451,907	1,870,081
Total other income (expense)	(3,082,403)	(550,696)	(7,471,697)	(796,242)

Net income before taxes	20,559,182	13,410,278	38,953,766	27,647,261
Provision for income taxes	(1,243,095)	(1,044,833)	(2,754,484)	(2,031,353)

Net income after taxes	$19,316,087	$12,365,445	$36,199,282	$25,615,908
Net income attributable to noncontrolling interest	(991)	-	(1,145)	-

Net income attributable to Zhongpin Inc. shareholders	19,315,096	12,365,445	36,198,137	25,615,908

Foreign currency translation adjustment	$6,124,756	$1,692,005	$9,932,670	$1,778,270
Foreign currency translation adjustment attributable to noncontrolling interest	(10,504)	-	(11,565)	-
Foreign currency translation adjustment attributable to Zhongpin Inc. shareholders	6,114,252	1,692,005	9,921,105	1,778,270

Comprehensive income	$25,440,843	$14,057,450	$46,131,952	$27,394,178
Comprehensive income attributable to noncontrolling interest	(11,495)	-	(12,710)	-
Comprehensive income attributable to Zhongpin Inc. shareholders	25,429,348	14,057,450	46,119,242	27,394,178

Basic earnings per common share	$0.48	$0.36	$0.95	$0.74
Diluted earnings per common share	$0.48	$0.35	$0.95	$0.73
Basic weighted average shares outstanding	40,355,502	34,725,104	38,115,633	34,720,312
Diluted weighted average shares outstanding	40,365,654	35,108,264	38,203,909	35,122,896

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars) (Unaudited)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$36,199,282	$25,615,908
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	8,201,482	6,093,089
Amortization of intangible assets	918,249	649,049
Provision for allowance for bad debt	677,259	597,245
Impairment loss	-	1,007,447
Other income	3,269	-
Stock-based compensation expense	775,316	1,075,636

Changes in operating assets and liabilities:
Accounts receivable	(12,378,014)	(14,027,015)
Other receivables	(2,467,032)	(815,504)
Purchase deposits	(2,519,411)	1,649,138
Prepaid expenses	(55,591)	(571,257)
Inventories	(3,515,759)	(10,090,670)
Allowance receivables	(1,847,397)	(4,414,158)
Tax refunds recoverable	(7,604,190)	(5,237,751)
Other current assets	43,812	(16,025)
Deferred charges	9,114	14,286
Accounts payable	13,983,083	13,086,579
Other payables	1,432,387	4,282,762
Grants payable	764,397	-
Accrued liabilities	1,367,026	1,453,078
Taxes payable	(326,461)	(656,983)
Deposits from clients	1,059,156	(949,361)
Deposits from clients – Long term portion	450,169	499,881
Net cash provided by operating activities	35,170,146	19,245,374

Cash flows from investing activities:
Deposits for purchase of land use rights	(16,289,381)	(12,007,724)
Construction in progress	(60,971,828)	(33,850,846)
Additions to property and equipment	(3,722,560)	(6,733,687)
Additions to land use rights	-	(477,998)
Proceeds on sale of fixed assets	29,029	-
Increase in restricted cash	(40,948,998)	(7,895,117)
Investment in a non-controlling entity	-	(439,515)
Net cash used in investing activities	(121,903,738)	(61,404,887)

The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended June 30,
	2011	2010
Cash flows from financing activities:
Proceeds from bank notes, net	70,074,526	7,884,362
Proceeds from (repayment of) short-term bank loans, net	6,277,182	(20,085,130)
Proceeds from long-term loans	24,443,692	30,985,833
Repayment of long-term loans	(13,539,464)	(3,009,908)
Repayment of capital lease obligation	(3,609,637)	(3,294,553)
Proceeds from common stock	66,356,662	-
Proceeds from exercised warrants and option	-	213,350
Investment in a subsidiary by minority holder	802,617	-
Net cash provided by financing activities	150,805,578	12,693,954

Effects of rate changes on cash	2,781,641	231,350
Increase (decrease) in cash and cash equivalents	66,853,627	(29,234,209)
Cash and cash equivalents, beginning of period	84,172,186	68,982,259
Cash and cash equivalents, end of period	$151,025,813	$39,748,050

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,076,330	$4,006,111
Cash paid for income taxes	$3,195,639	$1,955,733

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

The Company holds a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which the Company holds a 100% interest in its China-based subsidiaries, each of which was organized under the laws of China.  The Company’s China-based subsidiaries include the following:

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Henan Zhongpin Food Company Limited	May 20, 2005	$203,300,000 USD	100%

Henan Zhongpin Food Share Company Limited (“Henan Zhongpin”)	Jan. 20, 2000	1,000,000,000 RMB ($146,492,243)	100	%(1)

Henan Zhongpin Import and Export Trading Company Limited	Aug. 11, 2004	5,060,000 RMB ($611,111)	100%

Zhumadian Zhongpin Food Company Limited	June 7, 2006	60,000,000 RMB ($8,585,398)	100%

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	34,800,000 RMB ($5,094,422)	100%

Henan Zhongpin Fresh Food Logistics Company Limited	Sept. 14, 2006	1,500,000 RMB ($189,665)	100%

Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB ($1,893,652)	100%

Henan Zhongpin Business Development Company Limited	Sept. 27, 2006	5,000,000 RMB ($632,215)	100%

Luoyang Zhongpin Food Company Limited (“Luoyang Zhongpin”)	Jan.18, 2007	60,000,000 RMB ($8,703,452)	100%

Yongcheng Zhongpin Food Company Limited	Mar. 1, 2007	60,000,000 RMB ($8,783,487)	100%

Tianjin Zhongpin Food Company Limited (“Tianjin Zhongpin”)	Sept. 14, 2007	100,000,000 RMB ( $14,639,145 )	100%

Jilin Zhongpin Food Company Limited	Dec. 11, 2008	1,000,000 RMB ($145,688)	100%

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100%

Taizhou Zhongpin Food Company Limited	May 12, 2010	50,000,000RMB ($7,362,794)	100%

Changchun Zhongpin Food Company Limited	Aug. 6, 2010	50,000,000 RMB ($7,382,253)	100%

Henan Zhongpin Xinda Agriculture and Animal Husbandry Company Limited	June 1, 2011	15,000,000 RMB ($2,287,841)	65%

Kunshan Zhongpin Cold Chain Logistics Company Limited	June 3, 2011	300,000,000 RMB ($46,356,388)	100%

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

Accounts Receivable

During the normal course of business, the Company's policy is to ask customers to make deposits in reasonable and meaningful amounts on a case-by-case basis. For certain customers, the Company may extend unsecured credit.

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in China. The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company.  Such deposits are usually applied for the collection of the outstanding accounts receivable during the year.  With such a practice in place, the Company did not have any specific allowance for doubtful accounts provided against specific customers at June 30, 2011 and December 31, 2010, respectively.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents allowance activities in accounts receivable.

	June 30, 2011	December 31, 2010

Beginning balance	$1,708,479	$1,132,038
Additions to allowance for bad debt	703,155	576,441
Ending balance	$2,411,634	$1,708,479

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. All of such securities are included in the computation of diluted earnings per share. The number of shares of common stock underlying the outstanding stock warrants and options at June 30, 2011 and 2010 were 1,314,564 and 1,679,490, respectively, which were included in the computation of diluted earnings per share.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Government Subsidies

The Company's subsidiaries in China receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, the Company presents the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense or interest expenses. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met.

Research and Development Expenses

Research and development costs are expensed as incurred. Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the three-month periods ended June 30, 2011 and 2010 were $23,804 and $35,871, respectively, and for the six-month periods ended June 30, 2011 and 2010 were $455,310 and $76,723, respectively.

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

Recently Adopted Accounting Pronouncements

Adoption of FASB ASU 2011-04

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820)”, which provided clarifications for Topic 820 and also included instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurement has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs, and is effective during interim and annual periods beginning after December 15, 2011 for public entities. Early application by public entities is not permitted, and the adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

3.           INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)

Raw materials	$6,613,777	$6,934,521
Low value consumables and packing	1,647,976	1,506,700
Work-in-progress	4,432,361	2,719,933
Finished goods	18,012,936	15,372,860
Inventories	$30,707,050	$26,534,014

4.           PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)

Plants and buildings	$239,605,746	$214,765,759
Machinery and equipment	104,174,741	96,632,003
Office furniture and equipment	5,592,866	3,915,451
Vehicles	3,941,386	3,629,177
Accumulated depreciation	(35,492,071)	(27,374,994)
Total	$317,822,668	$291,567,396

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The depreciation and amortization expenses for the three-month periods ended June 30, 2011 and 2010 were $4,237,402 and $3,363,115, respectively, and for the six-month periods ended June 30, 2011 and 2010 were $8,201,482 and $6,093,089, respectively.

Of the above information, property, plant and equipment under the sale-leaseback agreement at cost at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)

Plants and buildings	$694,285	$695,424
Machinery and equipment	25,437,236	25,589,091
Office furniture and equipment	37,931	34,655
Vehicles	4,262	4,130
Accumulated depreciation	(2,896,207)	(2,111,119)
Total	$23,277,507	$24,212,181

The deferred losses included in the property and equipment balance were $2,085,494 and $2,784,665 at June 30, 2011 and December 31, 2010, respectively, and would be amortized over the lease term. Of the depreciation expenses, $756,068 and $727,979 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the six months ended June 30, 2011; $724,543 and $709,314 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the six months ended June 30, 2010.

5.           LAND USE RIGHTS

The Company’s land use rights at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)

Land use rights	$92,392,380	$90,284,405
Accumulated amortization	(4,825,732)	(3,808,697)
Total	$87,566,648	$86,475,708

The amortization expenses for the three months ended June 30, 2011 and 2010 were $462,058 and $321,659, respectively, and for the six-month periods ended June 30, 2011 and 2010 were $918,246 and $649,049, respectively.

6.           CONSTRUCTION IN PROGRESS

Construction in progress at June 30, 2011 and December 31, 2010 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	June 30, 2011	December 31, 2010
Upgrade for export certification in Changge	March 2011	$-	$2,305,978
Zhengzhou office	April 2011	-	36,934
Distribution center in Changge	May 2011	--	19,393,985
Information system	July 2011	125,466	671,757
Replacement and maintenance in Changge industrial park	October 2011	105,893	305,533
Production facility for chilled and frozen pork in Taizhou	January 2012	19,895,492	2,566,868
Production facility for chilled and frozen pork in Changchun	January 2012	20,854,252	5,054,401
Zhongpin Xinda joint venture project	January 2012	248,161	--
Production facility for prepared pork products in Tianjin	April 2012	13,339,132	98,449
Production facility for prepared pork products in Changge (first phase)	April 2012	13,885,670	--
Upgrade for production facility in Anyang	July 2012	309,656	--

Total		68,763,722	$30,433,905

Estimated cost to complete current construction in progress is $45.8 million.

(1)
Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $100.3 million aggregate principal amount of short-term bank loans at June 30, 2011, loans in the aggregate principal amount of $41.2 million were guaranteed by the Company’s subsidiaries in China, and loans in the aggregate principal amount of $23.2 million were guaranteed by Henan Huanghe Enterprises Group Co., Ltd., an unaffiliated third party. These loans bear interest at prevailing lending rates in China ranging from 5.00 % to 6.63% per annum.

8.	LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at June 30, 2011 and December 31, 2010 were as follows:

Bank	June 30, 2011	December 31, 2010
	(Unaudited)

China Construction Bank	$13,906,916	$13,589,623
Agriculture Bank of China	80,505,594	63,267,245
Rabobank Nederland Shanghai	—	4,529,874
Canadian Government Transfer Loan	1,270,593	1,343,429
China Merchants Bank	14,679,523	14,344,605
Changge Old Town	1,576,862	1,540,885
Current portion	(10,962,161)	(14,943,260)
Total long-term portion	$100,977,327	$83,672,401

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.7 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on June 30, 2011 and adjustable on the anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March and June 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In December 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($3.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on June 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on December 10, 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.6 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on September 17, 2012, 2013 and December 27, 2014.  Borrowings under the loan agreement are guaranteed by the Company’s wholly owned subsidiary, Yongcheng Zhongpin Food Company Limited.

In July 2010, Tianjin Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($46.4 million). Tianjin Zhongpin drew down RMB 50 million ($7.7 million) in July 2010, RMB 80 million ($12.4 million) in November 2010 and RMB 110 million ($17.0 million) in May 2011. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2012, 2013, 2014 and 2015.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Tianjin Zhongpin.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.2 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (4.86% per annum on June 30, 2011) and are payable on June 29, 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

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

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 55 million ($8.5 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on March 18, 2011, 2012, 2013 and 2014 and December 27, 2014.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In February 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($11.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on June 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($10.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on December 27, 2011, 2012, 2013 and 2014.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($14.7 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on November 26, 2012, 2013 and 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

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

On April 24, 2009, the Company granted stock options to its 22 employees to purchase an aggregate of 720,000 shares of the Company’s common stock, exercisable in accordance with the following schedule: 240,000 options vesting on April 24, 2010 with an exercise price of $8.93 per share, equal to the closing price of the Company’s common stock on April 24, 2009, 240,000 options vesting on April 24, 2011 with an exercise price of $13.42 per share, equal to the closing price of the Company’s common stock on April 23, 2010, the last trading day before April 24, 2010 (Saturday) and 240,000 options vesting on April 24, 2012 with an exercise price of $15.48 per share, equal to the closing price of the Company’s common stock on April 21, 2011, the last trading day before April 24, 2011 (Sunday). Each tranche of options expires on the fourth anniversary of its respective vesting dates.

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

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2011	2010
Expected life (years)	3	3-5
Expected volatility	57.97%	65.11%
Risk-free interest rate	1.15%	1.42%
Dividend yield	—%	—%

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

During the three-month periods ended June 30, 2011 and 2010, the stock-based compensation expenses were $406,689 and $602,163, respectively, and for the six-month periods ended June 30, 2011 and 2010, the stock-based compensation expenses were $775,316 and $1,075,635, respectively.

10.	EARNINGS PER SHARE

The following table shows the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shareholders	$19,315,096	$12,365,445	$36,198,137	$25,615,908

Denominator:
Weighted average number of common shares outstanding – basic	40,355,502	34,725,104	38,115,633	34,720,312

Dilutive effect of stock options	10,151	383,160	88,275	402,584

Weighted average number of common shares outstanding – diluted	40,365,654	35,108,264	38,203,909	35,122,896

Basic earnings per share	$0.48	$0.36	$0.95	$0.74

Diluted earnings per share	$0.48	$0.35	$0.95	$0.73

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

Government subsidies received by the Company during the three-month and six-month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Deferred subsidies opening balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	—	—	—	—
Non-earmarked subsidies	—	—	—	—
Total	$—	$—	$—	$—

Subsidies received:
Interest subsidies	$—	$—	$—	$307,045
Earmarked subsidies	772,606	—	772,606	—

Non-earmarked subsidies	337,286	1,244,925	1,451,907	1,870,081

Total	$1,109,892	$1,244,925	$2,224,513	$2,177,126

Subsidies recognized:
Interest subsidies	$—	$—	$—	$307,045
Earmarked subsidies	—	—	—	—
Non-earmarked subsidies	337,286	1,244,925	1,451,907	1,870,081

Total	$337,286	$1,244925	$1,451,907	$2,177,126

Deferred subsidies year ending balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	772,606	—	772,606	—
Non-earmarked subsidies	—	—	—	—
Total	$772,606	$—	$772,606	$—

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

	Sales by Division (U.S. dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled pork	$213.2	$114.3	$381.8	$229.0
Frozen pork	105.1	58.3	178.6	108.7
Prepared pork products	43.1	36.8	84.3	73.1
Vegetables and Fruits	5.1	5.7	7.5	8.6
Total	$366.5	$215.1	$652.2	$419.4

Cost of Sales:
Pork products	$323.1	$184.9	$571.1	$361.9
Vegetables and fruits	$4.2	$4.8	$6.1	$7.2

Gross Profit Margin:
Pork products	10.6%	11.7%	11.4%	11.9%
Vegetables and fruits	17.6%	15.8%	18.7%	16.3%

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

Overview

We are principally engaged in the meat and food processing and distribution business in China.  Currently, we have 13 processing plants in China, located in Henan, Jilin and Sichuan provinces and in the municipality of Tianjin.  Our current total production capacity for chilled pork and frozen pork is approximately 1,566 metric tons per average eight-hour day, or approximately 563,760 metric tons on an annual basis.  In addition, we have production capacity for prepared meats of approximately 250 metric tons per day, or approximately 90,000 metric tons on an annual basis, and for vegetables and fruits of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We also have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We use state-of-the-art equipment in all of our processing facilities.

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

In June 2010, the China Meat Association (“CMA”) announced the China Meat Industry Development Strategy Report for 2011−2015. In that report, CMA provided a development roadmap and targets for the meat industry for the coming five years:

➢	By 2015, to decrease sales of room temperature pork to below 50% of total pork sales in cities at or above county level in China;

➢	By 2015, to increase sales of chilled pork to around 30% of total pork sales in China;

➢	By 2015, to decrease outstanding licenses for slaughterhouses from more than 21,000 to around 3,000 in China; and

➢	To build pork and pork products production bases in North China, Northeast China, East China and Southwest China.

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

We put the new facility in Tianjin with a production capacity of approximately 100,000 metric tons for chilled and frozen pork into operation in January 2010. The construction of phase two of the facility, with a production capacity of approximately 36,000 metric tons for prepared pork products started in October 2010. We expect to put it into operation in the third quarter of 2011

We are investing approximately $61.5 million to build a slaughtering and processing plant, low temperature prepared pork plant, logistics center, and research and development center in Nong'an county, Changchun, Jilin province of China. This facility will have a production capacity of approximately 70,000 metric tons for chilled pork, 25,000 metric tons for frozen pork, and 30,000 metric tons for prepared pork products. The construction work started in September 2010. We expect to put the new facility for chilled and frozen pork into operation in the fourth quarter of 2011 and the new facility for prepared pork products into operation in the third quarter of 2012.

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

We expect to invest approximately $58.5 million to build a new production, research and development, and training complex in Changge, Henan province excluding the cost of land use rights that we have already obtained. When completed, we anticipate that this new facility will have a production capacity of approximately 100,000 metric tons for prepared pork products. Adjacent to this new production facility, we also plan to develop a center for research and development, training, as well as quality control. Construction for the first phase with a production capacity of approximately 50,000 metric tons for prepared pork products started in the first quarter of 2011 and is scheduled to be completed by the fourth quarter of 2011, and we expect the second phase, also with a production capacity of approximately 50,000 metric tons for prepared pork products, to be completed by the fourth quarter of 2012. We plan to open the research and development and training center by the fourth quarter of 2012.

We set up a joint venture company with Henan Xinda Animal Husbandry Company Limited in June 2011. We own 65% of the joint venture company. The joint venture company will be financed by capital contributions and bank loans. We expect the new company will provide 20,000 sire boars annually. We are building infrastructures for sire boars breeding and plan to start operation in fourth quarter of 2011.

Our products are sold under the “Zhongpin” brand name. As of June 30, 2011, our wholesale customers included 56 international and domestic fast food companies in China, 93 processing factories and 1,532 school cafeterias, hotels, factory canteens, army bases, and government departments. As of such date, we also sold directly to 3,343 retail outlets, including supermarkets, within China.

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

As of June 30, 2011, we had 7,117 employees, of whom 5,364 were operating personnel, 1,304 were sales personnel, 123 were research and development personnel and 326 were administrative personnel. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

Critical Accounting Policies

Unless otherwise noted, all translations from RMB to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of June 30, 2011, which was RMB 6.4716 to $1.00. We make no representation that the RMB amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On August 5, 2011, the middle rate was RMB6.4451 to $1.00.

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

Accounts Receivable. During the normal course of business, our policy is to ask customers to make deposits in reasonable and meaningful amounts on a case-by-case basis.  For certain customers, we may extend unsecured credit.

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry, considering factors such as general economic conditions and industry-specific economic condition in China, historical customer performance, as well as anticipated customer performance.  We maintain a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  We also examine the credit terms of significant customers regularly and ask for more cash deposits if these customers appear to have any indicators of delaying their payments to us.  Such deposits are usually applied towards the outstanding accounts receivable.  With such a practice in place, we did not have any specific bad debt allowance provided against specific customers as of June 30, 2011.

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

Hog and pork prices increased approximately 60% in the second quarter of 2011, compared to the same period last year, primarily because the supply of hogs was lower than the demand in the market, and inflation pushed up the cost to raise hogs. However, the demand for our products was still strong. We expect that hog prices will drop in the third quarter and rebound to current levels during the fourth quarter of 2011.

Comparison of Three Months Ended June 30, 2011 and 2010

Revenue. Total revenue increased from $215.1 million for the three months ended June 30, 2010 to $366.5 million for the three months ended June 30, 2011, which represented an increase of $151.4 million, or approximately 70%. The increase in revenues during the second quarter of 2011 was primarily due to higher pork prices, increased sales volume in our meat and meat products divisions resulting from the effects of the continuing increases in the number of our retail channels, geographic expansion, and increased sales to chain restaurants, food service providers, and wholesalers and distributors in China. The following table presents our sales by product division for the three months ended June 30, 2011 and 2010.

	Sales by Division (unaudited)
	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	78,458	$213.2	$2,717	71,200	$114.3	$1,605
Frozen pork	39,729	105.1	2,645	39,084	58.3	1,492
Prepared pork products	20,463	43.1	2,106	18,747	36.8	1,963
Vegetables and Fruits	4,310	5.1	1,183	5,341	5.7	1,062
Total	142,960	$366.5	$2,564	134,372	$215.1	$1,601

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

In the second quarter of 2011, we increased our sales of chilled pork products by approximately $98.9 million over the amount of our sales of such products in the second quarter of 2010. As shown in the table above, our average price during the second quarter of 2011 was approximately $2,717 per metric ton for chilled pork, compared to $1,605 during the second quarter of 2010, an increase of 69%.  The number of metric tons of chilled pork sold during the second quarter of 2011 increased by 7,258, or 10% from the second quarter of 2010.  Our total revenue increased primarily due to the increase in average selling prices of our chilled products as a result of fluctuations in the market price of pork or pork-related products and changes of our product mix among this product sector. Also the total revenue increased due to increased sales to existing customers, and increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In the second quarter of 2011, we increased our sales of frozen pork products by approximately $46.8 million over the amount of our sales of such products in the second quarter of 2010. Our average price during the second quarter of 2011 was approximately $2,645 per metric ton for frozen pork compared to $1,492 during the second quarter of 2010, an increase of 77%.  The number of metric tons of frozen pork sold during the second quarter of 2011 increased by 645, or 2% from the second quarter of 2010.  Our total revenue increased primarily due to the increase in the average price of pork in the second quarter of 2011 as a result of market fluctuations, increased sales to existing customers, and increased volume of sales of our products as we entered new geographic markets, expanded our points of sales, and acquired new customers.

In the second quarter of 2011, we increased our sales of prepared pork products by approximately $6.3 million over the amount of our sales of such products in the second quarter of 2010. Our average price during the second quarter of 2011 was approximately $2,106 per metric ton for prepared pork products compared to $1,963 during the second quarter of 2010, an increase of 7%. The number of metric tons of prepared pork products sold during the second quarter of 2011 increased by 1,716, or 9% from the second quarter of 2010.  This product sector is becoming more important to our business as customers increasingly demand prepared pork products and are willing to pay higher average prices for the convenience of such products. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacities for this division.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold for the second quarter of 2011 was partly attributable to our efforts to expand our distribution channels. The following table sets forth the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume (unaudited)
	June 30,		Net	Percentage
	2011	2010	Change	of Change
Showcase stores	166	152	14	9%
Branded stores	1,146	1,026	120	12%
Supermarket counters	2,031	2,065	(34)	(2)%
Total	3,343	3,243	100	3%

First-tier cities	29	29	—	0%
Second-tier cities	132	127	5	4%
Third-tier cities	427	401	26	6%
Total cities	588	557	31	6%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table shows our revenues by distribution channel for the second quarter of 2011 and 2010, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)
	Three months ended June 30,		Net	Percentage
	2011	2010	Change	of Change
Retail channels	$121.7	$85.7	$36.0	42%
Wholesalers and distributors	127.2	67.6	59.6	88%
Restaurants and food services	111.4	60.0	51.4	86%
Export	6.2	1.8	4.4	244%
Total	$366.5	$215.1	$151.4	70%

The increase in sales to different distribution channels was mainly due to the following factors:

•	we have built up our brand image and brand recognition through general advertising display promotions and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products;

•	we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products; and

•	Pork prices increased starting in the middle of 2010 and reached a high in the second quarter of 2011

During the three months ended June 30, 2011, revenues from export sales increased to $6.2 million, which represented an increase of $4.4 million, or approximately 244%, as compared to the three months ended June 30, 2010.

Cost of Sales. Our cost of sales increased from $189.7 million for the three months ended June 30, 2010 to $327.3 million for the three months ended June 30, 2011, which represented an increase of $137.6 million, or approximately 73%. Our cost of sales primarily includes our costs of raw materials, labor costs and overhead. Of our total cost of sales, our costs of raw materials typically account for approximately 95% to 97%, our overhead typically accounts for 2% to 3.5% and our labor costs typically account for 1.5% to 1.7%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with our increase in sales revenue.

	Cost of Sales by Division (unaudited)
	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	78,458	$190.2	$2,424	71,200	$101.3	$1,423
Frozen pork	39,729	98.1	2,469	39,084	53.9	1,379
Prepared pork products	20,463	34.8	1,701	18,747	29.8	1,590
Vegetables and Fruits	4,310	4.2	974	5,341	4.7	899

Total	142,960	$327.3	$2,289	134,372	$189.7	$1,412

Our gross profit margin (gross profit divided by sales revenue) decreased from 11.8% for the three months ended June 30, 2010 to 10.7% for the three months ended June 30, 2011.  The decrease in our gross margin during the second quarter of 2011 was primarily due to (i) the competition in the market, (ii) the percentage increase in pork prices being less than the percentage increase in hog prices, which is the main part of cost of sales, (iii) the change of our product mix, and (iv) our strategic decision to take steps to increase our market share.

General and Administrative Expenses. General and administrative expenses increased from $5.7 million for the three months ended June 30, 2010 to $7.0 million for the three months ended June 30, 2011, which represented an increase of $1.3 million, or approximately 23%.  As a percentage of revenues, general and administrative expenses decreased from 2.6% for the three months ended June 30, 2010 to 1.9% for the three months ended June 30,  2011.

The increase in general and administrative expenses during the three months ended June 30, 2011 was primarily the result of a $0.7 million increase in salary expense due to the expansion of our business, which required us to hire more employees, and an increase in the average salary we paid to our employees.

Selling Expenses. Selling expenses increased from $4.6 million for the three months ended June 30, 2010 to $8.5 million for the three months ended June 30, 2011, which represented an increase of $3.9 million, or approximately 85%. The increase in selling expenses was primarily the result of our increased sales of pork and pork products and was primarily due to a $1.1 million increase in transportation fees, a $1.1 million increase in advertising cost and promotions, and a $0.8 million increase in salaries. As a percentage of revenues, selling expenses increased from 2.2% for the three months ended June 30, 2010 to 2.3% for the three months ended June 30, 2011.

Interest Expense (net of interest income). Interest expense net of interest income increased from $1.9 million for the three months ended June 30, 2010 to $3.4 million for the three months ended June 30, 2011, which represented an increase of $1.5 million, or approximately 79%. The increase in interest expense was primarily the result of an increase of $38.5 million in long-term bank loans and an increase of $30.9 million in short-term bank loans, and an increase in interest rate by central bank of China. The increase was partly offset by increase in interest income due to increased bank deposits.

Other Income, Exchange Gain and Government Subsidies.  Other income, exchange gain and government subsidies decreased from $1.3 million for the three months ended June 30, 2010 to $0.3 million for the three months ended June 30, 2011, which represented a decrease of $1.0 million. This decrease was primarily the result of a decrease in government subsidies.  The changes in government subsidies are discussed in Note 11 of Notes to Consolidated Financial Statements.

Income Taxes. The effective tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw vegetable and fruit products. The increase of $0.2 million in the provision for income taxes for the three months ended June 30, 2011 over the three months ended June 30, 2010 resulted from the increase sales of prepared meat products.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenue. Total revenue increased from $419.4 million for the six months ended June 30, 2010 to $652.2 million for the six months ended June 30, 2011, which represented an increase of $232.8 million, or approximately 56%. The increase in revenues during the first half of 2011 was primarily due to higher pork prices, increased sales volume in our meat and meat products divisions resulting from the effects of the continuing increases in the number of our retail channels, geographic expansion and increased sales to chain restaurants, food service providers and wholesalers and distributors in China.  The following table presents certain information regarding our sales by product division for the six months ended June 30, 2011 and 2010.

	Sales by Division (unaudited)
	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	148,557	$381.8	$2,570	135,618	$229.0	$1,689
Frozen pork	72,465	178.6	2,465	71,929	108.7	1,510
Prepared pork products	40,577	84.3	2,078	34,794	73.1	2,101
Vegetables and Fruits	7,597	7.5	987	9,292	8.6	926
Total	269,196	$652.2	$2,423	251,633	$419.4	$1,667

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

In the first half of 2011, we increased our sales of chilled pork products by approximately $152.8 million over the amount of our sales of such products in the first half of 2010. As shown in the table above, our average price during the first half of 2011 was approximately $2,570 per metric ton for chilled pork, compared to $1,689 during the first half of 2010, an increase of 52%.  The number of metric tons of chilled pork sold during the first half of 2011 increased by 12,939, or 10% from the first half of 2010.  Our total revenue increased due to the average price increase in the first half of 2011 as a result of market fluctuations, increased sales to existing customers, and increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In the first half of 2011, we increased our sales of frozen pork products by approximately $69.9 million over the amount of our sales of such products in the first half of 2010. Our average price during the first half of 2011 was approximately $2,465 per metric ton for frozen pork compared to $1,510 during the first half of 2010, an increase of 63%.  The number of metric tons of frozen pork sold during the first half of 2011 increased by 536, or 1% from the first half of 2010.  Our total revenue increased mainly due to the increase in the average price of pork in the first half of 2011 as a result of market fluctuations.

In the first half of 2011, we increased our sales of prepared pork products by approximately $11.2 million over the amount of our sales of such products in the first half of 2010. Our average price during the first half of 2011 was approximately $2,078 per metric ton for prepared pork products compared to $2,101 during the first half of 2010, a decrease of 1%. The number of metric tons of prepared pork products sold during the first half of 2011 increased by 5,783, or 17% from the first half of 2010.  This product division is becoming more important to our business as customers increasingly demand prepared pork products and are willing to pay higher average prices for the convenience of such products. The average selling price of this product division dropped 1%compared to a 52% increase from the chilled pork division and a 63% increase from the frozen pork division. The decrease was mainly due to the change in our product mix and increasing competition in the market. In the first half of 2011, we sold more pork oil products than we did in the first half of 2010 since we put our pork oil facility into operation in April 2010. The average selling price of pork oil products is lower than that of prepared pork products. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacities for this division.

The following table shows our revenues by distribution channel for the first half of 2011 and 2010, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)
	Six Months Ended June 30,		Net	Percentage
	2011	2010	Change	of Change

Retail channels	$229.4	$170.3	$59.1	35%
Wholesalers and distributors	224.6	129.8	94.8	73%
Restaurants and food services	188.6	116.2	72.4	62%
Export	9.6	3.1	6.5	210%
Total	$652.2	$419.4	$232.8	56%

•	we have built up our brand image and brand recognition through general advertising display promotions and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products;

•	we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products; and

•	Pork prices increased starting in the middle of 2010 and reached a high in the second quarter of 2011.

During the six months ended June 30, 2011, revenues from export sales increased to $9.6 million, which represented an increase of $6.5 million, or approximately 210%, as compared with the six months ended June 30, 2010.

Cost of Sales. Our cost of sales increased from $369.1 million for the six months ended June 30, 2010 to $577.2 million for the six months ended June 30, 2011, which represented an increase of $208.1 million, or approximately 56%. Our cost of sales primarily includes our costs of raw materials, labor costs and overhead. Of our total cost of sales, our costs of raw materials typically account for approximately 95% to 97%, our overhead typically accounts for 2% to 3.5% and our labor costs typically account for 1.5% to 1.7%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with our increase in sales revenue.

	Cost of Sales by Division (unaudited)
	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	148,557	$339.8	$2,287	135,618	$203.4	$1,500
Frozen pork	72,465	165.9	2,289	71,929	100.2	1,393
Prepared pork products	40,577	65.4	1,612	34,794	58.4	1,678
Vegetables and Fruits	7,597	6.1	803	9,292	7.1	764
Total	269,196	$577.2	$2,144	251,633	$369.1	$1,467

Our gross profit margin (gross profit divided by sales revenue) decreased from 12.0% for the six months ended June 30, 2010 to 11.5% for the six months ended June 30, 2011. The decrease in our gross margin during the first half of 2011 was primarily due to (i) the competition in the market, (ii) the percentage increase in pork prices being less than the percentage increase in hog prices, which is the main part of cost of sales, (iii) the change of our product mix, and (iv) our strategic decision to take steps to increase our market share.  As a result, our gross profit margin was lower than the level we would expect to achieve once we fully integrate our new production facilities and expand into new regional markets for our products.  We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses increased from $11.7 million for the six months ended June 30, 2010 to $13.5 million for the six months ended June 30, 2011, which represented an increase of $1.8 million, or approximately 15%.   As a percentage of revenues, general and administrative expenses decreased from 2.8% for the six months ended June 30, 2010 to 2.1% for the six months ended June 30, 2011.

The increase in general and administrative expenses during the six months ended June 30, 2011 was primarily the result of a $0.6 million increase in salary expense due to the expansion of our business, which required us to hire more employees. Also the increase was the result of a $0.5 million increase in depreciation and amortization, and a $0.4 million increase in social insurance.

Selling Expenses. Selling expenses increased from $9.0 million for the six months ended June 30, 2010 to $14.7 million for the six months ended June 30, 2011, which represented an increase of $5.7 million, or approximately 63%. The increase in selling expenses was primarily due to the increase in sales of pork and pork products and was primarily due to a $0.9 million increase in advertising and promotional fees, a $1.5 million increase in salaries and a $2.1 million increase in transportation fees. As a percentage of revenues, selling expenses increased from 2.1% for the six months ended June 30, 2010 to 2.3% for the six months ended June 30, 2011.

Interest Expense (net of interest income). Interest expense net of interest income increased from $3.3 million for the six months ended June 30, 2010 to $8.8 million for the six months ended June 30, 2011, which represented an increase of $5.5 million, or approximately 167%. The increase in interest expense was primarily the result of an increase of $38.5 million in long-term bank loans,  an increase of $30.9 million in short-term bank loans, and an increase in interest rate by central bank of China. The increase was partly offset by increase in interest income due to increased bank deposits.

Other Income, Exchange Gain and Government Subsidies. Other income, exchange gain and government subsidies decreased from $2.5 million for the six months ended June 30, 2010 to $1.3 million for the six months ended June 30, 2011, which represented a decrease of $1.2 million. This decrease was primarily due to lower government subsidies and lower other income in the first half of 2011.

Income Taxes. The effective tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.7 million in the provision for income taxes for the six months ended June 30, 2011 over the six months ended June 30, 2010 resulted from the increased sales from prepared meat products.

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

The following tables show our sales in metric tons and production processed in metric tons by division for the three-month and six-month periods ended June 30, 2011 and 2010.

	Sales by Division (in metric tons)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	78,458	71,200	148,557	135,618
Frozen pork	39,729	39,084	72,465	71,929
Prepared pork products	20,463	18,747	40,577	34,794
Vegetable and Fruits	4,310	5,341	7,597	9,292
Total	142,960	134,372	269,196	251,633

	Production by Division (in metric tons)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	78,487	71,032	149,182	135,417
Frozen pork	36,434	45,315	71,700	85,793
Prepared pork products	21,455	18,500	42,065	34,374
Vegetable and Fruits	3,149	4,675	6,376	8,574
Total	139,525	139,522	269,323	264,158

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in China in which we offered and sold our products at June 30, 2011 and December 31, 2010, 2009 and 2008.

		December 31,
	June 30, 2011	2010	2009	2008

Number of products	439	429	392	314
Number of retail stores	3,343	3,326	3,205	3,061
Expansion of Market Coverage
Number of provinces	24	24	24	24
Number of first-tier cities	29	29	29	29
Number of second-tier cities	132	130	120	106
Number of third-tier cities	427	421	383	324

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $151.0 million and $84.2 million, respectively. As of June 30, 2011, we had working capital of approximately $81.5 million.

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

For the six months ended June 30, 2011, net cash provided by operating activities was $35.2 million, which represented an increase of $15.9 million as compared to the net cash provided by operating activities of $19.2 million for the same period of 2010.  The increase was primarily due to a $4.2 million increase in cash flow from operating assets and liabilities, a $10.6 million increase in net income and a $1.2 million increase in non-cash items.  Of the non-cash items, depreciation and amortization accounted for $2.4 million of change due to the fact that more plants, equipment and machinery were put into use.

Cash flow from changes in operating assets and liabilities increased approximately $4.2 million, as compared to the negative cash flow of $15.8 million from changes in operating assets and liabilities for the same period of the prior year. Of the $4.2 million increase, $6.6 million was attributable to the change of cash flow from inventories due to the fact that we lowered our inventory level this year because the pork price was increasing in the market . It was partly offset by $4.2 million changes on purchase deposit. We increased our payment to our suppliers to secure the supply of hogs.

Net cash used in investing activities was $121.9 million for the six months ended June 30, 2011, which represented an increase of $60.5 million as compared to the net cash of $61.4 million used in investing activities for the same period of the prior year. We spent $27.1 million more on the costs of construction for new production facilities, $33.1 million more on restricted cash and $4.3 million more on purchase deposit for land use rights during the first half of 2011 compared to the same period of 2010.

Net cash provided by financing activities was $150.8 million during the six months ended June 30, 2011, an increase of $138.1 million compared to the net cash of $12.7 million provided by financing activities for the same period of the prior year.  We received $66.4 million more in net proceeds from issuing new shares of common stock, $62.2 million more in net proceeds from bank notes,  $26.4 million more from short-term bank loans. The increase was partly offset by received $6.5 million less from  long-term bank loans and repaid $10.5 million during the first half of 2011.

As of June 30, 2011, Henan Zhongpin had short-term and long-term bank and governmental loans in the aggregate amount of $212.2 million with interest rates ranging from 4.86% to 7.00% per annum, as shown below.

Bank	Amount Borrowed	Interest Rate	Maturity Date

Short-term Loans

China Everbright Bank	7,726,065	5.56%	11/11/2011

China Construction Bank	7,726,065	5.28%	07/25/2011
	6,180,852	5.00%	11/11/2011

Agriculture Development Bank of China	4,427,268	6.56%	07/08/2011
	3,090,425	6.56%	09/28/2011

China Minsheng Bank	2,163,298	6.89%	01/26/2012
	2,472,341	6.89%	03/16/2012

China Merchants Bank	4,635,639	6.56%	08/31/2011
	4,635,639	6.56%	12/13/2011
	6,953,457	6.06%	07/30/2011
	2,317,819	6.06%	08/10/2011
	4,635,639	6.06%	07/26/2011

Xuchang Commercial Bank	3,090,425	6.56%	05/11/2011

Rabobank Nederland	7,726,065	6.71%	06/21/2011
	7,726,065	6.41%	06/30/2011

Zhongyuan Trust Co., Ltd.	24,723,407	5.96%	09/28/2011

City Finance –short-term	30,904	0.00%	Extendable
Total	$100,261,373

Long-term Loan-Current portion

Canadian Government Transfer Loan	145,670	6.02%	11/15/2011

Agriculture Bank of China	1,545,213	6.65%	12/27/2011
	1,545,213	6.65%	03/18/2012
	7,726,065	6.65%	06/30/2012
Total	$10,962,161

Long-term Loans

China Construction Bank	6,180,852	4.86%	06/29/2013
	3,090,426	6.40%	03/01/2013
	4,635,639	6.40%	06/23/2013

Agriculture Bank of China	1,545,213	6.65%	03/18/2013
	1,545,213	6.65%	03/18/2014
	2,317,819	6.65%	12/27/2014
	772,607	6.65%	09/17/2012
	772,607	6.65%	09/17/2013
	10,043,884	6.65%	12/17/2014
	2,317,819	6.65%	12/27/2012
	2,317,819	6.65%	12/27/2013
	3,863,032	6.65%	12/27/2014
	3,863,032	6.40%	12/10/2013
	10,971,012	6.40%	02/03/2013
	10,816,490	6.65%	06/30/2013
	12,361,703	6.65%	06/30/2014
	6,180,852	6.65%	06/30/2015

China Merchants Bank	3,090,426	6.65%	11/26/2012
	4,635,639	6.65%	11/26/2013
	6,953,458	6.65%	11/26/2014

Changge Old Town	1,576,862	7.00%	Extendable

Canadian Government Transfer Loan	1,124,923	*	11/15/2041

Total	$100,977,327

*  22% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free.  All repayments are applied first to the interest-bearing portion of this loan.

Of our outstanding short-term loans as of June 30, 2011, $41.2 million aggregate principal amount of loans was guaranteed by our subsidiaries in China and $23.2 million aggregate principal amount of loans was guaranteed by Henan Huanghe Enterprises Group Co., Ltd., a group corporation that is not affiliated with our company or with any of our subsidiaries.

In June 2011, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.7 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on June 30, 2011 and adjustable on the anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March and June 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In April 2011, Henan Zhongpin signed a strategic cooperation frame agreement (the "Agreement") with China Construction Bank, Henan Branch (“CCB Henan”). Under the Agreement, CCB Henan will provide approximately RMB 10 billion ($1.5 billion) in loans and financial services to assist our growth. We need to negotiate separately with CCB Henan about interest rate and other terms for any loans under the Agreement,

In December 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($3.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on June 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on December 10, 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.6 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on September 17, 2012, 2013 and December 27, 2014.  Borrowings under the loan agreement are guaranteed by our wholly owned subsidiary, Yongcheng Zhongpin Food Company Limited.

In July 2010, Tianjin Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($46.4 million). Tianjin Zhongpin drew down RMB 50 million ($7.7 million) in July 2010, RMB 80 million ($12.2 million) in November 2010 and RMB 110 million ($17.0 million) in May 2011. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2012, 2013, 2014 and 2015.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Tianjin Zhongpin.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.2 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (4.86% per annum on June 30, 2011) and are payable on June 29, 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

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

In March 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 55 million ($8.5 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on March 18, 2011, 2012, 2013 and 2014 and December 27, 2014.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In February 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($11.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on June 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($10.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on December 27, 2011, 2012, 2013 and 2014.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($14.7 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on November 26, 2012, 2013 and 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

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

We believe our existing cash and cash equivalents, together with our ability to secure bank borrowings, will be sufficient to finance our investment in new facilities, with budgeted capital expenditures of approximately $116.8 million over the next 12 months, and to satisfy our working capital needs. We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders as we have done in the past.

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

Interest Rate Risk. We are exposed to interest rate risk through our short-term and long-term loans. We have $100.3 million short-term bank loans and $101.0 million long-term bank loans outstanding as of June 30, 2011, and we have not used any derivative financial instruments or engaged in any interest rate hedging activities to manage our interest rate risk exposure. Our future interest expense on short-term or long-term bank loans may increase or decrease due to changes in market interest rates. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of bank loans relative to other sources of funds.

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

During the six months ended June 30, 2011, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: August 9, 2011	Zhongpin Inc.
(Company)

	By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

	By:	/s/ Feng Wang
Feng Wang
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

31.1*	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith