Form 10-Q
period 2011-09-30
ZHONGPIN INC.
filed 2011-11-09
CIK 1277092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 5, 2011, 37,679,664 shares of the registrant’s common stock were outstanding.

ZHONGPIN INC.

FORM 10-Q

INDEX

			Page
Part I	Financial Information		3

	Item 1.	Unaudited Financial Statements:	3

		Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4

		Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three-month and nine-month periods ended September 30, 2011 and 2010	5

		Consolidated Statements of Cash Flows (unaudited) for the nine- month periods ended September 30, 2011 and 2010	6

		Notes to Consolidated Financial Statements (unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4.	Controls and Procedures	38

Part II	Other Information		39

	Item 1.	Legal Proceedings	39

	Item 1A.	Risk Factors	39

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

	Item 3.	Defaults Upon Senior Securities	39

	Item 4.	(Removed and Reserved)	39

	Item 5.	Other Information	39

	Item 6.	Exhibits	39

Signatures			40

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

The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$116,619,216	$84,172,186
Restricted cash	54,732,689	17,527,056
Bank notes receivable	49,226,849	19,282,740
Accounts receivable, net of allowance for doubtful accounts of $2,447,408 and $1,708,479	43,773,083	30,784,463
Other receivables, net of allowance for doubtful accounts of $373,460 and $232,751	3,471,352	1,035,850
Purchase deposits	23,383,067	7,415,567
Inventories	37,141,773	26,534,014
Prepaid expenses	392,413	391,386
VAT recoverable	34,942,499	20,771,902
Allowance receivables	2,889,846	2,477,928
Deferred tax assets	414,505	397,744
Other current assets	408,368	442,080
Total current assets	367,395,660	211,232,916

Long-term investment	472,077	452,987
Property and equipment (net)	320,205,335	291,567,396
Deposits for purchase of land use rights	34,601,296	17,059,644
Construction in progress	111,787,042	30,433,905
Land use rights	88,702,126	86,475,708
Deferred charges	10,433	21,686
Other non-current assets	1,118,114	1,436,726
Total assets	$924,292,083	$638,680,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term loans	$105,249,729	$91,774,025
Bank notes payable	109,474,579	18,646,473
Long-term loans - current portion	11,003,434	14,943,260
Capital lease obligation - current portion	6,008,323	7,282,720
Accounts payable	39,891,335	8,551,003
Other payables	17,611,620	15,842,331
Accrued liabilities	11,907,207	9,794,474
Deposits from customers	17,525,349	8,255,194
Tax payable	1,441,724	1,604,847
Grant payable	786,794	-
Total current liabilities	320,900,094	176,694,327

Deferred tax liabilities	377,395	362,135
Deposits from customers - long-term portion	1,921,683	1,958,827
Capital lease obligation	1,183,697	4,999,454
Long-term loans	102,810,994	83,672,401
Total liabilities	427,193,863	267,687,144

Equity
Common stock: par value $0.001; 100,000,000 authorized; 40,355,502 and 35,338,160 shares issued and 38,533,064 and 35,338,160 outstanding	40,356	35,338
Additional paid in capital	238,946,701	171,401,989
Retained earnings	224,500,373	169,979,344
Less: Treasury stock, at cost: 1,822,438 and 0 shares in 2011 and 2010	(15,797,352)	-
Accumulated other comprehensive income	48,582,031	29,577,153
Total Zhongpin Inc. shareholders’ equity	496,272,109	370,993,824
Noncontrolling interest	826,111	-
Total shareholders’ equity	497,098,220	370,993,824
Total liabilities and shareholders’ equity	$924,292,083	$638,680,968

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues
Sales revenues	$398,086,490	$241,076,067	$1,050,322,271	$660,433,565
Cost of sales	(358,049,826)	(213,796,787)	(935,223,736)	(582,901,503)
Gross profit	40,036,664	27,279,280	115,098,535	77,532,062

Operating expenses
General and administrative expenses	(7,423,392)	(6,072,211)	(20,873,595)	(17,821,820)
Selling expenses	(7,866,984)	(5,384,108)	(22,597,879)	(14,359,608)
Research & development expenses	(20,127)	(20,581)	(475,437)	(97,304)
Impairment loss	-	(2,745)	-	(1,010,192)
Total operating expenses	(15,310,503)	(11,479,645)	(43,946,911)	(33,288,924)

Income from operations	24,726,161	15,799,635	71,151,624	44,243,138

Other income (expense)
Interest income (expense), net	(7,017,272)	(2,400,733)	(15,828,655)	(5,736,583)
Other income (expense), net	410,105	1,236,809	378,111	1,906,336
Exchange gain (loss)	(140,528)	-	(220,755)	-
Government subsidies	1,142,388	966,771	2,594,295	2,836,852
Total other income (expense)	(5,605,307)	(197,153)	(13,077,004)	(993,395)

Net income before taxes	19,120,854	15,602,482	58,074,620	43,249,743
Provision for income taxes	(799,129)	(921,691)	(3,553,613)	(2,953,044)

Net income after taxes	$18,321,725	$14,680,791	$54,521,007	$40,296,699
Net loss attributable to noncontrolling interest	1,167	-	22	-

Net income attributable to Zhongpin Inc. shareholders	18,322,892	14,680,791	54,521,029	40,296,699

Foreign currency translation adjustment	$9,098,658	$4,563,655	$19,031,328	$6,341,925
Foreign currency translation adjustment attributable to noncontrolling interest	(14,885)	-	(26,450)	-
Foreign currency translation adjustment attributable to Zhongpin Inc. shareholders	9,083,773	4,563,655	19,004,878	6,341,925

Comprehensive income	27,420,383	$19,244,446	73,552,335	$46,638,624
Comprehensive income attributable to noncontrolling interest	(13,718)	-	(26,428)	-
Comprehensive income attributable to Zhongpin Inc. shareholders	27,406,665	19,244,446	73,525,907	46,638,624

Basic earnings per common share	$0.46	$0.42	$1.41	$1.16
Diluted earnings per common share	$0.46	$0.42	$1.41	$1.14
Basic weighted average shares outstanding	39,918,816	34,725,104	38,723,299	34,751,158
Diluted weighted average shares outstanding	39,918,816	35,328,199	38,781,507	35,262,433

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars) (Unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$54,521,007	$40,296,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12,542,855	9,812,528
Amortization of intangible assets	1,386,615	973,253
Provision for allowance for bad debt	780,323	724,816
Staff welfare amortization	-	(276,501)
Impairment loss	-	1,010,199
Other income	(15,174)	(1,091,875)
Stock-based compensation expense	1,193,067	1,739,238

Changes in operating assets and liabilities:
Accounts receivable	(12,087,046)	(16,397,025)
Other receivables	(2,467,660)	(210,161)
Purchase deposits	(15,311,424)	(133,747)
Prepaid expenses	12,906	(493,142)
Inventories	(9,281,330)	(8,764,421)
Allowance receivables	(300,748)	(4,426,220)
Tax refunds receivable	(13,003,464)	(5,928,053)
Other current assets	35,141	18,554
Deferred charges	11,899	15,721
Accounts payable	30,300,071	(287,734)
Other payables	1,104,339	2,069,661
Grants payable	769,527	-
Accrued liabilities	1,680,231	1,445,644
Taxes payable	(225,688)	(685,278)
Deposits from clients	8,726,458	1,234,965
Deposits from clients – Long term portion	(117,064)	(50,880)
Net cash provided by operating activities	60,254,841	20,596,241

Cash flows from investing activities:
Deposits for purchase of land use rights	(16,453,540)	(23,130,206)
Construction in progress	(102,225,007)	(40,765,205)
Additions to property and equipment	(4,645,211)	(9,750,903)
Additions to land use rights	-	(479,304)
Proceeds on sale of fixed assets	36,983	131,028
Increase in restricted cash	(35,666,692)	(21,478,265)
Investment in a non-controlling entity	—	(440,716)
Net cash used in investing activities	(158,953,467)	(95,913,571)

Cash flows from financing activities:
Proceeds from (repayment of) bank notes, net	59,574,005	22,590,704
Proceeds from (repayment of) short-term loans, net	9,397,410	10,318,909
Proceeds from long-term loans	24,607,716	49,733,983
Repayment of long-term loans	(13,807,043)	(10,356,569)
Repayment of capital lease obligation	(5,097,774)	(4,987,359)
Proceeds from common stock	66,356,662	-
Repurchase of common stock	(15,797,352)	-
Proceeds from exercised warrants and option	-	213,350
Investment in a subsidiary by minority holder	808,003	-
Net cash provided by financing activities	126,041,627	67,513,018

Effects of rate changes on cash	5,104,029	1,207,989
Increase (decrease) in cash and cash equivalents	32,447,030	(6,596,323)
Cash and cash equivalents, beginning of period	84,172,186	68,982,259
Cash and cash equivalents, end of period	$116,619,216	$62,385,936

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,292,479	$6,443,505
Cash paid for income taxes	$3,768,455	$2,898,394

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           ORGANIZATION AND NATURE OF OPERATIONS

Zhongpin Inc. (the “Company”) was established under the laws of the State of Delaware on February 4, 2003.  The Company is a public holding company holding equity interests in its subsidiaries outside the U.S.  Its operating subsidiaries are located in the People’s Republic of China (the “PRC”) and focus on two business divisions: pork and pork products, and vegetables and fruits. The pork and pork products division is involved primarily in the processing of live hogs into fresh, frozen and processed pork products, which are sold domestically to branded stores, food retailers, food service distributors, restaurants, hotel chains and non-commercial food service establishments, such as schools, governments, healthcare facilities, the military and other food processors, as well as to certain international markets in a limited scope.  The vegetables and fruits division is involved primarily in the processing of frozen vegetables and fruits that are sold to the Company’s branded stores and food retailers.

The Company holds a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which the Company holds a 100% interest in its China-based subsidiaries, each of which was organized under the laws of China.  The Company’s China-based subsidiaries include the following:

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Henan Zhongpin Food Company Limited	May 20, 2005	US$ 203,300,000	100%

Henan Zhongpin Food Share Company Limited (“Henan Zhongpin”)	Jan. 20, 2000	1,000,000,000 RMB (US$146,492,243)	100	%(1)

Henan Zhongpin Import and Export Trading Company Limited	Aug. 11, 2004	5,060,000 RMB (US$611,111)	100%

Zhumadian Zhongpin Food Company Limited	June 7, 2006	60,000,000 RMB (US$8,585,398)	100%

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	34,800,000 RMB (US$5,094,422)	100%

Henan Zhongpin Fresh Food Logistics Company Limited	Sept. 14, 2006	1,500,000 RMB (US$189,665)	100%

Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB (US$1,893,652)	100%

Henan Zhongpin Business Development Company Limited	Sept. 27, 2006	5,000,000 RMB (US$632,215)	100%

Luoyang Zhongpin Food Company Limited (“Luoyang Zhongpin”)	Jan.18, 2007	60,000,000 RMB (US$8,703,452)	100%

Yongcheng Zhongpin Food Company Limited	Mar. 1, 2007	60,000,000 RMB (US$8,783,487)	100%

Tianjin Zhongpin Food Company Limited	Sept. 14, 2007	100,000,000 RMB ( US$14,639,145 )	100%

Jilin Zhongpin Food Company Limited	Dec. 11, 2008	1,000,000 RMB (US$145,688)	100%

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	Dec. 26, 2008	10,000,000 RMB (US$1,461,796)	100%

Taizhou Zhongpin Food Company Limited	May 12, 2010	50,000,000 RMB (US$7,362,794)	100%

Changchun Zhongpin Food Company Limited	Aug. 6, 2010	50,000,000 RMB (US$7,382,253)	100%

Henan Zhongpin Xinda Agriculture and Animal Husbandry Company Limited	June 1, 2011	15,000,000 RMB (US$2,287,841)	65%

Kunshan Zhongpin Cold Chain Logistics Company Limited	June 3, 2011	300,000,000 RMB (US$46,356,388)	100%

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

Foreign Currency Translations and Transactions

RMB, the national currency of China, is the primary currency that the Company’s China-based subsidiaries use. The United States dollar (“U.S. dollar”) is the functional currency used by Falcon and Zhongpin Inc. to record all of their activities. The Company uses the U.S. dollar for financial reporting purposes.

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

Revenue Recognition

Revenues generated from the sales of various meat products and vegetables and fruits are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured. Since the products sold by the Company are primarily perishable and frozen food products, the right of return is only valid for a few days and has been determined to be insignificant by the management of the Company. Accordingly, no provision has been made for returnable goods. Revenues presented on the consolidated statements of operations and comprehensive income are net of sales taxes.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturity of three months or less to be cash equivalents. The Company maintains its cash accounts at creditworthy financial institutions and closely monitors the movements of its cash positions.

Restricted Cash and Bank Notes Payable

Under the terms of the credit agreements with certain of its lenders, Henan Zhongpin has agreed to maintain with such lenders an amount of cash that will serve as collateral for its delivery of such lenders’ bank promissory notes. The amount of bank promissory notes that are to be delivered by Henan Zhongpin to such lenders can be up to twice the amount of such deposits. As such deposits may not be withdrawn by Henan Zhongpin without restriction, such cash deposits are presented as “restricted cash” on the consolidated balance sheets.

Bank Notes Receivable

The Company only accepts notes issued by banks in the normal course of business as payment for products sold by the Company. These bank notes receivables have maturity dates of up to 180 days and bear no interest. The Company can hold these bank notes until the maturity date and collect the amount from the issuing banks, or the Company can use these bank notes as a means for payment for goods or services received. The Company accrues no provision for these bank notes because such bank notes have little risk of default in China.

Accounts Receivable

During the normal course of business, the Company's policy is to ask customers to make deposits in reasonable and meaningful amounts on a case-by-case basis. For certain customers, the Company may extend unsecured credit.

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in China. The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company.  Such deposits are usually applied for the collection of the outstanding accounts receivable during the year.  With such a practice in place, the Company did not have any specific allowance for doubtful accounts provided against specific customers at September 30, 2011 and December 31, 2010, respectively.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents allowance activities in accounts receivable.

	September 30, 2011	December 31, 2010

Beginning balance	$1,708,479	$1,132,038
Additions to allowance for bad debt	738,929	576,441
Ending balance	$2,447,408	$1,708,479

Inventories

Inventories are comprised of raw materials and low-value consumables, work-in-progress, and finished goods. Inventories are stated at the lower of cost or market-based prices according to the weighted average method. Production cost components include the purchase cost of live hogs, direct labor, depreciation, packaging material, utility expense and other manufacturing overhead. By using a systematic costing system, the production cost is allocated to various products at the stage of work-in-progress and finished goods, respectively. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company regularly inspects the shelf life of prepared foods and, if necessary, writes down their carrying value based on their salability and expiration dates as cost of goods sold.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, other receivables, advance to vendors, accounts payable and accrued liabilities, capital lease obligations and short-term and long-term loans are reasonable estimates of their fair value because of the short maturity of these items. The fair value of amounts due from/to related parties and stockholders are a reasonable estimate of their fair value as the amounts will be collected and paid off in a period less than one year. The carrying amounts of capital lease obligations approximate their fair value based on the Company’s current incremental borrowing rates for similar types of arrangements. Long-term debt approximates fair value since the bank term loans are fixed rate instruments and bear interests at the rate dictated and published by the People's Bank of China. The current rates published by the People's Bank of China approximate the interest rates of the loans outstanding.

Shipping and Handling Cost

All shipping and handling fees are included in selling expenses.

Value Added Tax

All China-based enterprises are subject to a VAT imposed by the PRC government on their domestic product sales. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. Input VAT rates are 13% for most of the purchasing activities conducted by the Company. Output VAT rate is 13% for chilled pork products, frozen pork products and vegetable and fruit products, and 17% for prepared meat products. The input VAT can be offset against the output VAT. The VAT payable or recoverable balance presented on the consolidated balance sheets represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collections of output VAT instead of a receivable. On a semi-annual basis, the Company forecasts for each of its subsidiaries separately the amount of sales revenue necessary to fully utilize the VAT recoverable. The factors considered in performing these forecasts include industry-specific and local economic conditions, as well as consumer behavior by the subsidiaries' designated geographical region and the demographics within those regions. Once the VAT recoverable for a subsidiary is determined to be non-recoverable in part or in full, the VAT recoverable is written-off as impairment loss.

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

Earnings Per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. Such shares are excluded if determined to be anti-dilutive.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the three-month periods ended September 30, 2011 and 2010 were $195,000 and $253,000, respectively, and for the nine-month periods ended September 30, 2011 and 2010 were $1,950,000 and $2,410,000, respectively.

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

3.	INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Raw materials	$4,740,338	$6,934,521
Low value consumables and packing	1,417,310	1,506,700
Work in progress	7,660,849	2,719,933
Finished goods	23,323,276	15,372,860
Inventories	$37,141,773	$26,534,014

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)

Plants and buildings	$244,375,119	$214,765,759
Machinery and equipment	105,969,953	96,632,003
Office furniture and equipment	5,811,257	3,915,451
Vehicles	4,092,537	3,629,177
Accumulated depreciation	(40,043,531)	(27,374,994)
Total	$320,205,335	$291,567,396

The depreciation and amortization expenses for the three-month periods ended September 30, 2011 and 2010 were $4,341,373 and $3,719,439, respectively, and for the nine-month periods ended September 30, 2011 and 2010 were $12,542,855 and $9,812,528, respectively.

Of the above information, property, plant and equipment under the sale-leaseback agreement at cost at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)

Plants and buildings	$174,765	$695,424
Machinery and equipment	18,982,511	25,589,091
Office furniture and equipment	39,883	34,655
Vehicles	4,359	4,130
Accumulated depreciation	(2,175,701)	(2,111,119)
Total	$17,025,817	$24,212,181

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred losses included in the property and equipment balance were $1,734,681 and $2,784,665 at September 30, 2011 and December 31, 2010, respectively, and would be amortized over the lease term. Of the depreciation expenses, $1,141,713 and $1,098,674 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the nine months ended September 30, 2011; $1,089,785 and $1,066,360 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the nine months ended September 30, 2010.

5.	LAND USE RIGHTS

The Company’s land use rights at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)

Land use rights	$94,089,054	$90,284,405
Accumulated amortization	(5,386,928)	(3,808,697)
Total	$88,702,126	$86,475,708

The amortization expenses for the three-month periods ended September 30, 2011 and 2010 were $468,369 and $324,305, respectively, and for the nine-month periods ended September 30, 2011 and 2010 were $1,386,615 and $973,354, respectively.

6.	CONSTRUCTION IN PROGRESS

Construction in progress at September 30, 2011 and December 31, 2010 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	September 30, 2011	December 31, 2010
Upgrade for export certification in Changge	March 2011	$-	$2,305,978
Zhengzhou office	April 2011	44,375	36,934
Distribution center in Changge	May 2011	—	19,393,985
Information system	February 2012	127,770	671,757
Replacement and maintenance in Changge industrial park	April 2012	63,464	305,533
Production facility for chilled and frozen pork in Taizhou	January 2012	30,985,605	2,566,868
Production facility for chilled and frozen pork in Changchun	January 2012	32,217,131	5,054,401
Zhongpin Xinda joint venture project	January 2012	900,144	—
Production facility for prepared pork products in Tianjin	January 2012	18,557,820	98,449
Production facility for prepared pork products in Changge (first phase)	April 2012	21,199,003	—

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction Project	Date or Estimated Date Put in Service(1)	September 30, 2011	December 31, 2010
Upgrade for production facility in Anyang	July 2012	7,374,810	—
Upgrade for production facility in Zhumadian	April 2012	127,775	—
Upgrade for production facility in Luoyang	April 2012	92,212	—
Upgrade for production facility in Yongcheng	April 2012	68,608	—
Kunshan facility land preparation cost	April 2012	28,325	—

Total		$111,787,042	$30,433,905

Estimated cost to complete current construction in process is $35.4 million.

(1)
Represents all regulatory permits and approvals that have been received to date and projects that have been placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

7.	SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $105.2 million aggregate principal amount of short-term bank loans at September 30, 2011, loans in the principal amount of $60.0 million were secured by the Company’s subsidiaries in China, and loans in the aggregate principal amount of $10.8 million were guaranteed by Henan Huanghe Enterprises Group Co., Ltd., an unaffiliated third party. These loans bear interest at prevailing lending rates in China ranging from 5.00 % to 7.54% per annum.

8.	LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements as of September 30, 2011 and December 31, 2010 are as follows:

Bank	September 30, 2011	December 31, 2010
	(Unaudited)

China Construction Bank	$14,162,300	$13,589,623
Agriculture Bank of China	81,826,622	63,267,245
Rabobank Nederland Shanghai	—	4,529,874
Canadian Government Transfer Loan	1,270,593	1,343,429
China Merchants Bank	14,949,094	14,344,605
Changge Old Town	1,605,819	1,540,885
Current portion	(11,003,434)	(14,943,260)
Total long-term portion	102,810,994	$83,672,401

In June 2011, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.32% per annum on September 30, 2011 and adjustable on the anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March and June 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($3.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on September 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on December 10, 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on September 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December, 2014.  Borrowings under the loan agreement are guaranteed by the Company’s wholly owned subsidiary, Yongcheng Zhongpin Food Company Limited.

In July 2010, Tianjin Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($47.2 million). Tianjin Zhongpin drew down RMB 50 million ($7.9 million) in July 2010, RMB 80 million ($12.6 million) in November 2010 and RMB 110 million ($17.3 million) in May 2011. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on September 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2012, 2013, 2014 and 2015.  Borrowings under the loan agreement are secured by the land use rights, property and plants of Tianjin Zhongpin.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.99% per annum on September 30, 2011 and adjustable on the anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 29, 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

In April 2010, in connection with the purchase of a piece of land from Changge Old Town,  Changge Old Town extended a loan to Henan Zhongpin with a principal amount of RMB 10.2 million ($1.6 million) and bearing interest at the rate of 7.00% per annum payable on September 30, 2010 and each anniversary thereafter. Such loan does not have a fixed term and the principal amount of the loan should be repaid by Henan Zhongpin upon six months prior written notice from Changge Old Town.

In March 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($8.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on September 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($11.2 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on September 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($11.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on September 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between October 2011 and December 2014.  Borrowings under the loan agreement are secured by the land use rights, property and plants of Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($14.9 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on September 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In May 2002, Henan Zhongpin entered into a loan agreement with the Bank of Communications, Zhengzhou Branch, which is the intermediary bank for a 40-year term loan in the amount of $2,504,969 from the Canadian government.  Under the terms of the loan agreement, 58% of the principal amount ($1,452,882) of this loan bears interest at the fixed rate of 6.02% per annum and remaining principal amount of this loan is interest free.  The loan is repayable in a fixed amount of $145,671, which includes both principal and interest, that is payable on a semi-annual basis through November 15, 2041.  Borrowings under the loan agreement are guaranteed by the Financing Department of Henan province.

9.	EQUITY TRANSACTIONS

For the three−month periods ended September 30, 2011 and 2010, the stock−based compensation expenses were $417,749 and $663,602, respectively, and for the nine−month periods ended September 30, 2011 and 2010, the stock−based compensation expenses were $1,193,067 and $1,736,024, respectively.

For the three-month periods ended September 30, 2011, the Company repurchased 1,822,438 shares of common stock from the public market. The average cost per share, including commission, was $8.6683.

10.	EARNINGS PER SHARE

The Company excludes equity instrument from the calculation of diluted earnings per share if the effect of including such instrument is anti-dilutive. Accordingly, a certain number of stock options and warrants have been excluded from the calculation of diluted earnings per share totaling 1,314,564 and 0 shares during the three-month period ended September 30, 2011 and 2010, respectively, and totaling 547,000 and 0 shares during the nine-month period ended September 30, 2011 and 2010, respectively.

The following table shows the computation of basic and diluted net earnings per share for the periods indicated:

ZHONGPIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shareholders	$18,322,892	$14,680,791	$54,521,029	$40,296,699

Denominator:
Weighted average number of common shares outstanding – basic	39,918,815	34,725,104	38,723,299	34,751,158

Dilutive effect of stock options	—	603,095	50,208	511,275

Weighted average number of common shares outstanding – diluted	39,918,815	35,328,199	38,781,507	35,262,433

Basic earnings per share	$0.46	$0.42	$1.41	$1.16

Diluted earnings per share	$0.46	$0.42	$1.41	$1.14
.
11.	GOVERNMENT SUBSIDIES

The central and local governments in China provided Henan Zhongpin with various subsidies to encourage its research and development activities, its construction of new facilities using information technology, its building cold chain logistics and distribution networks, and its other contributions to the local community, such as increasing employment opportunities. The government subsidies are generally classified as earmarked (such as research and development activities) or non-earmarked. The interest subsidies were earmarked to offset the Company’s interest expenses incurred in relation to the construction of its vegetable and fruit production facility. All subsidies were accounted for based on evidence that cash has been received and the earmarked activities have taken place. Subsidies earmarked for research and development activities were first offset against relevant research and development expenses incurred, and interest subsidies were offset against the relevant interest expense incurred. Non-earmarked subsidies are generally recognized as other income.

Government subsidies received by the Company during the three-month and nine-month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Deferred subsidies opening balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	—	—	—	—
Non-earmarked subsidies	—	—	—	—
Total	$—	$—	$—	$—

Subsidies received:
Interest subsidies	$—	$—	$—	$307,045
Earmarked subsidies	—	—	786,794	—
Non-earmarked subsidies	1,142,388	966,771	2,594,295	2,836,852
Total	$1,142,388	$966,771	$3,381089	$3,143,897

Subsidies recognized:
Interest subsidies	$—	$—	$—	$307,045
Earmarked subsidies	—	—	—	—
Non-earmarked subsidies	1,142,388	966,771	2,594,295	2,836,852
Total	$1,142,388	$966,771	$2,594,295	$3,143,897

Deferred subsidies year ending balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	—	—	786,794	—
Non-earmarked subsidies	—	—	—	—
Total	$—	$—	$786,794	$—

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

	Sales by Division (U.S. dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled pork	$247.7	$130.6	$629.6	$359.7
Frozen pork	93.0	67.4	271.6	176.0
Prepared pork products	52.4	38.6	136.7	111.7
Vegetables and Fruits	5.0	4.5	12.4	13.0
Total	$398.1	$241.1	$1,050.3	$660.4

Cost of Sales:
Pork products	$353.9	$210.2	$925.0	$572.1
Vegetables and fruits	$4.1	$3.6	$10.2	$10.8

Gross Profit Margin:
Pork products	10.0%	11.2%	10.9%	11.6%
Vegetables and fruits	18.0%	20.0%	17.7%	16.9%

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

Overview

We are principally engaged in the meat and food processing and distribution business in China.  Currently, we have 14 processing plants in China located in Henan, Jilin and Sichuan provinces and in the municipality of Tianjin.  Our current total production capacity for chilled pork and frozen pork is approximately 1,566 metric tons per average eight-hour day, or approximately 563,760 metric tons on an annual basis.  In addition, we have production capacity for prepared meats of approximately 350 metric tons per day, or approximately 126,000 metric tons on an annual basis, and for vegetables and fruits of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We also have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We use state-of-the-art equipment in all of our processing facilities.

We believe that recent Chinese government policy and the market’s growing demand for safer meat products will usher in a period of consolidation for the Chinese pork industry.  Government and consumers alike place food safety as one of their top priorities, and large-scale breeding farms and processing plants allow for better quality control and government supervision. In December 2009, the PRC Ministry of Commerce issued the Hog Slaughtering Industry Development Guidelines for 2010−2015. The guidelines state that the government will control the number of slaughterhouses in China and specifically that there should be less than four slaughterhouses in urban areas of municipalities and cities with a resident population of five million or more, and less than two slaughterhouses in urban areas of other cities at or above the prefecture level.

In June 2010, the China Meat Association (“CMA”) announced the China Meat Industry Development Strategy Report for 2011−2015(the “CMA Report”). In that report, CMA provided a development roadmap and targets for the meat industry for the coming five years:

➢	To decrease sales of room temperature pork to below 50% of total pork sales in cities at or above county level in China by 2015;

➢	To increase sales of chilled pork to around 30% of total pork sales in China by 2015;

➢	To decrease outstanding licenses for slaughterhouses from more than 21,000 to around 3,000 in China by 2015; and

➢	To build pork and pork product production bases in North China, Northeast China, East China and Southwest China.

These two reports indicates to us that there is an opportunity to consolidate and integrate the industry for companies with strong brand recognition in China's meat industry, high quality facilities and products, strict quality control systems and cold chain logistics capabilities.

Our growth strategy will include expanding our production capacity in certain strategic locations in response to the suggestions in the CMA Report. We plan to build new facilities for chilled and frozen pork, as well as new facilities for prepared pork products and cold chain logistic distribution centers. We may also explore opportunities to acquire companies with strong regional brand recognition that produce prepared pork products using high quality facilities. We expect that these new facilities, together with our existing ones, will help us to build “Zhongpin” into a stronger, national brand, increase our market share, revenues and net income and strengthen our ability to take advantage of consolidation opportunities in the meat industry in China.

In line with this growth strategy, we opened a new facility in Tianjin with a production capacity of approximately 36,000 metric for prepared pork products into operation in September 2011. This facility is the phase two of our Tianjin processing plant, which has a production capacity of approximately 100,000 metric tons for chilled and frozen pork.

We are investing approximately $18.0 million in a cold chain logistic distribution center in Anyang, Henan province. This distribution center will have a 27,000 square meters temperature adjustable warehouse, processing capacity, distribution center and quality control center. This distribution center will be used for third party cold chain logistic service. We expect to put this distribution center into operation in the third quarter of 2012.

We are investing approximately $87.5 million in a chilled and frozen food processing and distribution center in Kunshan, Jiangsu province, which is near Shanghai city. The whole center will be built in three phases. The first phase will include a processing center, cold chain logistics center and business complex. We plan to invest about $35.0 million on the first phase and put it into operation in the fourth quarter of 2012.

We are investing approximately $61.5 million in a slaughtering and processing plant, low temperature prepared pork plant, logistics center, and research and development center in the County of Nong'an in Changchun, Jilin province. This facility will have a production capacity of approximately 70,000 metric tons for chilled pork, 25,000 metric tons for frozen pork, and 30,000 metric tons for prepared pork products. Construction began in September 2010 and we expect to put the new facility for chilled and frozen pork into operation in the fourth quarter of 2011 and the new facility for prepared pork products into operation in the third quarter of 2012.

We are investing approximately $63.0 million in a production facility, warehouse and distribution center in Taizhou, Jiangsu province. This facility will have a production capacity of approximately 80,000 metric tons for chilled and frozen pork, including easy-to-cook products, 20,000 metric tons for frozen pork, and 30,000 metric tons for prepared pork products. The construction work began in October 2010 and we expect to put the new facility for chilled and frozen pork into operation in the fourth quarter of 2011 and the new facility for prepared pork products into operation in the third quarter of 2012.

We expect to invest approximately $58.5 million, excluding the cost of land use rights which we have already obtained, in a new production, research and development, and training complex in Changge, Henan province. When completed, we anticipate that this new facility will have a production capacity of approximately 100,000 metric tons for prepared pork products. Adjacent to this new production facility, we also plan to develop a center for research and development, training, as well as quality control. Construction for the first phase with a production capacity of approximately 50,000 metric tons for prepared pork products began in the first quarter of 2011 and is scheduled to be completed by the fourth quarter of 2011. We expect the second phase, which also has a production capacity of approximately 50,000 metric tons for prepared pork products, to be completed by the fourth quarter of 2012. We plan to open the research and development and training center by the fourth quarter of 2012.

We established a joint venture company, of which we own 65%,  with Henan Xinda Animal Husbandry Company Limited in June 2011. The joint venture company is financed by capital contributions and bank loans. All capital contributions to the joint venture company have been made to date. We expect the new company will provide 20,000 sire boars annually. We are currently building infrastructures for sire boars breeding and plan to start operation in first quarter of 2012.

Our products are sold under the “Zhongpin” brand name. As of September 30, 2011, our wholesale customers included 68 international and domestic fast food companies in China, 107 processing factories and 1,513 school cafeterias, hotels, factory canteens, army bases, and government departments. As of this date, we also sold directly to 3,419 retail outlets, including supermarkets, within China.

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

As of September 30, 2011, we had 7,226 employees, of whom 5,442 were operating personnel, 1,327 were sales personnel, 125 were research and development personnel and 332 were administrative personnel. We are not subject to any collective bargaining agreement and we believe that our relationship with our employees is good.

Critical Accounting Policies

Unless otherwise noted, all translations from RMB to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of September 30, 2011, which was RMB6.3549 to $1.00. We make no representation that the RMB amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On November 4 , 2011, the middle rate was RMB6.3165 to $1.00.

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

Revenue Recognition.  Revenues generated from the sale of various meat products and vegetables and fruits are recognized when these products are delivered to customers in accordance with previously-agreed-upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured.  Since the products sold by us are primarily perishable and frozen food products, the right of return is only valid for a few days.  Accordingly, no provision has been made for returnable goods.  Revenues presented on our consolidated income statements are net of sales taxes.

The pork market in China is highly fragmented and, in the markets in which we sell our products, no single supplier has a significant impact on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the regions in which we operate.

Accounts Receivable. During the normal course of business, our policy is to ask customers to make deposits in reasonable and meaningful amounts on a case-by-case basis.  For certain customers, we may extend unsecured credit.

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry, considering factors such as general economic conditions and industry-specific economic condition in China, historical customer performance, as well as anticipated customer performance. We maintain a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We also examine the credit terms of significant customers regularly and ask for more cash deposits if these customers appear to have any indicators of delaying their payments to us. Such deposits are usually applied towards the outstanding accounts receivable. With such a practice in place, we did not have any specific bad debt allowance provided against specific customers as of September 30, 2011.

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

Results of Operations

In 2011, we intend to continue to focus on the implementation of our strategic plan to sustain the growth we have experienced since becoming a U.S. public company in 2006. Over the next 12 months, we expect to continue to expand our distribution channel and develop new markets. Through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty. We also intend to further streamline our supply chain management to further improve and expand our unified, safe and efficient cold-chain logistics system. We also have invested in employee training and development to help sustain our rapid and healthy growth while maintaining a satisfactory profit margin.

Our purchasing cost of hogs and our selling price of pork both increased approximately 60% in the third quarter of 2011, compared to the same period last year, primarily because the supply of hogs was lower than the demand in the market, and inflation pushed up the cost to raise hogs. However, the demand for our products was still strong. We expect hog prices to remain stable in the fourth quarter 2011 and to increase moderately during the first quarter of 2012 due to the normal strong demand for pork during the Chinese New Year.

Comparison of Three Months Ended September 30, 2011 and 2010

Revenue. Total revenue increased from $241.1 million for the three months ended September 30, 2010 to $398.1 million for the three months ended September 30, 2011, which represented an increase of $157.0 million, or approximately 65%. The increase in revenues during the third quarter of 2011 was primarily due to higher pork selling prices due to an increase in material costs, increased sales volume in our meat and meat products divisions resulting from the effects of the continuing increases in the number of our retail channels, geographic expansion of our distribution network and processing facilities, and increased sales to chain restaurants, food service providers, and wholesalers and distributors in China. The following table presents our sales by product division for the three months ended September 30, 2011 and 2010.

	Sales by Division (unaudited)
	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	73,771	$247.7	$3,358	61,897	$130.6	$2,110
Frozen pork	33,045	93.0	2,814	38,431	67.4	1,754
Prepared pork products	21,600	52.4	2,426	19,052	38.6	2,026
Vegetables and Fruits	6,034	5.0	829	6,495	4.5	693
Total	134,450	$398.1	$2,961	125,875	$241.1	$1,915

In the third quarter of 2011, we increased our sales of chilled pork products by approximately $117.1 million over the amount of our sales for such products in the third quarter of 2010. As shown in the table above, our average price during the third quarter of 2011 was approximately $3,358 per metric ton for chilled pork, compared to $2,110 during the third quarter of 2010, representing an increase of 59%.  The number of metric tons of chilled pork sold during the third quarter of 2011 increased by 11,874, or 19% from the third quarter of 2010.  Our total revenue increased primarily due to the increase in the average selling price of our chilled products as a result of fluctuations in the market price of pork or pork-related products and changes of our product mix in this product sector. In addition, the total revenue increased due to increased sales to existing customers and increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In the third quarter of 2011, we increased our sales of frozen pork products by approximately $25.6 million over the amount of our sales of such products in the third quarter of 2010. Our average price during the third quarter of 2011 was approximately $2,814 per metric ton for frozen pork compared to $1,754 during the third quarter of 2010, an increase of 60%.  The number of metric tons of frozen pork sold during the third quarter of 2011 decreased by 5,386, or 14% from the third quarter of 2010. Our total revenue increased primarily due to the increase in the average price of pork in the third quarter of 2011 as a result of market fluctuations, increased sales to existing customers, and partly offset by a decrease in the sales volume of our products as we intentionally decreased the percentage share of our frozen pork products.

In the third quarter of 2011, we increased our sales of prepared pork products by approximately $13.8 million over the amount of our sales of such products in the third quarter of 2010. Our average price during the third quarter of 2011 was approximately $2,426 per metric ton for prepared pork products compared to $2,026 during the third quarter of 2010, an increase of 20%. The number of metric tons of prepared pork products sold during the third quarter of 2011 increased by 2,548, or 13% from the third quarter of 2010.  This product sector is becoming more important to our business as customers increasingly demand prepared pork products and are willing to pay higher prices for the convenience of such products. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacities for this division.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold for the third quarter of 2011 was partly attributable to our efforts to expand our distribution channels. The following table sets forth the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume (unaudited)
	September 30,		Net	Percentage
	2011	2010	Change	of Change

Showcase stores	164	154	10	6%
Branded stores	1,239	1,057	182	17%
Supermarket counters	2,016	2,074	(58)	(3)%
Total	3,419	3,285	134	4%

First-tier cities	29	29	—	0%
Second-tier cities	133	128	5	4%
Third-tier cities	429	415	14	3%
Total cities	591	572	19	3%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table shows our revenues by distribution channel for the third quarter of 2011 and 2010, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)
	Three months ended September 30,		Net	Percentage
	2011	2010	Change	of Change

Retail channels	$120.2	$92.1	$28.1	31%
Wholesalers and distributors	152.9	79.1	73.8	93%
Restaurants and food services	113.9	66.1	47.8	72%
Export	11.1	3.8	7.3	192%
Total	$398.1	$241.1	$157.0	65%

The increase in sales to different distribution channels was mainly due to the following factors:

•	we have built up our brand image and brand recognition through general advertising displays and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products;

•	we believe consumers are placing more weight on food safety considerations and are willing to pay higher prices for safe food products; and

•	pork prices began to increase in the middle of 2010 and reached its peak in the third quarter of 2011

During the three months ended September 30, 2011, revenues from export sales increased to $11.1 million, which represented an increase of $7.3 million, or approximately 192%, as compared to the three months ended September 30, 2010.

Cost of Sales. Our cost of sales increased from $213.8 million for the three months ended September 30, 2010 to $358.0 million for the three months ended September 30, 2011, which represented an increase of $144.2 million, or approximately 67%. Our cost of sales primarily includes our costs of raw materials, labor costs and overhead. Of our total cost of sales, our costs of raw materials typically account for approximately 95% to 97% of the total, our overhead typically accounts for 2% to 3.5% of the total and our labor costs typically account for 1.4% to 1.7% of the total, with slight fluctuation from period to period. The sole raw material for most of our meat products are live hogs. The raw materials for our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales in the three months ended September 30, 2011 was consistent with our increase in sales revenue during the same period.

	Cost of Sales by Division (unaudited)
	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	73,771	$223.6	$3,031	61,897	$117.0	$1,890
Frozen pork	33,045	86.4	2,615	38,431	62.0	1,613
Prepared pork products	21,600	43.9	2,032	19,052	31.2	1,638
Vegetables and Fruits	6,034	4.1	679	6,495	3.6	554
Total	134,450	$358.0	$2,663	125,875	$213.8	$1,699

Our gross profit margin (gross profit divided by sales revenue) decreased from 11.3% for the three months ended September 30, 2010 to 10.1% for the three months ended September 30, 2011.  The decrease in our gross margin during the third quarter of 2011 was primarily due to (i) competition in the market, (ii) the percentage increase in pork prices being less than the percentage increase in hog prices, which is the bulk of our cost of sales, and (iii) increased promotional activities to grow our market share.

General and Administrative Expenses. General and administrative expenses increased from $6.1 million for the three months ended September 30, 2010 to $7.4 million for the three months ended September 30, 2011, which represented an increase of $1.3 million, or approximately 21%.  As a percentage of revenues, general and administrative expenses decreased from 2.5% for the three months ended September 30, 2010 to 1.9% for the three months ended September 30, 2011.

The increase in general and administrative expenses during the three months ended September 30, 2011 was primarily the result of a $1.2 million increase in salary and welfare expenses due to the expansion of our business, which required us to hire more employees, and an increase in the average salary we paid to our employees.

Selling Expenses. Selling expenses increased from $5.4 million for the three months ended September 30, 2010 to $7.9 million for the three months ended September 30, 2011, which represented an increase of $2.5 million, or approximately 46%. The increase in selling expenses was primarily the result of our increased sales of pork and pork products, a $1.5 million increase in transportation cost, and a $0.7 million increase in salaries. As a percentage of revenues, selling expenses decreased from 2.2% for the three months ended September 30, 2010 to 2.0% for the three months ended September 30, 2011.

Interest Expense (net of interest income). Interest expense net of interest income increased from $2.4 million for the three months ended September 30, 2010 to $7.0 million for the three months ended September 30, 2011, which represented an increase of $4.6 million, or approximately 192%. The increase in interest expense was primarily the result of an increase of $26.7 million in long-term bank loans and an increase of $5.2 million in short-term bank loans, the fact that we cashed more bank notes before maturity in the third quarter of 2011 and an increase in interest rates by the central bank of China. This increase in interest expenses was partly offset by an increase in interest income due to increased bank deposits.

Other Income, Exchange Gain and Government Subsidies.  Other income, exchange gain and government subsidies decreased from $2.2 million for the three months ended September 30, 2010 to $1.4 million for the three months ended September 30, 2011, which represented a decrease of $0.8 million.

Income Taxes. The effective tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw vegetable and fruit products. The decrease of $0.1 million in the provision for income taxes for the three months ended September 30, 2011 over the three months ended September 30, 2010 resulted from the increased sales of prepared meat products and increased allocation of cost and expenses on the prepared pork sector.

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenue. Total revenue increased from $660.4 million for the nine months ended September 30, 2010 to $1,050.3 million for the nine months ended September 30, 2011, which represented an increase of $389.9 million, or approximately 59%. The increase in revenues during the first nine months of 2011 was primarily due to higher pork prices, increased sales volume of our meat and meat products due to our geographic expansion, the continuing increases in the number of our retail channels, and increased sales to chain restaurants, food service providers and wholesalers and distributors in China.  The following table presents certain information regarding our sales by product division for the nine months ended September 30, 2011 and 2010.

	Sales by Division (unaudited)
	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	222,329	$629.6	$2,832	197,515	$359.7	$1,821
Frozen pork	105,510	271.6	2,574	110,360	176.0	1,595
Prepared pork products	62,177	136.7	2,199	53,846	111.7	2,074
Vegetables and Fruits	13,631	12.4	910	15,787	13.0	823
Total	403,647	$1,050.3	$2,602	377,508	$660.4	$1,749

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

In the first nine months of 2011, we increased our sales of chilled pork products by approximately $269.9 million over the amount of our sales of such products in the first nine months of 2010. As shown in the table above, our average price during the first nine months of 2011 was approximately $2,832 per metric ton for chilled pork as compared to $1,821 during the first nine months of 2010, representing an increase of 56%.  The amount of chilled pork sold during the first nine months of 2011 increased by 24,814 metric tons, or 13% from the first nine months of 2010. Our total revenue increased due to the average price increase in the first nine months of 2011 as a result of market fluctuations, increased sales to existing customers, and increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In the first nine months of 2011, we increased our sales of frozen pork products by approximately $95.6 million over the amount of our sales of such products in the first nine months of 2010. Our average price during the first nine months of 2011 was approximately $2,574 per metric ton for frozen pork as compared to $1,595 during the first nine months of 2010, representing an increase of 61%.  The amount of frozen pork sold during the first nine months of 2011 decreased by 4,850 metric tons, or 4% from the first nine months of 2010.  This increase in total revenues for frozen pork products is mainly due to the rise in the average pork prices of pork in the first nine months of 2011 as a result of market fluctuations.

In the first nine months of 2011, we increased our sales of prepared pork products by approximately $25.0 million over the amount of our sales of such products in the first nine months of 2010. Our average price during the first nine months of 2011 was approximately $2,199 per metric ton for prepared pork products as compared to $2,074 during the first nine months of 2010, an increase of 6%. The amount of prepared pork products sold during the first nine months of 2011 increased by 8,331 metric tons, or 15% from the first nine months of 2010.  The average selling price of this product division increased only 6% compared to a 56% increase from the chilled pork division and a 61% increase from the frozen pork division, due mainly to the change in our product mix and increasing competition in the market.. This product division, however, is becoming more important to our business as customers increasingly demand prepared pork products and are willing to pay higher average prices for the convenience of such products. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacities for this division. Additionally, in the first nine months of 2011, we sold more pork oil products than we did in the first nine months of 2010 because we put our pork oil facility into operation in April 2010. The average selling price of pork oil products is lower than that of prepared pork products.

The following table shows our revenues by distribution channel for the first nine months of 2011 and 2010, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)
	Nine Months Ended September 30,		Net Change	Percentage of Change
	2011	2010

Retail channels	$349.6	$262.3	$87.3	33%
Wholesalers and distributors	377.5	208.9	168.6	81%
Restaurants and food services	302.5	182.3	120.2	66%
Export	20.7	6.9	13.8	200%
Total	$1,050.3	$660.4	$389.9	59%

The increase in sales to different distribution channels was mainly due to the following factors:

•	we have built up our brand image and brand recognition through general advertising display promotions and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products;

•	we believe consumers are placing more weight on food safety considerations and are willing to pay higher prices for safe food products; and

•	pork prices began to increase in the middle of 2010 and reached a peak in the third quarter of 2011

During the nine months ended September 30, 2011, revenues from export sales increased to $20.7 million, which represented an increase of $13.8 million, or approximately 200%, as compared with the nine months ended September 30, 2010.

Cost of Sales. Our cost of sales increased from $582.9 million for the nine months ended September 30, 2010 to $935.2 million for the nine months ended September 30, 2011, which represented an increase of $352.3 million, or approximately 60%. Our cost of sales primarily includes our costs of raw materials, labor costs and overhead. Of our total cost of sales, our costs of raw materials typically account for approximately 95% to 97% of the total, our overhead typically accounts for 2% to 3.5% of the total and our labor costs typically account for 1.4% to 1.7% of the total, with slight fluctuations from period to period. The sole raw material for most of our meat products are live hogs. The raw materials for our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales for the nine months ended September 30, 2011 was consistent with our increase in sales revenue during the same period.

	Cost of Sales by Division (unaudited)
	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	222,329	$563.4	$2,534	197,515	$320.3	$1,622
Frozen pork	105,510	252.3	2,391	110,360	162.2	1,470
Prepared pork products	62,177	109.3	1,758	53,846	89.6	1,664
Vegetables and Fruits	13,631	10.2	748	15,787	10.8	684
Total	403,647	$935.2	$2,317	377,508	$582.9	$1,544

Our gross profit margin (gross profit divided by sales revenue) decreased from 11.7% for the nine months ended September 30, 2010 to 11.0% for the nine months ended September 30, 2011. The decrease in our gross margin during the first nine months of 2011 was primarily due to (i) competition in the market, (ii) the rise in pork prices being less than the increase in hog prices, which is the bulk of our cost of sales, and (iii) increased promotional activities to grow our market share. As a result, our gross profit margin for the nine months ended September 30, 2011 was lower than the level we would expect to achieve once we fully integrate our new production facilities and expand into new regional markets for our products. We intend to adjust our production levels, product mix and our sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses increased from $17.8 million for the nine months ended September 30, 2010 to $20.9 million for the nine months ended September 30, 2011, which represented an increase of $3.1 million, or approximately 17%.   As a percentage of revenues, general and administrative expenses decreased from 2.7% for the nine months ended September 30, 2010 to 2.0% for the nine months ended September 30, 2011.

The increase in general and administrative expenses during the nine months ended September 30, 2011 was primarily the result of a $1.7 million increase in salary expense due to the expansion of our business, which required us to hire more employees. Also the increase was the result of a $0.7 million increase in depreciation and amortization, a $0.6 million increase in insurance expenses. These increases were partly offset by a $0.6 million decrease in consulting fee, a $0.6 million decrease in training expenses and a $0.5 million decrease in stock compensation expenses.

Selling Expenses. Selling expenses increased from $14.4 million for the nine months ended September 30, 2010 to $22.6 million for the nine months ended September 30, 2011, which represented an increase of $8.2 million, or approximately 57%. The increase in selling expenses was primarily due to the increase in sales of pork and pork products and was primarily due to a $0.2 million increase in advertising and promotional fees, a $2.2 million increase in salaries and a $3.6 million increase in transportation fees. As a percentage of revenues, selling expenses remained steady at 2.2% for the nine months ended September 30, 2010 and 2011.

Interest Expense (net of interest income). Interest expense net of interest income increased from $5.7 million for the nine months ended September 30, 2010 to $15.8 million for the nine months ended September 30, 2011, which represented an increase of $10.1 million, or approximately 177%. The increase in interest expense was primarily the result of an increase of a $26.7 million in long-term bank loans and an increase of $5.2 million in short-term bank loans, the fact that we cashed more bank notes before maturity in the third quarter of 2011 and an increase in interest rates by the central bank of China. This increase was partly offset by an increase in interest income due to increased bank deposits.

Other Income, Exchange Gain and Government Subsidies. Other income, exchange gain and government subsidies decreased from $4.7 million for the nine months ended September 30, 2010 to $2.8 million for the nine months ended September 30, 2011, which represented a decrease of $1.9 million. This decrease was primarily the result of a decrease of $1.5 million in other income, which is tax returns we enjoyed in the nine months ended September 30, 2010 due to the government policy changes.

Income Taxes. The effective tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw vegetable and fruit products. The increase of $0.6 million in the provision for income taxes for the nine months ended September 30, 2011 over the nine months ended September 30, 2010 resulted from the increased sales of prepared meat products.

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

The following tables show our sales volume and the production volume in metric tons by product division for the three-month and nine-month periods ended September 30, 2011 and 2010.

	Sales by Division (in metric tons)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	73,771	61,897	222,329	197,515
Frozen pork	33,045	38,431	105,510	110,360
Prepared pork products	21,600	19,052	62,177	53,846
Vegetable and Fruits	6,034	6,495	13,631	15,787
Total	134,450	125,875	403,647	377,508

	Production by Division (in metric tons)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	74,227	61,835	223,409	197,252
Frozen pork	35,154	37,071	106,854	122,864
Prepared pork products	21,845	19,793	63,910	54,167
Vegetable and Fruits	6,290	6,229	12,665	14,803
Total	137,516	124,928	406,838	389,086

Additional Operating Data

In assessing our existing operations and planning the future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in China in which we offered and sold our products at September 30, 2011 and December 31, 2010, 2009 and 2008.

		December 31,
	September 30, 2011	2010	2009	2008

Number of products	441	429	392	314
Number of retail stores	3,419	3,326	3,205	3,061
Expansion of Market Coverage
Number of provinces	24	24	24	24
Number of first-tier cities	29	29	29	29
Number of second-tier cities	133	130	120	106
Number of third-tier cities	429	421	383	324

Liquidity and Capital Resources and Capital Commitment

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $116.6 million and $84.2 million, respectively. As of September 30, 2011, we had working capital of approximately $46.5 million.

We have established and implemented corporate policies to manage our cash flows generated by our operating activities. We have established strict credit policies to manage the credit we give to our customers, giving different credit terms to different types of customers in different sales channels. These credit terms are subject to negotiation upon request by our customers, but any adjustment must be approved by designated management. In general, we ask for credit terms from our suppliers and pay for the hogs that we purchase within one week after the hogs pass our health and quality examinations.

For the nine months ended September 30, 2011, net cash provided by operating activities was $60.3 million, which represented an increase of $39.7 million as compared to the net cash provided by operating activities of $20.6 million for the same period in 2010.  The increase was primarily due to a $22.4 million increase in cash flow from operating assets and liabilities, a $14.2 million increase in net income and a $3.0 million increase in non-cash items.  Of the non-cash items, depreciation and amortization accounted for $3.1 million of change due to the fact that more plants, equipment and machinery were put into use.

Cash flow from changes in operating assets and liabilities increased approximately $22.4 million, as compared to the negative cash flow of $32.6 million from changes in operating assets and liabilities for the same period of the prior year. Of the $22.4 million increase, $4.3 million was attributable to the change of cash flow from accounts receivable due to the fact that the volume of sales in the nine months ended September 30, 2011 was significantly higher compared to the same period of the prior year, and $4.1 million was attributable to the change on allowance receivable. The central government granted us this amount of allowance because we helped the government in building government reserves last year. We expected to receive this allowance when the government finishes certain procedures during the fourth quarter of this year. Also a $30.6 million increase was attributable to the change of accounts payables and a $7.5 million increase was attributable to the deposit from customers. These increases were partly offset by a $15.2 million decrease from purchase deposit, which is because we paid for machineries  and projects for new capacity expansions and .we were developing new suppliers globally for pork and pork by-products.

Net cash used in investing activities was $159.0 million for the nine months ended September 30, 2011, which represented an increase of $63.0 million as compared to the net cash of $95.9 million used in investing activities for the same period of the prior year. Compared to the nine months ended September 30, 2010, we spent $14.2 million more on restricted cash so that we can issue bank notes and use these notes to pay to suppliers, $6.7 million less on land use rights, and $61.5 million more on construction in progress due to several expansion projects we are building and will be put into operation in coming months,

Net cash provided by financing activities was $126.0 million during the nine months ended September 30, 2011, an increase of $58.5 million compared to the net cash provided by financing activities of $67.5 million for the same period of the prior year.  We received $66.4 million more in net proceeds from issuing new shares of common stock and $37.0 million more in net proceeds from bank notes. The increase was partly offset by received $25.1 million less proceeds from long-term bank loans, $3.5 million less in repayment of long-term loans, and $15.8 million more on repurchase shares of common stock during the first nine months of 2011 compared to the same period of 2010.

As of September 30, 2011, Henan Zhongpin had short-term and long-term bank and governmental loans in the aggregate amount of $219.1 million with interest rates ranging from 5.00% to 7.54% per annum, as shown below.

Capital Commitment

Stock Repurchase Program. In July 2011, the Board of Directors authorized a Stock Repurchase Program to repurchase up to $10 million of our common stock from July 2011 through July 2012. In August 2011, the dollar amount approved under the Stock Repurchase Program was raised to $40 million and the expiration date was extended to August 2012. As of September 30, 2011, we have repurchased 1,822,438 shares at an aggregate cost of $15.8 million.

Capital Expenditure. See Note 6 of Notes to Consolidated Financial Statements included in “Part I – Item 1 – Financial Statements” for description of ongoing construction projects and estimated cost to complete.

Bank	Amount Borrowed	Interest Rate	Maturity Date

Short-term Loans

China Everbright Bank	7,867,944	5.56%	11/11/2011

China Construction Bank	7,867,944	6.10%	01/21/2012
	6,294,356	5.00%	11/11/2011

Agriculture Development Bank of China	1,959,721	6.31%	12/23/2011
	2,548,848	6.56%	07/03/2012

Guangdong Development Bank	3,147,178	7.54%	09/15/2012

Bank of Shanghai	3,933,972	7.22%	09/28/2012

China Minsheng Bank	2,203,024	6.89%	01/26/2012
	2,517,742	6.89%	03/16/2012
	4,720,767	7.22%	08/25/2012
	1,573,589	7.22%	07/12/2012
	2,360,383	7.22%	07/28/2012

China Merchants Bank	1,573,589	7.32%	03/29/2012
	4,720,767	6.56%	12/13/2011
	2,360,383	7.22%	07/28/2012
	2,360,383	7.22%	07/28/2012
	2,360,383	7.22%	07/28/2012
	4,720,767	7.32%	02/24/2012

China CITIC Bank	3,933,972	7.02%	08/09/2012

Xuchang Commercial Bank	3,147,178	6.56%	06/12/2012

Rabobank Nederland	7,867,944	6.10%	12/28/2011

Zhongyuan Trust Co., Ltd.	25,177,423	7.10%	03/29/2012

City Finance –short-term	31,472	0.00%	Extendable
Total	$105,249,729

Long-term Loan-Current portion

Canadian Government Transfer Loan	145,670	6.02%	11/15/2011
Agriculture Bank of China	157,359	6.90%	10/27/2011
	1,258,871	6.90%	12/27/2012
	1,573,589	6.90%	06/27/2012
	7,867,945	6.90%	06/30/2012
Total	$11,003,434

Long-term Loans

China Construction Bank	6,294,356	5.99%	06/29/2013
	3,147,178	6.32%	03/01/2013
	4,720,767	6.32%	06/23/2013

Agriculture Bank of China	3,147,178	6.90%	12/27/2012
	11,172,481	6.65%	2/3/2013
	1,573,589	6.90%	5/27/2013
	11,015,122	6.90%	6/30/2013
	3,933,972	6.65%	12/9/2013
	3,147,178	6.90%	12/27/2013
	11,015,122	6.90%	6/27/2014
	12,588,711	6.90%	6/30/2014
	7,081,150	6.90%	12/27/2014
	6,294,356	6.90%	6/30/2015

China Merchants Bank	3,147,178	6.90%	11/26/2012
	4,720,767	6.90%	11/26/2013
	7,081,150	6.90%	11/26/2014

Changge Old Town	1,605,819	7.00%	Extendable

Canadian Government Transfer Loan	72,833	*	11/15/2012
	1,052,087	*	11/15/2041

Total	$102,810,994

*  22% of the principal amount of this loan bears interest at the rate of 6.02% per annum and the remaining principal amount of this loan is interest free.  All repayments are applied first to the interest-bearing portion of this loan.

Of our outstanding short-term loans as of September 30, 2011, $60.0 million aggregate principal amount of loans was guaranteed by our subsidiaries in China and $10.8 million aggregate principal amount of loans was guaranteed by Henan Huanghe Enterprises Group Co., Ltd., a group corporation that is not affiliated with our company or with any of our subsidiaries.

In June 2011, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.32% per annum on September 30, 2011 and adjustable on the anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March and June 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In December 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($3.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on September 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on December 10, 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on September 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2014.  Borrowings under the loan agreement are guaranteed by the Company’s wholly owned subsidiary, Yongcheng Zhongpin Food Company Limited.

In July 2010, Tianjin Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($47.2 million). Tianjin Zhongpin drew down RMB 50 million ($7.9 million) in July 2010, RMB 80 million ($12.6 million) in November 2010 and RMB 110 million ($17.3 million) in May 2011. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on September 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2012, 2013, 2014 and 2015.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Tianjin Zhongpin.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.99% per annum on September 30, 2011 and adjustable on the anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 29, 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In April 2010, in connection with the purchase of a piece of land from Changge Old Town,  Changge Old Town extended a loan to Henan Zhongpin with a principal amount of RMB 10.2 million ($1.6 million) and bearing interest at the rate of 7.00% per annum payable on September 30, 2010 and each anniversary thereafter. Such loan does not have a fixed term and the principal amount of the loan should be repaid by Henan Zhongpin upon six months prior written notice from Changge Old Town.

In March 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($8.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on September 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In February 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($11.2 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on September 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($11.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on September 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between October 2011 and December 2014.  Borrowings under the loan agreement are secured by the land use rights, property and plant of Luoyang Zhongpin.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($14.9 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on September 30, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2014.  Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

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

We believe our existing cash and cash equivalents, together with our ability to secure bank borrowings, will be sufficient to finance our investment in new facilities, with budgeted capital expenditures of approximately $157.4 million over the next 12 months, and to satisfy our working capital needs. We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders as we have done in the past.

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

Inflation and Seasonality

While demand for our products in general is relatively high before the Chinese New Year in January or February each year and lower thereafter, we do not believe our operations have been materially affected by seasonality. In addition, certain components of our operations, such as revenue and cost of sales, have partially increased due to inflation; however, we do not believe that our overall results of operations have been materially affected by inflation.

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

Interest Rate Risk. We are exposed to interest rate risk through our short-term and long-term loans. We have $105.2 million short-term bank loans and $113.8 million long-term bank loans outstanding as of September 30, 2011, and we have not used any derivative financial instruments or engaged in any interest rate hedging activities to manage our interest rate risk exposure. Our future interest expense on short-term or long-term bank loans may increase or decrease due to changes in market interest rates. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of bank loans relative to other sources of funds.

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

Part II – Other Information

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

During the nine months ended September 30, 2011, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities.

	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (2)
July 1, 2011 — July 31, 2011	—		—	—	—
August 1, 2011 — August 31, 2011	1,069,986		$8.5198	1,069,986	$30,883,918
September 1, 2011 — September 30, 2011	752,452		$8.8793	752,452	$24,202,648
Total	1,822,438	(1)	$8.6683	1,822,438	$24,202,648

(1) All, or 1,822,438 repurchased shares, were made in open-market transactions.

(2) In July 2011, we announced that the Board of Directors had authorized a Stock Repurchase Program to repurchase up to $10 million of our common stock from July 2011 through July 2012.  In August 2011, the dollar amount approved under the Stock Repurchase Program was raised to $40 million and the expiration date was extended to August 2012.

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

Date: November 9, 2011	Zhongpin Inc.
(Company)

	By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

	By:	/s/ Feng Wang
Feng Wang
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

31.1*	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith