Form 10-K
period 2011-12-31
ZHONGPIN INC.
filed 2012-03-15
CIK 1277092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

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

Yes   ☐   No ☒

On March 12, 2012, there were 37,523,064 shares of the registrant’s common stock outstanding.

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market was approximately $340.9 million as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding common stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2012 annual meeting of shareholders, which the registrant expects to file with the Securities and Exchange Commission within 120 days after December 31, 2011, are incorporated by reference into Part III of this report.

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

PART I

In this Annual Report on Form 10-K, we will refer to Zhongpin Inc., a Delaware corporation, as “our company,” “we,” “us” and “our.”

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of December 31, 2011, which was RMB6.3009 to $1.00. We make no representation that the Renminbi amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On March 12, 2012, the middle rate was RMB6.3282 to $1.00.

Item 1. – Business

Overview

We are principally engaged in the meat and food processing and distribution business in the People’s Republic of China, (the “PRC” or “China”). We are developing what we believe is a nationally recognized brand of high-quality, fresh-tasting, healthy and nutritious meat and food products targeting China’s middle class. As of December 31, 2011, our product line included over 410 unique meat products, including chilled pork, frozen pork and prepared meats, and over 25 vegetable and fruit products. We sell these products on both a wholesale basis to 122 fast food companies in China, 136 processing factories and other purchasers, and on a retail basis through an exclusive network of showcase stores, branded stores and supermarket counters. We currently have 15 processing plants in China, located in Henan, Jiangsu, Jilin and Sichuan provinces and in the municipality of Tianjin. Our total production capacity for chilled pork and frozen pork is approximately 2,024.3 metric tons per eight-hour day, or approximately 728,760 metric tons on an annual basis. In addition, we have production capacity for prepared meats of approximately 350 metric tons per eight-hour day, or approximately 126,000 metric tons on an annual basis, and for vegetables and fruits of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We also have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We use state-of-the-art equipment in all of our processing facilities and sell all of our products under our “Zhongpin” brand name.

As of December 31, 2011, our wholesale customers included 122 international and domestic fast food companies in China, 136 processing factories and 1,423 school cafeterias, factory canteens, hotels, army bases, hospitals and government departments. As of such date, we also sold directly to 3,428 retail outlets, including supermarkets, within China.

We have an advanced logistics system that integrates transportation, warehouse management, and inventory control systems as well as marketing and manufacturing. As of December 31, 2011, we used over 800 temperature-controlled trucks to serve our operations and our temperature adjustable warehouse capacity is approximately 770,000 cubic meters. To differentiate our company from other food processing companies, we believe that we have also successfully implemented a unique retail strategy that emphasizes the establishment of a network of showcase stores, branded stores and supermarket counters that are exclusive retailers of our product lines. As of December 31, 2011, we had a total of 162 showcase stores, 1,310 branded stores and 1,956 supermarket counter locations.

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

We believe that the following competitive strengths enable us to compete effectively in China’s meat products market:

•	The “Zhongpin” brand name is well recognized throughout our target markets in China;

•	We have multi-tiered retail channels which service a diverse customer base;

•	We have established an extensive distribution network supported by our strong cold chain logistics capabilities;

•	We maintain strong production capabilities backed by sophisticated research and development and an advanced quality assurance system; and

•	We have an experienced management team.

Development of Business

We are a holding company and conduct substantially all of our production, marketing, finance, research and development, and administrative activities through our indirect subsidiaries located in China. We were incorporated in the State of Delaware under the name "Strong Technical, Inc." on February 4, 2003. Prior to March 30, 2005, we had been engaged in the business of supplying skilled workers and engineering professionals (engineers, designers and draftspersons) to businesses on a temporary basis. From March 30, 2005 to January 30, 2006, we did not generate any significant revenue and we accumulated no significant assets as we explored business opportunities as a publicly held "shell" corporation. We entered into our current line of business in January 2006 by acquiring Falcon Link Investment Limited, a holding company formed in the British Virgin Islands ("Falcon Link"), and its operating subsidiaries located in China, including Henan Zhongpin Food Share Co., Ltd. ("Henan Zhongpin").

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

To raise equity capital from investors outside of China, the six individual shareholders of Henan Zhongpin established Henan Zhongpin Food Co., Ltd. ("HZFC") in May 2005 to hold their equity interest in Henan Zhongpin, and in July 2005, formed Falcon Link to hold their equity interest in HZFC. As Falcon Link is a company registered overseas, as a result of its acquisition of HZFC, HZFC became a wholly owned foreign enterprise under the laws of China.

On January 30, 2006, we acquired all of the outstanding shares of Falcon Link in exchange for the issuance by us of an aggregate of 11,250,005 restricted shares of our common stock to the shareholders of Falcon Link. In connection with such share exchange, all of our officers and directors at that time resigned as officers and directors of our company, and new directors and executive officers were appointed. As a result of our share exchange with Falcon Link, which is commonly referred to as a "reverse acquisition," Falcon Link became our wholly owned subsidiary and we changed our corporate name to Zhongpin Inc.

Our corporate organizational chart as of December 31, 2011 is shown below.

(1)	Under the laws of China applicable at that time, Henan Zhongpin was required to have at least five individual shareholders to use the word “share” in its corporate name. In connection with the transfer of a majority of their shares of Henan Zhongpin to HZFC in May 2005, each of the six individual shareholders of Henan Zhongpin (Xianfu Zhu (currently 0.85% interest in Henan Zhongpin), Baoke Ben (currently 0.09% interest in Henan Zhongpin), Shuichi Si (currently 0.06% interest in Henan Zhongpin), Qinghe Wang (currently 0.06% interest in Henan Zhongpin), Chaoyang Liu (currently 0.07% interest in Henan Zhongpin) and Juanjuan Wang (currently 0.06% interest in Henan Zhongpin)) entered into an agreement with HZFC, the controlling shareholder of Henan Zhongpin, pursuant to which such individual shareholders irrevocably assigned to HZFC the right to vote and all of the economic benefits to which he is or may be entitled as a shareholder of Henan Zhongpin. As a result of such agreements, HZFC, which is a wholly owned indirect subsidiary of our company, is entitled to 100% of any cash dividends declared and paid by Henan Zhongpin and to vote all outstanding shares of capital stock of Henan Zhongpin in any action by the shareholders of Henan Zhongpin.

Industry Overview

The Meat Industry in China. According to preliminary data contained in an October 2010 report of the United States Department of Agriculture, in 2010, the market for pork in China was the largest in the world, accounting for approximately 49% of global production and consumption. In value terms, China's overall meat industry is the second largest sector in the country's entire retail food market. Historically, the vast majority of meat sales in China have taken place in free wet markets, most of which are found in open-air markets or on streets. These markets provide a venue through which customers can buy live poultry or freshly slaughtered meat produce directly from local farmers. However, with the increase of living and hygiene standards, PRC governmental agencies have encouraged the replacement of open air markets with supermarkets and convenience stores and, consequently, the market share of open air markets has declined. In 2010, the China Meat Association, or CMA, put forth the China Meat Industry Development Strategy Report for 2011-2015, which targets a decrease in sales of room temperature pork to below 50% of total pork sales in cities at or above the county level by 2015. We believe this trend will favorably affect our chilled and frozen pork wholesale business and will result in additional customers for the network of showcase stores, branded stores and supermarket counters that retail our products on an exclusive basis.

The meat industry in China is characterized by fragmentation, sanitation and hygiene issues, as well as social demographic trends. The meat industry is highly fragmented, and supply is extremely localized with limited distribution capability. China's large size and under-developed transport infrastructure have made it difficult to create national or even regional level brands in the industry.

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

As consumer lifestyles in China's cities have become busier, people are finding that they have less time to prepare meals at home from fresh products alone. We believe that this has created a market for more convenient foods, such as partly cooked meats, processed meats and ready-to-eat meals containing meat.

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

Increase our brand recognition.  We believe we can best achieve sustainable growth through a recognizable brand name.  We are focused on building a leading, nationally known brand name in China’s food processing industry.  To that end, we intend to continue to invest heavily in building our “Zhongpin” brand as a symbol of health, nutrition, freshness and quality.  We plan to build our brand by implementing a comprehensive brand awareness program that will focus on advertising and promotion, pricing strategies, distribution channels and packaging design and functionality.  In addition, in order to differentiate the quality of our products from those of our competitors and to help foster strong brand recognition with consumers, we have established and implemented a network of specialty grocery stores, branded stores and exclusive supermarket counters to showcase our meat, vegetable and fruit products.  As of December 31, 2011, we had 162 showcase stores, 1,310 branded stores and 1,956 “Zhongpin” supermarket counters. We believe our retail stores will create additional brand awareness that will benefit our wholesale customers and showcase all of our products in a manner that will provide consumers with an enhanced appreciation of the scope of our offerings.

Expand our market presence and strengthen our leading logistics capabilities.  We regard our logistics capabilities as a key to our growth strategy and believe our comprehensive plan for logistics management, which includes the integration and coordination of our transportation and warehouses, warehouse management, inventory and transportation control systems, together with the integration of our marketing and manufacturing efforts, will enable us to accelerate our growth by expanding our operations across China.  As of December 31, 2011, we operated sales offices in 132 cities in China and had warehouses in 89 of those cities, including Shanghai, Beijing, Guangzhou, Zhengzhou, Wuhan and Xi’an.  We plan to expand our network of sales offices and warehouses into up to 8 additional cities in China by the end of 2012 and are targeting cities with more than one million and less than three million residents, annual per capita income exceeding RMB10,000 ($1,587), sufficient infrastructure, including transportation and telecommunications, and a favorable commercial environment.

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

Expand and optimize our product lines.  As of December 31, 2011, our product lines included over 410 types of pork products and over 25 different categories of vegetables and fresh fruits. In 2000, we established a research and development center to help us develop new processing technologies and food products. We also engage unaffiliated scientists and experts as our outside technical consultants in the development of new processes and products. Furthermore, our strategic planning and marketing departments conduct market studies that seek to identify developing trends in the meat and fresh foods industries and evaluate the ever-changing consumption patterns of consumers in China. Leveraging the information from these market studies, we intend to strengthen our market position and accelerate our growth by introducing new lines of low temperature meat products, with a view to maintaining customer interest and creating new demand. We also believe the introduction of new products will broaden our product range and make it more difficult for new competitors to enter the market or to attain significant market share. As of December 31, 2011, we had over 90 new products under development.

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

Prepared Meats. We also produce a line of prepared meats, such as sausages, hams and Chinese cured hams that includes more than 190 items that are marketed under our “Zhongpin” brand.

Live hogs and raw pork are the principal raw materials used in our production. See “Item 1A. Risk Factors - Risks Relating to Our Business - If there are any interruptions to or a decline in the amount or quality of our live hogs, raw pork or other major raw material supply, our production or sales could be materially and adversely affected.”

Our Vegetable and Fruit Products. We contract with more than 100 farms in Henan province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes. We have contracted with farms close in proximity to our operations to ensure freshness from harvest to processing. The farms are relatively small, ranging in size from less than 25 acres to 123.5 acres (10-50 hectares), with the largest being approximately 1,358.5 acres (550 hectares). We contract to grow more than 25 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans, strawberries and capsicum. In recent years, we have worked closely with the Henan Academy of Agricultural Sciences in China to improve the yield and quality of crops.

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

Manufacturing and Production

For each of the years ended December 31, 2011, 2010 and 2009 substantially all of our assets, including all of our material assets, were located in China.

As of March 1, 2012, we owned and operated nine slaughterhouses, including one in each of Changge City, Zhumadian City Anyang City, Luoyang City and Yongcheng City in Henan province, one in Tianjin Municipality, one in Deyang City, Sichuan province, one in Changchun City, Jilin province, and one in Taizhou city, Jiangsu province to carry out the business of slaughtering hogs and the production and sale of chilled and frozen pork products. Our current total production capacity for chilled pork and frozen pork is approximately 2,024.3 metric tons per eight-hour day, or approximately 728,760 metric tons on an annual basis. As of such date, we owned three facilities in Changge City, Henan province, and one in Tianjin Municipality, for prepared pork products. We have production capacity for prepared pork products of 350 metric tons per eight-hour day, or approximately 126,000 metric tons on an annual basis. We also have production capacity for vegetables and fruits of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We also have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We use state-of-the-art equipment in all of our slaughterhouses and processing facilities.

We believe we must continue to expand our production capacity to seize additional market share. As a result, we put into operation, are currently constructing, or plan to construct, the following additional production facilities to expand our production capacity:

•	We put a new facility in Tianjin with a production capacity of approximately 36,000 metric tons for prepared pork products into operation in September 2011. This facility is phase two of our Tianjin processing plant, which has a production capacity of approximately 100,000 metric tons for chilled and frozen pork.

•	We put a new facility in Nong’an county, Changchun, Jilin province of China with a production capacity of approximately 70,000 metric tons for chilled pork and 25,000 metric tons for frozen pork into operation in December 2011.

•	We put a new facility in Taizhou, Jiangsu province of China with a production capacity of approximately 80,000 metric tons for chilled pork, including easy-to-cook products and 20,000 metric tons for frozen pork into operation in December 2011.

•	We are investing approximately $18.0 million in a cold chain logistic distribution center in Anyang, Henan province. This distribution center will have a 27,000 square meters temperature adjustable warehouse, processing capacity, distribution center and quality control center. This distribution center will be used for third party cold chain logistic service. We expect to put this distribution center into operation in the third quarter of 2012.

•	We are investing approximately $87.5 million in a chilled and frozen food processing and distribution center in Kunshan, Jiangsu province, which is near Shanghai city. The whole center will be built in three phases. The first phase will include a processing center, cold chain logistics center and business complex. We plan to invest about $35.0 million on the first phase and put it into operation in the fourth quarter of 2012.

•	We are investing approximately $58.5 million to build a new production, research and development, and training complex in Changge, Henan province excluding the cost of land use rights that we have already obtained. When completed, we anticipate that this new facility will have a production capacity of approximately 100,000 metric tons for prepared pork products. Adjacent to this new production facility, we also plan to develop a center for research and development, training, as well as quality control. Construction for the first phase with a production capacity of approximately 50,000 metric tons for prepared pork products started in the second quarter of 2011 and is scheduled to be completed by the second quarter of 2012.

•	We will be investing approximately $49.0 million to build a slaughtering and processing plant, low temperature prepared pork plant and logistics center in Tangshan, Hebei province of China. This facility will have a production capacity of approximately 60,000 metric tons for chilled pork, 20,000 metric tons for frozen pork, and 22,000 metric tons for prepared pork products. The construction is scheduled to start in the second quarter of 2012. We expect to put the new facility for chilled and frozen pork into operation in the first quarter of 2013.

•	We will be investing approximately $10.5 million in a by-product processing plant in Changge, Henan province. This facility will have a production capacity for 100 million meters of casings and 300 billion units of raw material to make heparin sodium. The construction is scheduled to start in late first quarter of 2012. We expect to put the new facility into operation in the fourth quarter of 2012.

•	We established a joint venture company, of which we own 65%, with Henan Xinda Animal Husbandry Company Limited in June 2011. The joint venture company is financed by capital contributions and bank loans. All capital contributions to the joint venture company have been made to date. We expect the new company will provide 20,000 sire boars annually. We are currently building infrastructures for sire boars breeding and plan to start operation in the second quarter of 2012.

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

Production of Chilled and Frozen Pork Products. Our veterinarians ensure that only healthy hogs are slaughtered at our slaughterhouses. We maintain all required licenses and certificates from central and local government authorities with regard to our pork production business. In May 2002, we were awarded ISO 9001 certification that covers our production, research and development and sales activities. The ISO 9001 certification indicates that our slaughterhouses and pork production operations comply with international standards of quality assurance established by the International Organization of Standardization. All of our production lines have also passed HACCP (Hazard Analysis and Critical Control Point) under GMP (Good Manufacturing Practice) and SSOP (Sanitation Standard Operating Procedure in China).

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

As of December 31, 2011, a total of 317 employees worked in our quality assurance program, of which 91 were quality control engineers and 226 were staff. The quality control laboratory meets and exceeds all standards set by the authorities and relevant agencies in China.

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

Sales, Marketing and Distribution

Our key customers are principally wholesalers, restaurants, supermarkets, large retailers and food services, such as food processing factories, school cafeterias and canteens, in China. For the years ended December 31, 2011, 2010 and 2009, no customer accounted for 10% or more of our consolidated revenues. No material amount of our business is dependent on government contracts.

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

As of December 31, 2011, we had sales offices in 132 cities in China, extending from Henan province, in which our headquarters is located, to South, East, North and Mid-South regions of China, and had warehouses in 89 of such cities. We plan to further expand our network of sales offices and warehouses to 8 other cities in China by the end of 2012 in order to meet consumer demand.

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

In addition, our sales teams travel and market pork products, vegetables and fruits to potential customers in Europe, Hong Kong as well as other selected countries and regions in Asia. During the years ended December 31, 2011, 2010 and 2009, we exported approximately 19,566 metric tons, 6,079 metric tons and 3,692 metric tons, respectively, of pork products, and 519 metric tons, 662 metric tons and 843 metric tons, respectively, of vegetables and fruits.

The following table shows for the three years ended December 31, 2011 the amount and percentage of our revenues derived from our sales of products to customers located in China and other countries based on the locations to which our products were shipped. All of our long-lived assets are located in China.

	Years Ended December 31,
	2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(U.S. dollars in millions)

The People’s Republic of China	$1,419.1	97%	$934.5	99%	$718.9	99%
Other foreign countries	37.1	3	12.2	1	7.1	1
Totals	$1,456.2	100%	$946.7	100%	$726.0	100%

We also sell directly to selected chains and independent resellers. Some of the major selection criteria we employ to screen resellers include the following:

•	market potential of the reseller’s location;

•	competitiveness of the local market;

•	location and coverage;

•	traffic density; and

•	credibility of the operator and market development capacity.

Retail Operations

We have successfully established a unique, vertically integrated fresh meat and meat products supply chain from farming, slaughtering, cutting, processing and wholesaling to retailing via an exclusive network of showcase stores, branded stores and supermarket brand counters. We believe our unique business model differentiates our company from other major national meat and meat products producers in China. We have supplemented our wholesale channels by establishing a unique retail network to establish a second sales channel while minimizing channel conflict. We believe that by broadening awareness of our entire product line, our retail stores will help drive the revenues of all of our business lines, including the revenues from our wholesale channels.

Our advertising also generally promotes our brands rather than a particular store, in an effort to drive business to every retailer that carries our products and not just to our network of retail stores. Our marketing goals are not designed to take business from the supermarkets or other partners of our company, but to increase the overall number of buyers of our branded products.

Showcase Stores. Based on market research and evolving consumption trends, we have taken a customer-driven marketing approach and have focused on a core customer segment that consists of the middle class in China, which generally includes the rapidly increasing number of households with annual income above RMB40,000-120,000 ($6,348-$19,045). We believe this consumer segment has disposable income and a willingness to spend on quality goods and services. As a result, we are pursuing a first-mover advantage and have developed the concept of high-end specialty boutique grocery chain stores to offer our products and other merchandise for the convenience of a typical two-income, middle-class family that shops daily after work.

The showcase stores are designed to highlight all of our products, as well as to provide customers with a broad view of our strategies and goals. As of December 31, 2011, there were 162 showcase stores, most of which were located in central locations in major cities within Henan province. The showcase stores are owned and operated by independent operators, but share the same design and physical layout, and are managed in accordance with our operating procedures. All employees of these stores are required to undergo our vigorous three-month training program. In addition, we establish the merchandising and pricing policies of these stores.

Branded Stores.  In addition to the showcase stores, we sell products through branded stores that are owned and operated by independent operators.  As of December 31, 2011, there were 1,310 branded stores that were generally located in the larger cities in Henan province and adjoining provinces.  We provide the operators of the branded stores standardized physical designs and layouts for each store, and the operators of the branded stores manage the business following our management guidelines and pricing policies.  Each store has the right to use "Zhongpin" logos and brands.

Zhongpin Supermarket Counters. We also have established “Zhongpin” supermarket counters in supermarkets and local markets. As of December 31, 2011, there were 1,956 Zhongpin supermarket counters. The counters are exclusive purveyors of our meats and meat products and are owned and operated by the supermarkets and local markets. A majority of the “Zhongpin” counters at supermarkets use our standardized physical design and layout in addition to related rules and guidelines provided by the supermarket partners.

Research and Development

Research and development continues to be a significant component of our strategy to extend our existing brands and product lines and expand into new branded items and product lines. In 1999, Henan Zhongpin founded Zhongpin Technology Research and Development Center, a food research institute in Changge City, Henan province. In 2000, Henan Zhongpin established a technology center, which has evolved into the technical research center for the entire meat industry in Henan province. As of December 31, 2011, the research center employed 128 scientists and technicians. The mission of the research center is to develop new processing technologies and food products. In addition, our product development team works with the China Meat Processing Research Center, the premier research institute for meat processing technology in China, and we have jointly established a research center in Beijing. We also work with scientists and researchers from Beijing University, China Agricultural University, the Chinese Academy of Agricultural Science, Henan Agricultural University and other universities to develop production technologies and innovative meat products. As of December 31, 2011, we had relationships with approximately 80 scientists and experts who acted as our outside technical consultants.

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

The meat and meat processing industry in China is regarded by the central government of China as a “key” industry and certain participants in the industry, including our company, receive special technology subsidies and research grants for undertaking “technologies plan projects” for the government. To receive these subsidies and grants, the recipients must complete the research and development objectives assigned by the government, and all funds must be used to pay project-related costs, such as training fees, laboratory costs or the costs of importing technology. As a qualified company, we are undertaking research and development projects for both the central government of China and the Henan provincial government. Please refer to Note 13 to our audited financial statements for more information about government subsidies.

During 2011, we launched 79 new products that were developed in our technology center and, as of December 31, 2011, we had over 90 new products under development. Our expenditures for research and development for the years ended December 31, 2011, 2010 and 2009 were approximately $2.5 million, $3.1 million and $2.8 million, respectively.

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

Competition

The production and sale of meat and food products in China and internationally are highly competitive. There are numerous producers of processed meat products in China, a number of which market their products under different brand names. We believe most of these producers have only one or two lines of production facilities and sell their products primarily in the areas surrounding their facilities. Due to the lack of logistics capabilities, we believe there are no national market leaders in China's meat industry. As a result, our products compete with different brands in different areas of China. A number of our competitors, including Henan Shuanghui (Shineway) Food Co., Ltd., Yurun Food Group Limited and People's Food Holdings Limited, have greater resources, own or control more processing plants and equipment, or offer a larger product line than we do. In addition, a number of the world's largest food processing companies have recently established joint ventures with food manufacturers or producers in China, and we expect competition from these ventures to increase in the future.

We believe all food segments in China compete on the basis of price, product quality, brand identification and customer service. Our competitive strategy is to provide, through our aggressive marketing and strong quality assurance programs, a higher quality of products that possess strong brand recognition, which will in turn support higher value perceptions from customers.

Government Regulation

The PRC government is actively promulgating a plan for “safe meat” and is expected to raise the proportion of slaughtering automation to over 70% of all meat and actively enforce authorized slaughtering and quarantine. Special grants, subsidized financing, preferential tax policies, governmental funding and other subsidies are provided to well-performing enterprises in order to acquire state-of-the-art technology and equipment in meat processing. Such government incentives provide competitive advantages and opportunities to well-performing companies because such policies work to raise the bar for entering the industry and to eliminate inefficient companies in the industry. We expect such government support for the processing of agricultural products to continue for a number of years in the foreseeable future. However, the determination as to whether we can continue to benefit from such government programs in the future will depend on how the government administers its incentive programs and how well we perform. If we maintain the current trend in our performance, it is possible we may obtain further government support through such incentive programs.

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

In June 2010, the CMA announced the China Meat Industry Development Strategy Report for 2011-2015. In that report, CMA provided a development roadmap and targets for the meat industry for the coming five years:

•	To decrease sales of room temperature pork to below 50% of total pork sales in cities at or above county level in China by 2015;

•	To increase sales of chilled pork to around 30% of total pork sales in China by 2015;

•	To decrease outstanding licenses for slaughterhouses from more than 21,000 to around 3,000 in China by 2015; and

•	To build pork and pork product production bases in North China, Northeast China, East China and Southwest China.

The report indicates to us that there is an opportunity to consolidate and integrate the industry for companies with strong brand recognition in China, high quality facilities and products, strict quality control systems and cold chain logistics capabilities.

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

Employees

As of December 31, 2011, we employed 7,761 employees, of whom 5,885 were operating personnel, 1,378 were sales personnel, 128 were research and development personnel and 370 were administrative personnel. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

Additional Available Information

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or e-mail the SEC at publicinfo@sec.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC's website at http://www.sec.gov. Our Internet address is http://www.zpfood.com. There we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. However, the information on our website is not a part of, nor is such information to be deemed incorporated by reference into, this report.

Item 1A. – Risk Factors

Risks Relating To Our Business

If there are any interruptions in the supply of or a decline in the amount or quality of our live hogs, raw pork or other major raw materials, or an increase in the costs of such supplies, our production or sales could be materially and adversely affected.

Live hogs and raw pork are the principal raw materials used in the production of our products.  We procure all of our live hogs and some of our raw meat from a number of third-party suppliers.  The supply of pork is dependent on the output of hog farms, which may be affected by outbreaks of diseases or epidemics.  Our current suppliers may not be able to provide live hogs or raw pork of sufficient quality to meet our stringent quality control requirements.  Any interruptions to or decline in the amount or quality of our live hogs or raw pork supply could materially disrupt our production and adversely affect our business. In addition to live hogs and raw pork, we also use additives and packaging in our production, which we source from third-party suppliers, and resell a wide variety of vegetables and fruits, which we purchase from third-party farms.  Any interruptions to or decline in the amount or quality of our additives or packaging supply, or in the vegetables or fruits we procure, could also disrupt our production or sales and adversely affect our business.  We are also vulnerable to further increases in the price of raw materials (particularly of live hogs and raw pork) and other operating costs, and we may not be able to entirely offset these increasing costs by increasing the prices of our products, particularly our processed meat products, which would also have an adverse affect on our results of operations and financial condition.

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

For the three years ended December 31, 2011, 2010 and 2009, revenue attributable to our export business as a percentage of our total revenue was approximately 3%, 1% and 1%, respectively.  We must maintain certain licenses from applicable foreign governments in order to continue to export to those jurisdictions. In addition, we must apply for licenses from applicable foreign governments should we desire to export our products to countries with which we currently do not have business relations.  We cannot assure you that we can maintain our current licenses for export or obtain licenses to export to countries with which we do not currently have business relations.  The loss of any licenses or the inability to obtain new licenses to export may adversely affect the aggregate amount of our export sales and the profitability of our business.

The loss of senior management or key research and development personnel or our inability to recruit additional personnel may harm our business.

We are highly dependent on our senior management to manage our business and operations and our key research and development personnel for the development of new processing technologies and food products and the enhancement of our existing products.  In particular, we rely substantially on our founder, Chairman and Chief Executive Officer, Mr. Xianfu Zhu, and our Executive Vice President, Mr. Baoke Ben, to manage our operations.  We also depend on our key research personnel for the development of new products and manufacturing methods, on our key information technology and logistics personnel for the production, storage and shipment of our products and on our key marketing and sales personnel, engineers and other personnel with technical and industry knowledge to transport, market and sell our products.  We do not maintain key man life insurance on any of our senior management or key personnel.  The loss of any one of them, in particular Mr. Zhu or Mr. Ben, would have a material adverse effect on our business and operations.  Competition for senior management and our other key personnel is intense and the pool of suitable candidates is limited.  We may be unable to locate a suitable replacement for any senior management or key personnel that we lose.  In addition, if any member of our senior management or key personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company.  Although each of our senior management and key personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we may not be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key personnel.

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

Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products and increased incidence of customers' inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur bad debt expense at levels higher than historically experienced. These events would adversely affect our results of operations, cash flows and financial position.

Our operations are cash intensive and our business could be adversely affected if we fail to maintain sufficient levels of working capital.

We expend a significant amount of cash in our operations, principally to fund our raw material procurement.  Our suppliers, in particular, suppliers of hogs, typically require payment in full within seven days after delivery, although some of our suppliers provide us with credit.  In turn, we typically require our customers of chilled and frozen pork to make payment in full on delivery, although we offer some of our long-standing customers’ credit terms.  We generally fund most of our working capital requirements out of cash flow generated from operations.  If we fail to generate sufficient revenues from our sales, or if we experience difficulties collecting our accounts receivable, we may not have sufficient cash flow to fund our operating costs and our profitability could be adversely affected.

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

We derive a substantial portion of our revenues from sales in China and a general economic downturn, a recession or a sudden disruption in business conditions in China could have a material adverse effect on our business and financial condition.

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

Substantially all of our revenues are generated from sales in China.  We anticipate that revenues from sales of our products in China will continue to represent a substantial proportion of our total revenues in the near future.  A downturn in the economy in China, any recession or a sudden disruption of business conditions in China's economy could, among other things, adversely affect consumer buying power and discourage consumption of our products, which in turn would have a material adverse effect on our business, financial condition and results of operations.

We rely on our exclusive network of showcase stores, branded stores and supermarket brand counters for the success of our sales and our brand image, and should they perform poorly, our revenues and brand image could be materially and adversely affected.

In addition to our sales to wholesale customers, we sell our products through showcase stores, branded stores and supermarket brand counters. All of these retail-based stores exclusively sell our pork products and display the Zhongpin logo on the outside of the stores. For the years ended December 31, 2011, 2010 and 2009, these retail outlets accounted for approximately 32%, 38% and 41%, respectively, of our total revenue. Any significant deterioration in the sales performance of our retail outlets could adversely affect our financial results. In addition, any sanitation, hygiene or food quality problems that might arise from the retail outlets could adversely affect our brand image and lead to a loss of sales. We do not own or franchise any of the retail outlets.

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

We believe we are in compliance in all material respects with all applicable regulatory requirements of China and all local jurisdictions in which we operate. However, the PRC government authorities recently have taken certain measures to maintain China's food market in good order and to improve the integrity of China's food industry, such as enforcing full compliance with industry standards and closing certain food processing companies in China that did not meet regulatory standards. While the closing of competing meat processing plants that do not meet regulatory standards could increase our revenues in the long term, we may also experience increased regulatory compliance costs that could reduce our profitability.

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

Our largest shareholder has significant influence over our management and affairs and could exercise this influence against your best interests.

At March 12, 2012, Mr. Xianfu Zhu, our founder, Chairman and Chief Executive Officer and our largest shareholder, beneficially owned approximately 17.5% of our outstanding shares of common stock, and our other executive officers and directors collectively beneficially owned an additional 4.6% of our outstanding shares of common stock. As a result, pursuant to our By-laws and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our company, including, but not limited to, any shareholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our By-laws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

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

In June 2011, Henan Zhongpin entered into a mutual guarantee agreement with Henan Huanghe Enterprises Group Co., Ltd., a group corporation based in Henan province, PRC that is not affiliated with our company or with any of our subsidiaries (“Huanghe Group”), upon the expiration of a previous mutual guarantee agreement between Henan Zhongpin and Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $23.8 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $23.8 million. The agreement will expire in June 2012. At the expiration of the agreements, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreements. As of December 31, 2011, Henan Zhongpin had outstanding guarantees for $23.8 million of Huanghe Group’s bank loans under the agreements. All of the bank loans of Huanghe Group guaranteed by Henan Zhongpin will mature within the next 12 months. However, we may extend the mutual guarantee agreement with Huanghe Group or enter into a similar mutual guarantee agreement with another unaffiliated entity in the future. If Huanghe Group or any other entity with which we have a mutual guarantee agreement defaults on its bank loans and we or one of our subsidiaries is required to pay all or a portion of such loans under a mutual guarantee agreement, we or such subsidiary will be required to seek reimbursement for such payment from the unaffiliated entity. In such event, it is unlikely that the unaffiliated entity will be able to make such reimbursement and we may be unable to recoup the amount we paid at such time, if ever. Further, under a mutual guarantee agreement, we or such subsidiary may be required to make payment at a time when we or such subsidiary does not have sufficient cash to make such payment and at a time when we or such subsidiary may be unable to borrow such funds on terms that are acceptable, if at all. As a result, any demand for payment under a mutual guarantee agreement to which we or one of our subsidiaries is a party may have an adverse affect on our liquidity, financial condition and results of operations.

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

A spread of A/H1N1 influenza such as that which occurred in 2009 and 2010, or any outbreak of other epidemics in China affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in China and surrounding regions, any of which could have a material adverse effect on our operations and sales revenue. Negative association of the A/H1N1 flu with hogs and pork products, since it is commonly referred to by laypersons as “swine flu”, could have a negative impact on sales of pork products. Moreover, our facilities and products may be affected by A/H1N1 flu or similar diseases in the future, or that the market for pork products in China may decline as a result of fear of such an outbreak. If either case should occur, our business, results of operations and financial condition would be adversely and materially affected.

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

The hog slaughtering and processed meat industries in China are highly competitive. Our processed meat products are targeted at mid- to high-end consumers, a market in which we face increasing competition, from both domestic and foreign suppliers. See “Item 1. Business-Competition”. In addition, the evolving government regulations in relation to the hog slaughtering industry has driven a trend of consolidation through the industry, with smaller operators unable to meet the increasing costs of regulatory compliance and therefore at a competitive disadvantage. We believe that our ability to maintain our market share and grow our operations within this landscape of changing and increasing competition is largely dependent upon our ability to distinguish our products and services.

Our current or potential competitors may develop products of a comparable or superior quality to ours, or adapt more quickly than we do to evolving consumer preferences or market trends. In addition, our competitors in the raw meat market may merge or form alliances to achieve a scale of operations or sales network which would make it difficult for us to compete. Increased competition may also lead to price wars, counterfeit products or negative brand advertising, all of which may adversely affect our market share and profit margin. In 2011, some of our competitors in China experienced food safety scandals relating to their meat products. In an effort to regain market share, they have used, and we expect they will continue to use, aggressive pricing strategies, greater incentives and subsidies for distributors, retailers and customers. If their efforts are successful, our market share and profit margin may be adversely affected. Furthermore, consolidation among industry participants in China may potentially result in stronger domestic competitors better able to compete as end-to-end suppliers as well as competitors more specialized in particular areas and geographic markets. We may not be able to compete effectively with our current or potential competitors, and our inability to compete successfully against competitors could result in lost customers, loss of market share and reduced operating margins, which would adversely impact our results of operations.

The outbreak of animal diseases or other epidemics could adversely affect our operations.

An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in China affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in China and surrounding regions, any of which could have a material adverse effect on our operations and turnover. In 2006, there was an outbreak of streptococcus suis in hogs, principally in Sichuan province, PRC, with a large number of cases of human infection following contact with diseased hogs. There also were unrelated reports of diseased hogs in Guangdong province, PRC. Our procurement and production facilities are located in Henan province, PRC and were not affected by the streptococcus suis infection. In 2010, there were reports of an outbreak of foot-and-mouth disease in several provinces in China, such as Guangdong, Gansu, Jiangxi, Xinjiang and Tibet, and tens of thousands of hogs were culled after such disease outbreak in 2010. In addition, in 2010 and 2011, there have been reports of outbreaks of foot-and-mouth disease in countries and regions near China, such as in Japan and South Korea. Such outbreaks could spread to China. There can be no assurance that our facilities or products will not be affected by an outbreak of this disease or similar ones in the future, or that the market for pork products in China will not decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.

Consumer concerns regarding the safety and quality of food products or health concerns could adversely affect sales of our products.

Our sales performance could be adversely affected if consumers lose confidence in the safety and quality of our products. Consumers in China are increasingly conscious of food safety and nutrition. Consumer concerns about, for example, the safety of pork products, or the safety of food additives used in processed meat products, could discourage them from buying certain products and cause our results of operations to suffer. Specifically in 2011, there was some negative publicity regarding the quality and safety of some of our competitors’ meat products. While we believe that we maintain an advanced system for quality assurance and control, our operations may be impacted by the deteriorating reputation of the food industry in China due to recent food safety scandals.

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

We regard brand positioning as the core of our competitive strategy, and intend to position our "Zhongpin" brand to create the perception and image of health, nutrition, freshness and quality in the minds of our customers. There have been frequent occurrences of counterfeiting and imitation of products in China in the past. We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could negatively affect our corporate and brand image, particularly if the counterfeit or imitation products cause sickness, injury or death to consumers. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues or an increase in our administrative expenses in respect of detection or prosecution.

Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We have registered our trademark "Zhongpin" in China for the product categories for which it is currently used. However, there can be no assurance that additional applications, if any, we make to register such mark, or any other tradename or trademark we may seek to register, will be approved and/or that the right to the use of any such trademarks outside of their respective current areas of usage will not be claimed by others. We also own the rights to two domain names that we use in connection with the operation of our business. We believe that such trademarks and domain names provide us with the opportunity to enhance our marketing efforts for our products. Failure to protect our intellectual property rights may undermine our marketing efforts and result in harm to our reputation and the growth of our business.

PRC intellectual property-related laws and their implementation are still under development. Accordingly, intellectual property rights in China may not be as effective as in the United States or many other countries. Litigation may be necessary to enforce our intellectual property rights and the outcome of any such litigation may not be in our favor. Given the relative unpredictability of China's legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation in a timely manner or at all. Furthermore, any such litigation may be costly and may divert management attention away from our business and cause us to expend significant resources. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. We have no insurance coverage against litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties. All of the foregoing factors could harm our business and financial condition.

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

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in October 2005 named Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Return Investments via Overseas Special Purpose Vehicles, or the Circular 75, requiring PRC residents, including both legal persons and natural persons, to register with an appropriate local SAFE branch before establishing or controlling any company outside of China, referred to as an "offshore special purpose company," for the purpose of acquiring any assets of or equity interest in PRC companies and raising fund from overseas. When a PRC resident contributes the assets or equity interests it holds in a PRC company into the offshore special purpose company, or engages in overseas financing after contributing such assets or equity interests into the offshore special purpose company, such PRC resident shall modify its SAFE registration in light of its interest in the offshore special purpose company and any change thereof. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, long-term equity or debt investment or creation of any security interest over any assets located in China. PRC residents who have established or acquired direct or indirect control of offshore companies that have made onshore investments in China in the past were required to complete the registration procedures by March 31, 2006. Moreover, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing in a timely manner of SAFE registrations by the offshore holding company's shareholders who are PRC residents. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. If the PRC subsidiaries of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions.

We are committed to complying, and to ensuring that our shareholders, who are PRC citizens or residents, comply with the SAFE Circular 75 requirements. We believe that all of our current PRC citizen or resident shareholders and beneficial owners have completed their required registrations with SAFE. However, we may not at all times be fully aware or informed of the identities of all our beneficial owners who are PRC citizens or residents, and we may not always be able to compel our beneficial owners to comply with the SAFE Circular 75 requirements. As a result, we cannot assure you that all of our shareholders or beneficial owners who are PRC citizens or residents will at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 75 or other related regulations. Failure by any such shareholders or beneficial owners to comply with SAFE Circular 75 could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

In addition, the PRC National Development and Reform Commission, or the NDRC, promulgated a rule in October 2004 named the Interim Measures for the Administration of Examination and Approval of Overseas Investment Projects, or the NDRC Rule, which requires NDRC approvals for overseas investment projects made by PRC entities. The NDRC Rule also provides that approval procedures for overseas investment projects of PRC individuals must be implemented with reference to this NDRC Rule. However, there exist extensive uncertainties as to interpretation of the NDRC Rule with respect to its application to a PRC individual's overseas investment and, in practice, we are not aware of any precedents that a PRC individual's overseas investment has been approved by the NDRC or challenged by the NDRC based on the absence of NDRC approval. Our current beneficial owners who are PRC individuals did not apply for NDRC approval for investment in us. We cannot predict how and to what extent this will affect our business operations or future strategy. For example, the failure of our shareholders who are PRC individuals to comply with the NDRC Rule may subject these persons or our PRC subsidiary to certain liabilities under PRC laws, which could adversely affect our business.

Fluctuations in the value of the RMB or further movements in exchange rates may have a material adverse effect on our financial condition and results of operations.

At present, all of our domestic sales are denominated in RMB and our export sales are denominated primarily in U.S. dollars. In addition, we incur a portion of our cost of sales in Euros, U.S. dollars and Japanese yen in the course of our purchase of imported production equipment and raw materials. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions and China's foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. However, the People's Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. Following the removal of the U.S. dollar peg in July 2005, the RMB appreciated more than 20% against the U.S. dollar over the three years following such removal. While international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the U.S. dollar and other foreign currencies. On June 19, 2010, the People's Bank of China announced that it will allow a more flexible exchange rate for the RMB without mentioning specific policy changes, although it ruled out any large-scale appreciation. It is difficult to predict how long the current situation may last and when and how the RMB exchange rates may change going forward. As we rely entirely on dividends paid to us by our PRC subsidiaries, any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of any dividends payable on our shares in foreign currency terms. Furthermore, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

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

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB, which currently is not a freely convertible currency. Under our current structure, our income is primarily derived from the operations of Henan Zhongpin. Shortages in the availability of foreign currency may restrict the ability of Henan Zhongpin to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency-denominated obligations. Under existing PRC foreign exchange regulations, payments relating to "current account transactions", including dividend payments, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which RMB is to be converted into foreign currency and remitted out of China in connection with "capital account transactions", such as the repayment of loans denominated in foreign currencies. Our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE, by complying with certain procedural requirements. Our PRC subsidiaries may also retain foreign currency in their respective current account bank accounts for use in payment of international current account transactions. However, we cannot assure you that the PRC government will not take measures in the future to restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Our PRC subsidiaries are subject to restrictions on making payments to us, which could adversely affect our cash flow and our ability to pay dividends on our capital stock.

We are a holding company incorporated in the State of Delaware and do not have any assets or conduct any business operations other than our investment in our operating subsidiaries in China.  As a result of our holding company structure, we will rely entirely on contractual payments or dividends from our PRC subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses.  The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Each of our PRC subsidiaries, including Henan Zhongpin, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves or statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of its respective registered capital. As a result, our PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends, loans or advances. We anticipate that in the foreseeable future our PRC subsidiaries will need to continue to set aside 10% of their respective after-tax profits to their statutory reserves.  Further, as Henan Zhongpin and our other subsidiaries in China have in the past, and may in the future, incur debt on their own, the instruments governing such debt may restrict such subsidiary's ability to make contractual or dividend payments to any parent corporation or other affiliated entity.  If we are unable to receive all of the funds we require for our operations through contractual or dividend arrangements with our PRC subsidiaries, we may not have sufficient cash flow to fund our corporate overhead and regulatory obligations in the United States and may be unable to pay dividends on our shares of capital stock.

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

In June 2007, the National People's Congress of China enacted new labor law legislation called the Labor Contract Law, which became effective on January 1, 2008. On September 18, 2008, the PRC State Council issued the implementing rules for the Labor Contract Law. The Labor Contract Law formalized workers' rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. Considered one of the strictest labor laws in the world, among other things, the Labor Contract Law provides for specific standards and procedures for the termination of an employment contract and places the burden of proof on the employer. In addition, the law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including the case of the expiration of a fixed-term employment contract. Further, the law requires an employer to conclude an "employment contract without a fixed-term" with any employee who either has worked for the same employer for 10 consecutive years or more or has had two consecutive fixed-term contracts with the same employer. An "employment contract without a fixed term" can no longer be terminated on the ground of the expiration of the contract, although it can still be terminated pursuant to the standards and procedures set forth under the Labor Contract Law. Finally, under the Labor Contract Law, downsizing of either more than 20 people or more than 10% of the workforce may occur only under specified circumstances, such as a restructuring undertaken pursuant to China's Enterprise Bankruptcy Law, or where a company suffers serious difficulties in production and/or business operations, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the employment contract, thereby making the performance of such employment contract impossible. To date, there has been very little guidance as to how such circumstances for downsizing will be interpreted and enforced by the relevant PRC authorities. All of our employees working for us exclusively within China are covered by the Labor Contract Law and thus, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns may be curtailed as a result of this regulation. Accordingly, if we face future periods of decline in business activity generally or adverse economic periods specific to our business, we expect that the Labor Contract Law will exacerbate the adverse effects of the economic environment on our results of operations and financial condition.

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

Any loans we make to our PRC subsidiaries cannot exceed statutory limits and must be registered with SAFE or its local counterparts. Under applicable PRC law, the government authorities must approve a foreign-invested enterprise's registered capital amount, which represents the total amount of capital contributions made by the shareholders that have registered with the registration authorities. In addition, the authorities must also approve the foreign-invested enterprise's total investment, which is equal to the company's registered capital plus the amount of shareholder loans it is permitted to borrow under the law. The ratio of registered capital to total investment cannot be lower than the minimum statutory requirement. If we make loans to Henan Zhongpin Food Co., Ltd., our first-tier PRC subsidiary, that do not exceed its current maximum amount of borrowings, we will have to register each loan with SAFE or its local counterpart for the issuance of a registration certificate of foreign debts. In practice, it could be time-consuming to complete such SAFE registration process. Alternatively or concurrently with the loans, we might make capital contributions to Henan Zhongpin Food Co., Ltd. and such capital contributions involve uncertainties of their own. Further, SAFE promulgated a circular (known as Circular 142) on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises in August 2008 with respect to the administration of conversion of foreign exchange capital contributions of a foreign invested enterprise. The circular clarifies that RMB converted from foreign exchange capital contributions can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investments unless otherwise permitted.

We may not be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC subsidiaries or with respect to future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we receive from public offerings and to capitalize or otherwise fund our PRC operations may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business.

We may be subject to fines and legal sanctions by SAFE or other PRC government authorities if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee stock incentive plan adopted by offshore listed companies for PRC citizens.

In February 2012, SAFE promulgated the Notice on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Offshore Listed Company, or the Stock Option Rule, which terminated the Operating Procedures for Foreign Exchange Administration of Domestic Individuals Participating in Employee Stock Ownership Plans and Stock Option Plans of Offshore Listed Companies issued by SAFE on March 28, 2007. Under the Stock Option Rule, PRC citizens who participate in any stock incentive plan including employee stock holding plan, share option plan or similar plans in an offshore listed company are required, through a Chinese agent which could be a PRC subsidiary of the offshore listed company, to register with the relevant local SAFE branch and complete certain other procedures. We and our Chinese employees who have participated in our 2006 Equity Incentive Plan are subject to the Stock Option Rule. Failure to comply with these regulations may subject us or our Chinese employees to fines or other legal sanctions imposed by SAFE or other PRC government authorities. In addition, the State Administration of Taxation has issued several circulars concerning employee share options. Under these circulars, our employees working in China who exercise our share options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to make filings with relevant tax authorities related to employee share options and withhold individual income taxes resulting from the exercise of their share options. If our employees fail to pay and we fail to withhold their income taxes, we may face sanctions imposed by tax authorizes or other PRC government authorities..

We may be classified as a “resident enterprise” for PRC enterprise income tax purposes, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

The new PRC Enterprise Income Tax Law, or the EIT Law, that became effective January 1, 2008 provides that enterprises established outside of China whose "de facto management bodies" are located in China are considered "resident enterprises" and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income. A recent circular issued by the PRC State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by PRC enterprises or PRC group enterprises and established outside of China as "resident enterprises" clarified that dividends paid by such "resident enterprises" and other income paid by such "resident enterprises" will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when received or recognized by non-PRC resident enterprise shareholders. This recent circular also subjects such "resident enterprises" to various reporting requirements with the PRC tax authorities. Under the implementation regulations to the EIT Law, a "de facto management body" is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and assets of an enterprise. In addition, the recent circular mentioned above specifies that certain Chinese-invested enterprises controlled by PRC enterprises or PRC group enterprises will be classified as "resident enterprises" if the following are located or resident in China: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision-making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders' meetings; and half or more of senior management or directors having voting rights. However, as this circular only applies to enterprises established outside of China that are controlled by PRC enterprises or groups of PRC enterprises, it remains unclear how the tax authorities will determine the location of "de facto management bodies" for overseas incorporated enterprises controlled by individual PRC residents like us. Therefore, although substantially all of our management is currently located in China, we do not currently consider our company to be a PRC resident enterprise.

If the PRC tax authorities determine that we are a "resident enterprise," a number of unfavorable PRC tax consequences could follow. First, we will be subject to income tax at the rate of 25% on our worldwide income. The impact of the imposition of such enterprise income tax will be mitigated to the extent we can obtain a foreign tax credit for such taxes against our U.S. income tax liability on such income. Second, although under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as "tax-exempted income", we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, dividends payable by us to our investors and gain on the sale of our shares may become subject to PRC withholding tax. In the case of dividends paid to non-U.S. holders, any PRC withholding tax on dividends may be in addition to U.S. withholding tax that could otherwise apply. This could have the effect of increasing our effective income tax rate and could also have an adverse effect on our net income and results of operations, and may require us to withhold tax on our non-PRC shareholders.

The discontinuation of the preferential tax treatments and government subsidies available to us could decrease our net income and materially and adversely affect our financial condition and results of operations.

Our PRC subsidiaries are incorporated in China and are governed by PRC income tax laws and regulations. Prior to January 1, 2008, entities established in China were generally subject to a 30% national and 3% local enterprise income tax rate. Various preferential tax treatments promulgated by national tax authorities were available to foreign-invested enterprises. Under the new PRC Enterprise Income Tax Law, or the EIT Law, China has adopted a uniform enterprise income tax rate of 25% for all PRC enterprises (including foreign-invested enterprises). Under the EIT Law and its implementation regulations, income derived by an enterprise from the primary processing of agricultural products (including slaughtering live hogs) could be exempt from enterprise income tax. Consequently, a majority of our subsidiaries in China that slaughter live hogs are exempted from enterprise income tax. For the year ended December 31, 2011, the exempted income before income tax was $46.8 million, and the impact of income tax resulting from the exemption of net income from preliminary processing of agricultural products was $11.7 million. Our other subsidiaries in China are subject to the uniform 25% tax rate in relation to non-primary processing of agricultural products. We cannot assure you that the tax authorities will not change their position. We cannot assure you that our PRC subsidiaries will continue to qualify for benefits under the EIT Law, or that the local tax authorities will not, in the future, change their position and revoke any of our past preferential tax treatments, any of which could cause our effective tax rate to increase, cause our net income to decrease, and materially and adversely affect our financial condition and results of operations.

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

Henan Zhongpin, a deemed predecessor to our company and our subsidiary in China, paid cash dividends to its shareholders in 2002 and 2003.  However, we do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay, or may be unable to pay, any dividends.  We intend to retain all earnings for our company's operations.

The market price for our common stock may be volatile and subject to wide fluctuations, which may adversely affect the price at which you can sell our shares.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in foreign or domestic meat processing or agricultural markets;

•	changes in the economic performance or market valuations of other meat processing companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between the RMB and the U.S. dollar;

•	intellectual property litigation; and

•	general economic or political conditions in China.

Furthermore, certain short sellers and other funds, have in the past, and may again in the future, take a short position or positions in our shares for the specific purpose of driving down our share price. Short sellers may also publish articles or other allegations in conjunction with such attacks. Even when there is no truth to their claims and we rebut their allegations, such attacks can have a material impact on our share price and divert management resources and attention. The securities market has also experienced significant price and volume fluctuations from time to time that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

Future sales of shares of our common stock may decrease the price for such shares.

Our board of directors has the discretion to issue additional securities with an aggregate offering price of up to $179,500,000, and up to 9,562,505 shares of our common stock may be sold by selling shareholders under our registration statement on Form S-3 (File No. 333-171093). Actual sales of such shares, or the prospect of sales of such shares by the holders of such shares, may have a negative effect on the market price of the shares of our common stock. We may also register for resale additional outstanding shares of our common stock or shares that are issuable upon exercise of outstanding warrants or reserved for issuance under our stock option plan. Once such shares are registered, they can be freely sold in the public market. If any of our shareholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

Item 1B. — Unresolved Staff Comments

None.

Item 2. – Properties

Properties

The following table shows certain information relating to our corporate offices and other facilities.

Location	Approximate Floor Area(1) (Square Feet)	Ownership Status(2)	Principal Uses

21 Changshe Road Changge City, Henan province	221,241	Owned	Corporate headquarters

South Part, Changxing Road Changge City, Henan province	622,650	Owned(3)	Meat products processing plant

South Part, Changxing Road Changge City, Henan province	676,804	Owned(3)	Meat, vegetable and fruit products processing plant

South Part, Changxing Road Changge City, Henan province	545,325	Owned(3)	Logistic center, warehouse and prepared meat processing plant

South Part, Changxing Road Changge City, Henan province	95,667	Owned(3)	Dormitory

East Part, North Weiwu Road Changge City, Henan province	2,142,475	Owned(3)	Logistic center, warehouse and processing facility for vegetables and fruits

Zhangying village, Heshangqiao town, Changge City, Henan province	1,435,189	Owned	Sire boars breeding

Location	Approximate Floor Area(1) (Square Feet)	Ownership Status(2)	Principal Uses

Food Industrial Park, Tangyin County Anyang, Henan province	1,684,589	Owned	Meat products processing plant

17 Luogui Road, Cangshan County Zhongjiang City, Sichuan province	717,604	Owned	Meat products processing plant

Industrial Park Suiping City, Henan province	1,771,483	Owned	Meat products processing plant

Shouyang Mountain Industry Park Yanshi, Luoyang City, Henan province	1,653,432	Owned(3)	Meat products processing plant

Tuonan Industry Park Yongcheng City, Henan province	1,711,293	Owned	Meat products processing plant

South of Xiliucheng Bridge, Jinghai Tianjin	1,435,200	Owned	Meat products processing plant, logistic center, warehouse, prepared meat processing plant, and research and development center

West of Jiangqin Road, Jiangyan Economy Development Area, Taizhou, Jiangsu province	1,426,340	Owned	Meat products processing plant, logistic center, warehouse, prepared meat processing plant

Jia San Road, Nong’an Industry Park, Nong’an, Jilin province	1,500,000	Owned	Meat products processing plant, logistic center, warehouse, prepared meat processing plant

(1)	Calculated based upon the measurements of the land upon which the facility is situated.

(2)	According to the laws of China, the government owns all of the land in China and companies or individuals are authorized to use the land only through land use rights granted by the PRC government. We have long-term leases with the PRC government affording us the right to use the land on which our production facilities are located. With respect to those properties in this table for which our ownership status is “owned,” we own all of the buildings and other land improvements on the land.

(3)	These properties are pledged to secure some of our outstanding loans. Please refer to Note 8 to our audited consolidated financial statements for more information.

Item 3. – Legal Proceedings

Neither our company nor any of our subsidiaries is a party to any legal proceedings that, individually or in the aggregate, are material to our financial statements, as a whole.

Item 4. –Mine Safety Disclosure

Not applicable.

PART II

Item 5. –   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares began trading on the NASDAQ Global Select Market on December 27, 2007 under the symbol “HOGS.” From January 31, 2006 to December 26, 2007, our shares traded on the OTC Bulletin Board under the symbol “ZHNP.”

The following table contains information about the range of high and low sales prices for our common stock based upon reports of transactions on the NASDAQ Global Select Market for each full quarterly period during the period January 1, 2010 to December 31, 2011.

	High	Low

2010

First Quarter	$16.49	$11.14
Second Quarter	14.00	10.42
Third Quarter	16.80	11.08
Fourth Quarter	25.00	16.25

2011

First Quarter	$20.50	$14.26
Second Quarter	17.31	9.03
Third Quarter	11.77	7.60
Fourth Quarter	10.95	6.60

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

As of March 12, 2012, there were approximately 51 holders of record of our common stock. On March 12, 2012, the closing sale price of our common stock as reported by the NASDAQ Global Select Market was $10.11 per share.

While cash dividends were paid in 2003 and 2002 by Henan Zhongpin, which is a deemed predecessor to our company and our subsidiary in China, we have never paid or declared any dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future. As a result of our holding company structure, we would rely entirely on contractual or dividend payments from our PRC subsidiaries for our cash flow to pay dividends on our common stock. The PRC government imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China, which also may affect our ability to pay cash dividends in the future. See "Item 1A. Risk Factors - Risks Relating to Conducting Business in China - Governmental control of currency conversion may affect the ability of our company to obtain working capital from our subsidiaries located in China and the value of your investment," "- Our PRC subsidiaries are subject to restrictions on making payments to us, which could adversely affect our cash flow and our ability to pay dividends on our capital stock" and Note 1 to our audited consolidated financial statements. In addition, under our loan agreement with China Merchants Bank that terminates in November 2014, Henan Zhongpin is prohibited from paying dividends without consent of the bank, and the dividends to be paid cannot exceed 50% of the distributable dividends during the term of the loan agreement. Under two of our loan agreements with Agriculture Bank of China that terminate in December 2014, Henan Zhongpin is prohibited from paying dividends if Henan Zhongpin fails to pay the portion of principal amount and interests of the loan that are due each year during the term of the loan agreements. Under our credit facility with Guangdong Development Bank that terminates in September 15, 2012, Tianjin Zhongpin is prohibited from paying dividends if its profit before taxes is not sufficient to cover payment of the next installment of principal and interest.

The table below is a summary of the shares repurchased by us during the year ended December 31, 2011.

	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (2)
July 1, 2011 – July 31, 2011	—		—	—	$40,000,000
August 1, 2011 – August 31, 2011	1,069,986		$8.5198	1,069,986	$30,883,918
September 1, 2011 – September 30, 2011	752,452		$8.8793	752,452	$24,202,648
October 1, 2011 — October 31, 2011	853,400		$7.3693	853,400	$17,913,710
November 1, 2011 — November 30, 2011	—		—	—	$17,913,710
December 1, 2011 — December 31, 2011	122,700		$8.5149	122,700	$16,868,926
Total	2,798,538	(1)	$8.2654	2,798,538	$16,868,926

(1) All, or 2,798,538 repurchased shares, were made in open-market transactions.

(2) In July 2011, we announced that the Board of Directors had authorized a Stock Repurchase Program to repurchase up to $10 million of our common stock from July 2011 through July 2012.  In August 2011, the dollar amount approved under the Stock Repurchase Program was raised to $40 million and the expiration date was extended to August 2012.

Performance Graph

The following graph compares the cumulative total return on our common stock, the NASDAQ Composite Index and a peer group over the period commencing on December 31, 2006 and ending on December 31, 2011. The peer group is comprised of companies that are engaged in the production and sale of meat products (SIC Code 2011), and includes Hormel Foods Corporation, Plandai Biotechnology Inc. and Tyson Foods Inc.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 30, 2006, our board of directors and shareholders adopted and approved, and on February 27, 2007, our Board of Directors and shareholders approved the amendment and restatement of, our 2006 Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to 1,800,000 shares of common stock. On April 21, 2008, the Compensation Committee of our board of directors approved, and on June 26, 2008 our shareholders approved, an amendment to the Incentive Plan for the purpose of increasing the authorized shares from 1,800,000 shares to 2,500,000 shares.

As of December 31, 2011, options to purchase an aggregate of 1,463,333 shares of common stock had been granted under the Incentive Plan. Options granted in the future under the Incentive Plan are within the discretion of our board of directors. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding options granted)
Equity compensation plans approved by security holders	1,267,000	$11.87	1,036,667
Equity compensation plans not approved by security holders	0	N/A	0
Total	1,267,000	$11.87	1,036,667

Item 6. – Selected Financial Data

The following selected consolidated income statement data for the years ended December 31, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this Report. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. Our selected consolidated income statement data for the years ended December 31, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited financial statements which are not included in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Selected Consolidated Income Statement Data:
Net Sales	$1,456,208	$946,720	$726,037	$539,825	$291,373
Gross Profit	151,329	110,729	86,478	68,561	37,504
Income From Operations	86,404	64,286	52,908	36,781	21,917
Net Income	64,221	58,280	45,590	31,377	18,525
Net Income per Common Share:
Basic	1.66	1.67	1.48	1.06	0.84
Diluted	1.66	1.65	1.46	1.05	0.80

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Consolidated Balance Sheet Data:
Property, Plant, Equipment	$427,930	$291,567	$189,589	$133,868	$66,430
Total Assets	991,269	638,681	498,112	329,783	217,104
Long-Term Loans (Less Current Maturities)	97,261	83,672	44,913	23,475	1,635
Shareholders’ Equity	504,206	370,994	296,843	190,914	143,018

	December 31,
	2011	2010	2009	2008	2007
Selected Operating Data:
Production Capacity (M/T)
Pork and Pork Products	874,760	673,760	584,760	501,560	346,760
Vegetables and Fruits	30,000	30,000	30,000	12,600	23,400
Metric Tons Produced(1)
Pork and Pork Products	538,263	498,074	402,261	240,963	170,162
Vegetables and Fruits	15,774	19,259	17,896	13,409	12,263
Metric Tons Sold(1)
Pork and Pork Products	532,587	495,159	388,647	239,669	167,900
Vegetables and Fruits	17,668	20,497	16,825	13,472	11,743
Number of Products	439	429	392	314	270
Number of Retail Stores	3,428	3,326	3,205	3,061	2,939
Market Coverage
No. of provinces	24	24	24	24	24
No. of first-tier cities	29	29	29	29	29
No. of second-tier cities	134	130	120	106	93
No. of third-tier cities	432	421	383	324	287

________________

(1) For the year ended December 31.

The following selected consolidated income statement data for each full quarter within the years ended December 31, 2011 and 2010 have been derived from our unaudited quarterly consolidated financial statements which are not included in this Report. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	Year 2011
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$405,886	$398,086	$366,453	$285,783	$1,456,208
Gross Profit	36,230	40,037	39,146	35,916	151,329
Income From Operations	15,252	24,726	23,642	22,784	86,404
Net Income	9,700	18,323	19,315	16,883	64,221
Net Income per Common Share:
Basic	0.25	0.46	0.48	0.47	1.66
Diluted	0.25	0.46	0.48	0.47	1.66

	Year 2010
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$286,286	$241,076	$215,073	$204,285	$946,720
Gross Profit	33,198	27,279	25,334	24,918	110,729
Income From Operations	20,042	15,800	13,961	14,483	64,286
Net Income	17,984	14,681	12,365	13,250	58,280
Net Income per Common Share:
Basic	0.51	0.42	0.36	0.38	1.67
Diluted	0.50	0.42	0.35	0.38	1.65

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The following executive summary is intended to provide significant highlights of the discussion and analysis that follows.

•	In 2011, compared to 2010, net revenues increased 54% to $1,456.2 million and net income increased 10% to $64.2 million. In 2010, compared to 2009, net revenues increased 30% to $946.7 million and net income increased 28% to $58.3 million.

•	In 2011, compared to 2010, basic earnings per share decreased 0.6% to $1.66 and diluted earnings per share increased 0.6% to $1.66. In 2010, compared to 2009, basic earnings per share increased 13% to $1.67 and diluted earnings per share increased 13% to $1.65.

•	We made solid progress executing our long-term growth strategy, which focuses on expanding our production capacity, building a well-known brand, exploiting our sales capabilities by accessing more retail outlets and sales channels.

•	We believe that the following trends characterized the meat processing industry in China during 2011: consumers pay more attention to food safety; the competition increased; and government pressure caused consolidation in the industry to accelerate. We expect these trends to continue in 2012.

Overview

We are principally engaged in the meat and food processing and distribution business in China. Currently, we have 15 processing plants in China located in Henan, Jiangsu, Jilin and Sichuan provinces and in the municipality of Tianjin. Our current total production capacity for chilled pork and frozen pork is approximately 2,024.3 metric tons per average eight-hour day, or approximately 728,760 metric tons on an annual basis. In addition, we have production capacity for prepared meats of approximately 350 metric tons per eight-hour day, or approximately 126,000 metric tons on an annual basis, and for vegetables and fruits of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We also have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We use state-of-the-art equipment in all of our processing facilities.

The following table shows, as of March 1, 2012, the annual production capacity of our processing plants based on an eight-hour working day.

		Annual Capacity
Product	Location	in Metric Tons

Chilled and frozen pork	Changge, Henan province	81,760
	Deyang, Sichuan province	45,000
	Zhumadian, Henan province	72,000
	Anyang, Henan province	85,000
	Luoyang, Henan province	70,000
	Tianjin Municipality	100,000
	Taizhou, Jiangsu province	100,000
	Changchun, Jilin province	95,000
	Yongcheng, Henan province	80,000
		728,760

Prepared meats	Changge, Henan province	90,000
	Tianjin Municipality	36,000
		126,000

Vegetables and fruits	Changge, Henan province	30,000

Food oil (pork oil)	Changge, Henan province	20,000

We believe we must continue to expand our production capacity to seize additional market share. As a result, we put into operation, are currently constructing, or plan to construct, additional production facilities in different parts of China.

➢	We put a new facility in Tianjin with a production capacity of approximately 36,000 metric tons for prepared pork products into operation in September 2011. This facility is phase two of our Tianjin processing plant, which has a production capacity of approximately 100,000 metric tons for chilled and frozen pork.

➢	We put a new facility in Nong’an county, Changchun, Jilin province of China with a production capacity of approximately 70,000 metric tons for chilled pork and 25,000 metric tons for frozen pork into operation in December 2011.

➢	We put a new facility in Taizhou, Jiangsu province of China with a production capacity of approximately 80,000 metric tons for chilled pork, including easy-to-cook products and 20,000 metric tons for frozen pork into operation in December 2011.

➢	We are investing approximately $18.0 million in a cold chain logistic distribution center in Anyang, Henan province. This distribution center will have a 27,000 square meters temperature adjustable warehouse, processing capacity, distribution center and quality control center. This distribution center will be used for third party cold chain logistic service. We expect to put this distribution center into operation in the third quarter of 2012.

➢	We are investing approximately $87.5 million in a chilled and frozen food processing and distribution center in Kunshan, Jiangsu province, which is near Shanghai city. The whole center will be built in three phases. The first phase will include a processing center, cold chain logistics center and business complex. We plan to invest about $35.0 million on the first phase and put it into operation in the fourth quarter of 2012.

➢	We are investing approximately $58.5 million to build a new production, research and development, and training complex in Changge, Henan province excluding the cost of land use rights that we have already obtained. When completed, we anticipate that this new facility will have a production capacity of approximately 100,000 metric tons for prepared pork products. Adjacent to this new production facility, we also plan to develop a center for research and development, training, as well as quality control. Construction for the first phase with a production capacity of approximately 50,000 metric tons for prepared pork products started in the second quarter of 2011 and is scheduled to be completed by the second quarter of 2012.

➢	We will be investing approximately $49.0 million to build a slaughtering and processing plant, low temperature prepared pork plant and logistics center in Tangshan, Hebei province of China. This facility will have a production capacity of approximately 60,000 metric tons for chilled pork, 20,000 metric tons for frozen pork, and 22,000 metric tons for prepared pork products. The construction is scheduled to start in the second quarter of 2012. We expect to put the new facility for chilled and frozen pork into operation in the first quarter of 2013.

➢	We will be investing approximately $10.5 million in a by-product processing plant in Changge, Henan province. This facility will have a production capacity for 100 million meters of casings and 300 billion units of raw material to make heparin sodium. The construction is scheduled to start in late first quarter of 2012. We expect to put the new facility into operation in the fourth quarter of 2012.

➢	We established a joint venture company, of which we own 65%, with Henan Xinda Animal Husbandry Company Limited in June 2011. The joint venture company is financed by capital contributions and bank loans. All capital contributions to the joint venture company have been made to date. We expect the new company will provide 20,000 sire boars annually. We are currently building infrastructures for sire boars breeding and plan to start operation in the second quarter of 2012.

We believe these plants will enable us to achieve synergies in certain areas, including the purchase of raw materials, logistics and marketing. To further expand our business and to upgrade the "Zhongpin" brand from a regional brand to a national brand, we intend to expand our production into other provinces in which pork is traditionally consumed in significant quantities and in which there is a sufficient hog supply. In an effort to minimize our risk and the potential of losses when expanding into new markets, in the past, we have entered certain markets by leasing, rather than purchasing or constructing, our production facilities because we believe that, even after conducting comprehensive market research and professional due diligence, there is significant risk that a market will not generate the level of sales we expect. In the future, we would like to replicate our success in Henan province in other provinces in northern and eastern China where we would like to build capacity clusters similar to the cluster we constructed in Henan province. We intend to lease, acquire or build new facilities to support the development of our target markets.

Our capacity utilization rate was approximately 77%, 77% and 74% for 2011, 2010 and 2009, respectively. The capacity utilization rate is calculated by using our production quantity divided by our weighted average capacity in each year. Our capacity utilization rate fluctuated during those periods due to the supply of live hogs and raw materials in certain periods, the price fluctuation for live hogs in different areas near our production facilities, our maintenance of machinery and facilities, and our sales capability. Our ability to maintain higher utilization rates is also impacted by how quickly we are able to ramp up production at newly constructed facilities and how quickly the market for our products develops in new target geographies. Our target capacity utilization rate at our production facilities is approximately 75% for chilled and frozen pork products facilities and approximately 80% for prepared pork products facilities. The utilization rate we maintained in 2011 was primarily due to the strong market demand for our products. We anticipate that it will typically require three to six months for utilization rates at our new production facilities to reach our target utilization rate.

Our products are sold under the “Zhongpin” brand name. As of December 31, 2011, our customers included 122 international and domestic fast food companies in China, 136 processing factories and 1,423 school cafeterias, factory canteens, hotels, army bases, hospitals and government departments. At such date, we also sold directly to 3,428 retail outlets, including supermarkets, within China.

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

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry, considering factors such as general economic conditions and industry-specific economic condition in China, historical customer performance, as well as anticipated customer performance. We maintain a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We also examine the credit terms of significant customers regularly and ask for more cash deposits if these customers appear to have any indicators of delaying their payments to us. Such deposits are usually applied towards the outstanding accounts receivable. The focus of our collection effort is on receivable balances less than one year old, as receivable over a year old has typically been insignificant compared to the total gross receivable. With such a practice in place, we did not have any specific bad debt allowance provided against specific customers as of December 31, 2011.

Inventories. Inventories are comprised of raw materials and low-value consumables, work-in-progress, and finished goods. Inventories are stated at the lower of cost or market-based prices according to the weighted average method. Production cost components include the purchase cost of live hogs, direct labor, depreciation, packaging material, utility expense and other manufacturing overhead. By using a systematic costing system, the production cost is allocated to various products at the stage of work-in-progress and finished goods, respectively. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. We regularly inspects the shelf life of prepared foods and, if necessary, writes down their carrying value based on their salability and expiration dates as cost of goods sold.

Impairment of Long-Lived Assets. We review long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted future cash flows expected to result from the use and eventual disposition of that asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that we consider important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) negative industry or economic trends. On an annual basis, we assess whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. We concluded that there were no such events or changes in circumstances during fiscal 2011.

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

We were established under the laws of the State of Delaware and are subject to U.S. federal income tax and Delaware state income tax. Falcon Link was established under the laws of the British Virgin Islands and is not subject to income tax in accordance with the laws and regulations of the British Virgin Islands. Our other operating subsidiaries, which are located in China, are subject to the PRC Enterprise Income Tax ("EIT") Law, which was effective January 1, 2008 and has a uniform statutory tax rate of 25%. Under the EIT law, income derived by an enterprise primarily from the processing of agricultural products (including slaughtering live hogs) is exempt from EIT. Consequently, the majority of our subsidiaries in China that engage in the slaughtering of live hogs are exempted from EIT. Such exempted income before income tax is deemed as part of a permanent difference for the purpose of determining the proper income tax provision. Our remaining subsidiaries in China are subject to the uniform 25% tax rate on non-primary processing of agricultural products.

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

For the years ended December 31, 2011, 2010 and 2009, there were no unrecognized tax benefits or interest and penalties for uncertain tax positions recorded in income tax expense. We have no unrecognized tax benefit included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

Value Added Tax. In addition to Enterprise Income Tax, our operating subsidiaries located in China are also subject to value added tax imposed by the PRC government on their domestic product sales. The output VAT is charged to customers who purchase goods from us and the input VAT is paid when we purchase goods from our vendors. The input VAT can be offset against the output VAT, however, due to the PRC government prescribed ceiling on how much input VAT an enterprise may deduct in any given month, an input VAT recoverable balance is generated, to be offset against future output VAT. Similar to EIT, VAT recoverable cannot be utilized by another subsidiary within the group of companies consolidated for financial reporting purposes. On a semi-annual basis, we forecast for each subsidiary separately the amount of sales revenue necessary to fully utilize the VAT recoverable. The factors we consider in performing these forecasts include industry-specific and local economic conditions, as well as consumer behavior by the subsidiaries' designated geographical region and the demographics within those regions. Once the VAT recoverable for a subsidiary is determined to be non-recoverable in part or in full, the VAT recoverable is written-off as impairment loss. For the years ended December 31, 2011, 2010, and 2009, $1,614,167, $1,015,780, and $56,103 of impairment loss were recognized, respectively.

Share-Based Compensation. We adopted the Financial Accounting Standards Board, Accounting Standards Codification (Topic 718), Stock Compensation, (ASC 718, formerly FASB Statement 123(R)), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. The determination of the fair value of our stock options at the grant date requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of ASC 718. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. If factors change and we employ different assumptions in the application of ASC 718 in future periods, the compensation expense recorded under ASC 718 may differ significantly from the amount recorded in the current period. During fiscal 2011, expected stock price volatility and the assumed risk free rate both increased slightly based upon recent historical trends. These changes are not material to our consolidated financial position or results of operations. There were no other material changes in the estimates or assumptions used to determine share-based compensation during fiscal 2011.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of income and certain other information, each expressed as a percentage of sales revenues.

	Years Ended December 31,
	2011		2010		2009
	Amount	% of Sales revenues	Amount	% of Sales revenues	Amount	% of Sales revenues
	(U.S. dollars in thousands)
Sales revenues	$1,456,208	100.0%	$946,720	100.0%	$726,037	100.0%
Cost of sales	(1,304,879)	-89.6%	(835,991)	-88.3%	(639,560)	-88.1%
Gross profit	151,329	10.4%	110,729	11.7%	86,478	11.9%
General and administrative expenses	(29,233)	-2.0%	(24,063)	-2.5%	(18,802)	-2.6%
Selling expenses	(33,582)	-2.3%	(20,727)	-2.2%	(14,708)	-2.0%
Research and development expenses	(496)	0.0%	(639)	0.0%	(57)	0.0%
Impairment loss	(1,614)	-0.1%	(1,016)	-0.1%	(56)	0.0%
Gain on disposal of a subsidiary	—	—%	—	—%	654	0.1%
Loss from sale-leaseback transaction	—	—%	—	—%	(601)	-0.1%
Income (loss) from operations	86,404	5.9%	64,286	6.8%	52,908	7.3%
Interest expense	(21,548)	-1.5%	(7,910)	-0.8%	(6,100)	-0.8%
Other income (expense)	233	0.0%	1,954	0.2%	(839)	-0.1%
Government subsidies	3,934	0.3%	4,184	0.4%	3,441	0.5%
Net income before taxes	69,023	4.7%	62,513	6.7%	49,409	6.8%
Provision for income taxes	(4,808)	-0.3%	(4,234)	-0.4%	(3,819)	-0.5%
Net income after taxes	64,215	4.4%	58,280	6.2%	45,590	6.3%
Net income attributable to noncontrolling interest	6	0.0%	—	—%	—	—%
Net income attributable to Zhongpin Inc. shareholders	64,221	4.4%	58,280	6.2%	45,590	6.3%
Foreign currency translation adjustment attributable to Zhongpin Inc. shareholders	23,328	1.6%	10,638	1.1%	(156)	0.0%
Comprehensive income attributable to Zhongpin Inc. shareholders	$87,549	6.0%	$68,918	7.3%	$45,435	6.3%

In 2012, we expect that the demand for pork in China and the results of the pork and pork products segment of our business will remain strong while live hog prices will drop approximately 15%-20%, compared with 2011. We anticipate that our profit margin in 2012 will decrease due to increased competition in the industry, the expected increase in labor cost and overheads, and the expected increase in quality control cost in response to increased importance on food safety placed by government and consumers.

Comparison of Years Ended December 31, 2011 and December 31, 2010

Revenue. Total revenue increased from $946.7 million in 2010 to $1,456.2 million in 2011, which represented an increase of $509.5 million, or approximately 54%. The increase in revenues was primarily due to the increased pork price resulting from the imbalance of supply and demand in the market and increased cost to raise hogs, and also due to increased sales volume in our meat and meat products segment resulting from the effects of the continuing increases in the number of our retail stores, geographic expansion and increased sales to food service distributors in China during the year.

The following table presents certain information regarding our sales by product division for 2011 and 2010.

	Sales by Division
	Year Ended December 31, 2011			Year Ended December 31, 2010
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	309,545	$890.1	$2,876	265,315	$514.6	$1,940
Frozen pork	134,537	347.7	2,584	152,766	258.5	1,692
Prepared pork products	88,505	202.5	2,288	77,078	157.4	2,042
Vegetables and Fruits	17,668	15.9	900	20,497	16.2	790

Total	550,255	$1,456.2	$2,646	515,656	$946.7	$1,836

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

In 2011, we increased our sales of chilled pork products by approximately $375.5 million over the amount of our sales of such products in 2010. As shown in the table above, our average price during 2011 was approximately $2,876 per metric ton for chilled pork, compared to $1,940 during 2010, an increase of 48%. The number of metric tons of chilled pork sold during 2011 increased by 44,230, or 17% from 2010. Our total revenue increased primarily due to the increase in average price in 2011 as a result of market fluctuations, and partially due to successful capacity expansion, increased sales to existing customers, and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In 2011, we increased our sales of frozen pork products by approximately $89.2 million over the amount of our sales of such products in 2010. Our average price during 2011 was approximately $2,584 per metric ton for frozen pork compared to $1,692 during 2010. The number of metric tons of frozen pork sold during 2011 decreased by 18,229, or 12% from 2010. Our total revenue increased primarily due to the increase in average price in 2011 as a result of market fluctuations, which was partially offset by volume decrease due to our changed strategy focusing on higher margin products, such as chilled pork products and prepared pork products and less on frozen pork products..

In 2011, we increased our sales of prepared pork products by approximately $45.1 million over the amount of our sales of such products in 2010. Our average price during 2011 was approximately $2,288 per metric ton for prepared pork products compared to $2,042 during 2010, an increase of 12%. The number of metric tons of prepared pork products sold during 2011 increased by 11,427, or 15%, from 2010. This product division is becoming more important to our business as customers increasingly demand prepared pork products. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacities for this division.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold in 2011 was partly attributable to our effort to expand our distribution channels. The following table sets forth the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume
			Net	Percentage
	December 31,		Change	of Change
	2011	2010

Showcase store	162	157	5	3%
Branded stores	1,310	1,072	238	22%
Supermarket counters	1,956	2,097	(141)	(7)%
Total	3,428	3,326	102	3%

First-tier cities	29	29	—	—
Second-tier cities	134	130	4	3%
Third-tier cities	432	421	11	3%
Total	595	580	15	3%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table shows our revenues by distribution channel in 2011 and 2010, respectively.

	Sales by Distribution Channel (U.S. dollars in millions)
			Net	Percentage
	Years Ended December 31		Change	of Change
	2011	2010

Retail channels	$466.5	$363.4	$103.1	28%
Wholesalers and distributors	536.4	308.1	228.3	74%
Restaurants and food service	416.2	263.0	153.2	58%
Export	37.1	12.2	24.9	204%

Total	$1,456.2	$946.7	$509.5	54%

The increase in sales to different distribution channels was primarily due to the following factors:

•	we have built up our brand image and brand recognition through general advertising displays and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products;

•	we believe consumers are placing more weight on food safety considerations and are willing to pay higher prices for safe food products; and

•	pork prices began to increase in the middle of 2010 and reached its peak in the third quarter of 2011

Cost of Sales. As discussed above, all of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. Our costs of sales primarily include our costs of raw materials, labor costs and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 95% to 96%, our overhead typically accounts for 2.6% to 3.1% and our labor costs typically accounts for 1.4% to 1.7%, with slight variations from period to period.

	Costs of Sales by Division
	Year Ended December 31, 2011			Year Ended December 31, 2010
	Metric Tons	Amount (in millions)	Average Cost/Metric Ton	Metric Tons	Amount (in millions)	Average Cost/Metric Ton
Pork and Pork Products
Chilled pork	309,545	$803.1	2,594	265,315	$458.3	1,727
Frozen pork	134,537	324.1	2,409	152,766	238.6	1,562
Prepared pork products	88,505	164.5	1,859	77,078	125.7	1,631
Vegetables and Fruits	17,668	13.2	747	20,497	13.4	654

Total	550,255	$1,304.9	2,371	515,656	$836.0	1,621

Our gross profit margin (gross profit divided by sales revenue) decreased from 11.7% in 2010 to 10.4% in 2011. The decrease in our gross profit margin during 2011 was primarily due to (i) competition in the market, (ii) the rise in pork prices being less than the increase in hog prices, which is the bulk of our cost of sales, (iii) increased promotional activities to grow our market share, and (iv) the increase in overhead due to the higher labor cost and utility cost. In addition, we decided to accrue a provision for VAT recoverable because during 2011, our VAT recoverable increased significantly due to a significant increase in hog prices and an increase in our purchase volume. As a result, our gross profit margin was lower than the level we would expect to achieve once we fully integrate our new production facilities and expand into new regional markets for our products. We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses increased from $24.1 million in 2010 to $29.2 million in 2011, which represented an increase of $5.1 million, or approximately 21%. As a percentage of revenues, general and administrative expenses decreased from 2.5% in 2010 to 2.0% in 2011.

The increase in general and administrative expenses during the year ended December 31, 2011 was primarily the result of a $2.3 million increase in salary expense due to the expansion of our business, which required the hiring of more employees and management staff, and a $0.4 million increase in depreciation due to our capacity expansion, which required more property, plant and equipment.

Selling Expenses. Selling expenses increased from $20.7 million in 2010 to $33.6 million in 2011, which represented an increase of $12.9 million, or approximately 62%. As a percentage of revenue, selling expenses increased from 2.2% in 2010 to 2.3% in 2011. The increase in selling expenses was primarily the result of a $2.7 million increase in salary expenses, a $0.3 million increase in advertising expenses and a $5.7 million increase in transportation expenses.

Research and Development Expenses. Research and development expenses decreased from $0.6 million in 2010 to $0.5 million in 2011, which represented a decrease of $0.1 million.

Impairment loss. Impairment loss increased from $1.0 million in 2010 to $1.6 million in 2011, which represented an increase of $0.6 million, or approximately 60%. The increase was primarily the result of a $1.6 million increase in provision of value added tax (“VAT”) recoverable. At the end of 2011, we stopped leasing a facility in Jilin when the leasing agreement expired and moved all those operations to Changchun Zhongpin. The VAT recoverable for Jilin Zhongpin could not be transferred, so we wrote it off.

Interest Expense. Interest expense increased from $7.9 million in 2010 to $21.5 million in 2011, which represented an increase of $13.6 million, or approximately 172%. The increase in interest expense was primarily a result of an increase of $23.9 million in short-term bank loans, an increase of $13.6 million in long-term bank loans, an increase of $159.0 million in bank notes payable and an increase in the interest rates published by the People’s Bank of China, the central bank of China, which increases were partly offset by an increase in interest income. During 2011, we borrowed more bank notes payable because the commercial banks we deal with tightened bank loans according to central government economy policies. These banks encouraged us to borrow through bank notes payable, which are not under the direct control from government.

Other Income, Exchange Gain and Government Subsidies. Other income, exchange gain and government subsidies decreased from $6.1million in 2010 to $4.2 million in 2011, which represented a decrease of $1.9 million or approximately 31%. The decrease was because we booked $2.1 million government subsidies as deferred income in 2011. During 2011, we received a government subsidy as earmarked to finance our capacity expansions in Changchun, Jilin province. We decided to book this subsidy as deferred income and recognize it in the next 30 years. The PRC government provides subsidies to support businesses in the agriculture and related industries, such as ours. Our business, including hog breeding, pork processing, vegetable and fruit processing and cold-chain logistics as well as related food safety and technological innovations, all enjoy policy support from the PRC government. We expect to continue to receive government subsidies in future periods, as the PRC government continues its policy of promoting agriculture and related industries.

Income Taxes. The effective tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw vegetable and fruit products. The increase of $0.6 million in the provision for income taxes in 2011 over 2010 resulted from the increased sales of prepared meat products.

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

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold in 2010 was partly attributable to our effort to expand our distribution channels. The following table sets forth the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume
			Net	Percentage
	December 31,		Change	of Change
	2010	2009

Showcase store	157	145	12	8%
Branded stores	1,072	1,012	60	6%
Supermarket counters	2,097	2,048	49	2%
Total	3,326	3,205	121	4%

First-tier cities	29	29	—	—
Second-tier cities	130	120	10	8%
Third-tier cities	421	383	38	10%
Total	580	532	48	9%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table shows our revenues by distribution channel in 2010 and 2009, respectively.

	Sales by Distribution Channel (U.S. dollars in millions)
			Net	Percentage
	Years Ended December 31		Change	of Change
	2010	2009

Retail channels	$363.4	$301.1	$62.3	21%
Wholesalers and distributors	308.1	217.4	90.7	42%
Restaurants and food service	263.0	200.4	62.6	31%
Export	12.2	7.1	5.1	72%

Total	$946.7	$726.0	$220.7	30%

The increase in sales to different distribution channels was primarily due to the following factors:

•	our production capacity has increased since we put new facilities into operation in 2010 and maintained our utilization rate for all facilities;

•	we have built up our brand image and brand recognition through general advertising display promotions and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products; and

•	we believe consumers are placing an increased importance on food safety and are willing to pay higher prices for safe food products.

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

Research and Development Expenses. Research and development expenses increased from $0.1 million in 2009 to $0.6 million in 2010, which represented an increase of $0.5 million. The increase in research and development expenses was due to the Company's increased effort in developing new products during 2010.

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

Our vegetables and fruits division is involved primarily in the processing of fresh vegetables and fruits. We contract with more than 100 farms in Henan province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export. The proximity of the contracted farms to our operations ensures freshness from harvest to processing. We contract to grow more than 25 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans, strawberries and capsicum.

The following tables show our sales in metric tons and production processed in metric tons by division in 2011, 2010 and 2009 and the percentage increases for each division between periods.

	Sales by Division (in metric tons)
	Years Ended December 31,		Net Increase	Percentage Increase
	2011	2010	2011/2010	2011/2010
Pork and Pork Products
Chilled pork	309,545	265,315	44,230	17%
Frozen pork	134,537	152,766	(18,229)	(12)%
Prepared pork products	88,505	77,078	11,427	15%
Vegetables and Fruits	17,668	20,497	(2,829)	(14)%
Total	550,255	515,656	34,600	7%

	Production by Division (in metric tons)
	Years Ended December 31,		Net Increase	Percentage Increase
	2011	2010	2011/2010	2011/2010
Pork and Pork Products
Chilled pork	309,530	265,218	44,312	17%
Frozen pork	140,244	156,461	(16,217)	(10)%
Prepared pork products	88,489	76,395	12,094	16%
Vegetables and Fruits	15,774	19,259	(3,485)	(18)%
Total	554,036	517,332	36,704	7%

	Sales by Division (in metric tons)
	Years Ended December 31,		Net Increase	Percentage Increase
	2010	2009	2010/2009	2010/2009
Pork and Pork Products
Chilled pork	265,315	214,253	51,062	24%
Frozen pork	152,766	133,034	19,732	15%
Prepared pork products	77,078	41,360	35,718	86%
Vegetables and Fruits	20,497	16,825	3,672	22%
Total	515,656	405,472	110,184	27%

	Production by Division (in metric tons)
	Years Ended December 31,		Net Increase	Percentage Increase
	2010	2009	2010/2009	2010/2009
Pork and Pork Products
Chilled pork	265,218	214,119	51,099	24%
Frozen pork	156,461	145,385	11,076	8%
Prepared pork products	76,395	42,757	33,638	79%
Vegetables and Fruits	19,259	17,896	1,363	8%
Total	517,332	420,157	97,176	23%

Liquidity and Capital Resources and Capital Commitment

Liquidity and Capital Resources

We have financed our operations over the three years ended December 31, 2011 primarily through cash from operating activities, borrowings under our lines of credit with various commercial banks in China, net proceeds from the sale of our equity securities and the proceeds from the exercise of certain of our outstanding stock purchase warrants. In October 2009, we completed a registered direct common stock offering and received net proceeds of approximately $57.1 million. In November 2009, we entered into capital lease agreements and obtained net proceeds of $14.3 million. In March 2011, we completed a follow-on underwritten registered public offering and received net proceeds of approximately $66.4 million. We will continue to finance our construction in progress and expansion of our facilities through operating cash flow, loans from commercial banks and proceeds from capital markets by issuing new shares. As of December 31, 2011, 2010 and 2009, we had cash and cash equivalents of $135.8 million, $84.2 million and $69.0 million, respectively. Working capital at December 31, 2011, 2010 and 2009 were $10.1 million, $35.0 million and $23.7 million, respectively.

Net cash provided by operating activities was $73.8 million, $68.6 million and $40.8 million, respectively, in 2011, 2010 and 2009.

Year 2011

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

In 2011, net cash provided by operating activities was $73.8 million, which represented an increase of $5.2 million as compared to net cash provided by operating activities of $68.6 million in 2010. Of the $5.2 million increase, net income accounted for a $5.9 million increase, non-cash items accounted for a $5.8 million increase, offset by changes in operating assets and liabilities of $6.6 million. Of the non-cash items, depreciation and amortization accounted for $4.3 million of the increase in cash provided by operating activities due to the fact that more plants, equipment and machinery were put into use during 2011.

Cash flow from changes in operating assets and liabilities accounted for approximately $6.6 million of the decrease, as compared to the cash flow of $8.8 million increase from changes in operating assets and liabilities in 2010. Of the $6.6 million decrease, $21.9 million was attributable to the change of cash flow from inventories due to the fact that we put more facilities into operation and consequently increased our inventory levels to maintain basic inventory for each facility; a $4.8 million decrease was attributable to the change in cash flow from purchase deposits due to an increase in hog prices which caused us to pay more in purchase deposits to secure our supply of hogs; a $2.5 million decrease was attributable to the change in cash flow from tax refund receivables as the increased purchase volume and hog prices caused our tax refunds to increase. The decreases were partly offset by a $7.5 million increase attributable to the change in cash flow from accounts payable and a $8.4 million increase attributable to the change of cash flow from other payables.

Net cash used in investing activities was $240.2 million in 2011, which represented an increase of $139.4 million as compared to net cash of $100.8 million used in investing activities in 2010. We spent $79.3 million more on the costs of construction for new production facilities, $9.7 million more on acquiring land use rights and $68.7 million more on restricted cash so that we could issue bank notes payable for purchases in 2011 as compared to the prior year. The cash spent on building new production facilities was a result of implementing our development strategy of deploying new production facilities to increase our market coverage.

Net cash provided by financing activities was $211.1 million in 2011, an increase of $166.1 million compared to net cash provided by financing activities of $44.9 million in 2010. In 2011, we received an additional $147.7 million of net proceeds from bank notes, and an additional $14.3 million of short-term bank loans. We repaid an additional $37.2 million in net repayment from long-term bank loans (net of proceeds of long-term loans), and received $66.4 million of net proceeds from issuing common stock. The increases were partly offset by an additional $23.1 million used in repurchasing common stock compared to 2010.

As of December 31, 2011, Henan Zhongpin and its subsidiaries had short-term and long-term bank and governmental loans in the aggregate amount of $228.9 million with a weighted average interest rate per annum of 6.81% as shown in the following table.

Bank	Amount Borrowed	Interest Rate	Maturity Date

Short-term Loans

China Everbright Bank	6,348,300	7.22%	11/09/2012
	1,587,075	7.22%	11/27/2012

China Construction Bank	7,935,374	6.10%	01/21/2012
	6,348,299	6.56%	11/27/2012

Agriculture Development Bank of China	1,976,516	6.56%	06/22/2012
	963,001	6.56%	07/03/2012

Guangdong Development Bank	3,174,150	7.54%	09/15/2012

Bank of Shanghai	3,967,687	7.22%	09/28/2012

China Minsheng Bank	4,761,225	6.71%	06/13/2012
	4,761,225	7.54%	06/30/2012
	1,587,075	7.22%	07/12/2012
	4,761,225	7.22%	08/25/2012

China Merchants Bank	4,761,225	7.32%	02/24/2012
	1,587,075	7.32%	03/29/2012
	2,380,612	7.22%	07/28/2012
	2,380,612	7.22%	07/28/2012
	2,380,612	7.22%	07/28/2012
	2,380,612	7.22%	07/28/2012

China CITIC Bank	3,967,687	7.02%	08/09/2012
	3,174,150	7.02%	11/30/2012

Xuchang Commercial Bank	3,174,150	6.56%	06/12/2012

Rabobank Nederland	7,935,374	6.53%	03/16/2012
	7,935,374	6.10%	03/28/2012

Zhongyuan Trust Co., Ltd.	25,393,198	7.10%	03/29/2012

City Finance –short-term	31,741	0.00%	Extendable
Total	$115,653,574

Long-term Loan-Current portion

Canadian Government Transfer Loan	145,671	6.02%	11/15/2011

Agriculture Bank of China	1,587,075	6.90%	06/27/2012
	7,935,374	6.90%	06/30/2012
	3,174,149	6.90%	12/27/2012

China Merchants Bank	3,174,150	6.90%	11/26/2012
Total	$16,016,419

Long-term Loans

China Construction Bank	3,174,150	6.32%	03/22/2013
	4,761,225	6.32%	06/21/2013
	6,348,300	5.99%	06/29/2013

Agriculture Bank of China	11,268,232	6.65%	02/03/2013
	1,587,074	6.90%	05/27/2013
	11,109,524	6.90%	6/30/2013
	3,967,687	6.65%	12/9/2013
	3,174,149	6.90%	12/27/2013
	11,109,524	6.90%	6/27/2014
	12,696,599	6.90%	6/30/2014
	7,141,837	6.90%	12/27/2014
	6,348,299	6.90%	6/30/2015

China Merchants Bank	4,761,225	6.90%	11/26/2013
	7,141,837	6.90%	11/26/2014

Changge Old Town	1,619,581	7.00%	Extendable

Canadian Government Transfer Loan	1,052,087	*	11/15/2041

Total	$97,261,330

* The principal amount of this loan is interest free.

Of our outstanding short-term loans as of December 31, 2011, $70.1 million aggregate principal amount of loans was secured by our subsidiaries in China and $13.9 million aggregate principal amount of loans was guaranteed by Henan Huanghe Enterprises Group Co., Ltd., an unaffiliated third party (“Huanghe Group”).

Of our long term loans outstanding at December 31, 2011, $75.9 million are secured by land use rights and property, plant and equipment of our subsidiaries. Total of land use rights and property, plant and equipment pledged amounts to $54.8 million at December 31, 2011.

In June 2011, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $23.8 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $23.8 million. The agreement will expire in June 2012. At the expiration of the agreement, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreement. At December 31, 2011, Henan Zhongpin had outstanding guarantees for $23.8 million of Huanghe Group’s bank loans under the agreement. All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months.

Under some of our loan agreements with Agricultural Bank of China, we are subject to certain financial covenants, including debt-to-asset ratio and contingent liability ratio. As of December 31, 2011, we are in compliance with all of these covenants.

We believe our existing cash and cash equivalents, together with our ability to secure bank borrowings, will be sufficient to finance our investment in new facilities, with budgeted capital expenditures of approximately $138.6 million over the next 12 months, and to satisfy our working capital needs. We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders.

Year 2010

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

Capital Commitment

Stock Repurchase Program. In July 2011, the Board of Directors authorized a Stock Repurchase Program to repurchase up to $10 million of our common stock from July 2011 through July 2012. In August 2011, the dollar amount approved under the Stock Repurchase Program was raised to $40 million and the expiration date was extended to August 2012. As of December 31, 2011, we have repurchased 2,798,538 shares at an aggregate cost of approximately $23.1 million.

Capital Expenditure. Please refer to Note 6 to our audited financial statements for description of ongoing construction projects and estimated cost to complete.

Contractual Commitments

The following table summarizes our contractual obligations as of December 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$113,278	$16,016	$88,231	$6,348	$2,672
Interest Payable	14,806	750	13,495	448	113
Capital lease obligations	5,918	5,918	-	-	-
Total	$134,002	$22,684	$101,736	$6,796	$2,785

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

Recently Issued Accounting Pronouncements

Adoption of FASB ASU 2011-11

In December 2011, the FASB issued Accounting Standards Update ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities”(ASU 2011-11). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a significant impact on our consolidated financial statements.

Adoption of FASB ASU 2011-04

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820)”, which provided clarifications for Topic 820 and also included instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurement has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP, and is effective during interim and annual periods beginning after December 15, 2011 for public entities. Early application by public entities is not permitted, and the adoption of ASU 2011-04 is not expected to have a material impact on our consolidated financial position or results of operations.

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

Interest Rate Risk

We are exposed to interest rate risk through our short-term and long-term loans. We have $115.7 million short-term bank loans and $113.3 million long-term bank loans outstanding as of December 31, 2011, and we have not used any derivative financial instruments or engaged in any interest rate hedging activities to manage our interest rate risk exposure. Our future interest expense on short-term or long-term bank loans may increase or decrease due to changes in market interest rates. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of bank loans relative to other sources of funds.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers. No single customer or supplier constitute more than 5% of our consolidated sales revenue for the years ended December 31, 2011 and 2010.

Item 8. – Financial Statements and Supplementary Data

The following consolidated financial statements, notes thereto, and the related independent auditors’ reports contained on pages F-1 and F-2 to our consolidated financial statements are herein incorporated:

Consolidated balance sheets – December 31, 2011 and 2010

Consolidated statements of operations and comprehensive income – Years ended December 31, 2011, 2010 and 2009

Consolidated statement of changes in shareholders’ equity - Years ended December 31, 2011, 2010 and 2009

Consolidated statements of cash flows - Years ended December 31, 2011, 2010 and 2009

Notes to consolidated financial statements - Years ended December 31, 2011, 2010 and 2009

Item 9. – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation under the framework in Internal Control—Integrated Framework issued by COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm, BDO China Shu Lun Pan Certified Public Accountant LLP, has audited the financial statements included in this Form 10-K and has issued an attestation report on our internal control over financial reporting. Their attestation report on our internal control over financial reporting is included in this Item 9A and their attestation report on the audit of the consolidated financial statements are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

During the quarter ended December 31, 2011, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Zhongpin Inc.

Henan province, P.R. China

We have audited Zhongpin Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zhongpin Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Zhongpin Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zhongpin Inc. as of December 31, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012, expressed an unqualified opinion thereon.

Shenzhen, P.R. China

March 14, 2012

Item 9B. – Other Information.

None.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the information under “Election of Directors” and “Directors and Officers” contained in our Proxy Statement for our 2012 Annual Meeting of Shareholders, which we will file with the Commission within 120 days after the end of 2011.

Item 11. – Executive Compensation

The information required by this Item is incorporated by reference to the information under “Directors and Officers - Board of Director Compensation” and “Executive Compensation” contained in our Proxy Statement for our 2012 Annual Meeting of Shareholders, which we will file with the Commission within 120 days after the end of 2011.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the information under “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for our 2012 Annual Meeting of Shareholders, which we will file with the Commission within 120 days after the end of 2011.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information under “Directors and Officers - Director Independence”, “Certain Relationships and Related Transactions” and “Executive Compensation - Equity Compensation Plan Information” contained in our Proxy Statement for our 2012 Annual Meeting of Shareholders, which we will file with the Commission within 120 days after the end of 2011.

Item 14. – Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information under “Ratification of Appointment of Independent Registered Public Accounting Firm” contained in our Proxy Statement for our 2012 Annual Meeting of Shareholders, which we will file with the Commission within 120 days after the end of 2011.

PART IV

Item 15. – Exhibits and Financial Statement Schedules.

(a)          Documents filed as part of this Report:

(1)	Report of Independent Registered Public Accounting Firm

Financial Statements covered by the Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Income for the Years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009

(2)	Schedules for the years ended December 31, 2011, 2010 and 2009

Schedule I, Condensed Financial Information of Registrant, is included in Note 16 to our audited financial statements and is incorporated into this Item 15(a)(2) by reference.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information has been provided in the consolidated financial statements or notes thereto.

(b)         Exhibits:

3.1	Certificate of Incorporation of the Registrant filed February 4, 2003 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2004.

3.2	Amendment to Certificate of Incorporation of the Registrant filed on January 27, 2006 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.

3.3	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant filed January 30, 2006 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.

3.4	Amendment to Certificate of Incorporation of the Registrant filed February 16, 2006 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006.

3.5	Amendment to the Certificate of Incorporation of the Registrant filed March 20, 2007 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.

3.6	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2007.

10.1	Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-156007) filed with the Securities and Exchange Commission on December 8, 2008.**

10.2	Mutual Guarantee Agreement dated June 24, 2011 between Henan Zhongpin Food Share Co., Ltd. and Henan Huanghe Enterprises Group Co., Ltd. (Translated from Mandarin).

10.3	Leasing Agreement dated November 4, 2009 between Zhumadian Zhongpin Food Co., Ltd and De Lage Landen (China) Co., Ltd., incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010. (Translated from Mandarin).

10.4	Transfer Contract dated November 4, 2009 between Zhumadian Zhongpin Food Co., Ltd and De Lage Landen (China) Co., Ltd., incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010. (Translated from Mandarin).

10.5	Financial Leasing Contract dated November 20, 2009 between Henan Zhongpin Food Share Co., Ltd. and CMB Financial Leasing Co., Ltd., incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010. (Translated from Mandarin).

10.6	Financial Leasing Contract dated November 20, 2009 between Luoyang Zhongpin Food Co., Ltd. and CMB Financial Leasing Co., Ltd., incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010. (Translated from Mandarin).

10.7	Transfer Loan Agreement dated May 31, 2005 between Bank of Communications, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.8	Agreement on Trust of Share Equity of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Xianfu Zhu, Ben Baoke, Si Shuichi, Wang Qinghe, Liu Chaoyang and Wang Juanjuan and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.9	Agreement on Transfer of Equity Interest of Henan Zhongpin Food Co., Ltd. dated August 16, 2005 between Xianfu Zhu, Ben Baoke, Si Shuichi, Wang Qinghe, Liu Chaoyang and Wang Juanjuan (Transferors) and Falcon Link Investment Ltd., incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.10	Registration Rights Agreement, dated as of January 30, 2006, by and among the Registrant and the purchaser named therein, incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on July 6, 2006 (or our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006).

10.11	Amendment dated as of December 21, 2006 [to Registration Rights Agreement dated as of January 30, 2006,] among the Registrant and the Investors named therein, incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on December 22, 2006.

10.12	Form of Warrant to purchase common stock, incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.

10.13	Placement Agent Warrant Agreement, dated as of January 30, 2006, between the Registrant and TN Capital Equities, Ltd., incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on July 6, 2006.

10.14	Common Stock Purchase Warrant dated June 15, 2006, between the Registrant and CCG Partners LLC, incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on September 12, 2006.

10.15	Form of Common Stock Purchase Warrant issued in December 2006, incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on December 22, 2006.

10.16	Asset Acquisition Agreement, dated as of June 29, 2007, between Henan Zhongpin Food Share Co., Ltd. and Deyang East China Food Company Limited, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 3, 2007. (Translated from Mandarin).

10.17	Registration Rights Agreement, dated as of September 28, 2007, between the Registrant and the investors listed therein, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2007.

10.18	Form of Placement Agent Warrant incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14.1	Code of Business Conduct and Ethics of the Registrant, incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of BDO China Shu Lun Pan Certified Public Accountant LLP

23.2	Consent of BDO China Dahua CPA Co., Ltd.

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

*     Original agreement in Mandarin, summary of key terms attached.

**   Management contract or compensatory plan or arrangement.

*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 14th day of March 2012.

Zhongpin Inc.
(Company)

By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xianfu Zhu	Chairman of the Board of Directors	March 14, 2012
Xianfu Zhu	and Chief Executive Officer
(Principal Executive Officer)

/s/ Feng Wang	Chief Financial Officer	March 14, 2012
Feng Wang	(Principal Financial and
Accounting Officer)

/s/ Baoke Ben	Director	March 14, 2012
Baoke Ben

/s/ Xiaosong Hu	Director	March 14, 2012
Xiaosong Hu

/s/ Raymond Leal	Director	March 14, 2012
Raymond Leal

/s/ Yaoguo Pan	Director	March 14, 2012
Yaoguo Pan

Zhongpin Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

Zhongpin, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Zhongpin Inc.

Henan province, P.R. China

We have audited the accompanying consolidated balance sheets of Zhongpin Inc. as of December 31, 2011 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zhongpin Inc. at December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zhongpin Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, P.R. China
March 14, 2012

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

/s/ BDO China Dahua CPA Co., Ltd.

Shenzhen, P.R. China

March 7, 2011

ZHONGPIN INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in U.S. dollars)

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$135,845,095	$84,172,186
Restricted cash	91,444,216	17,527,056
Bank notes receivable	29,171,060	19,282,740
Accounts receivable, net of allowance for doubtful accounts of $ $2,323,920 and $1,708,479	40,161,898	30,784,463
Other receivables, net of allowance for doubtful accounts of $449,048 and $232,751	1,081,311	1,035,850
Purchase deposits	14,320,357	7,415,567
Inventories	41,944,020	26,534,014
Prepaid expenses	379,633	391,386
Allowance receivable	3,116,108	2,477,928
VAT recoverable	30,472,864	20,771,902
Deferred tax assets	572,791	397,744
Other current assets	1,545,534	442,080
Total current assets	390,054,887	211,232,916

Long-term investment	476,122	452,987
Property, plant and equipment (net)	427,929,871	291,567,396
Deposits for purchase of land use rights	27,930,404	17,059,644
Construction in progress	47,887,224	30,433,905
Land use rights	96,981,393	86,475,708
Deferred charges	8,665	21,686
Other non-current assets	-	1,436,726

Total assets	$991,268,566	$638,680,968

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$115,653,574	$91,774,025
Bank notes payables	177,627,006	18,646,473
Long-term loans - current portion	16,016,419	14,943,260
Capital lease obligation – current portion	5,769,600	7,282,720
Accounts payable	15,693,948	8,551,003
Other payables	26,873,586	15,842,331
Accrued liabilities	12,596,651	9,794,474
Deposits from customers	12,550,096	8,255,194
Tax payable	1,822,812	1,604,847
Deferred subsidy-current portion	68,773	-
Total current liabilities	384,672,465	176,694,327

Deferred tax liabilities	524,399	362,135
Deposits from customers-long term portion	2,615,449	1,958,827
Capital lease obligation	-	4,999,454
Long-term loans	97,261,330	83,672,401
Deferred subsidy-long term portion	1,988,693	-
Total liabilities	487,062,336	267,687,144

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in U.S. dollars)

	December 31, 2011	December 31, 2010
Equity
Common stock: par value $0.001; 100,000,000 authorized; 40,355,502 and 35,338,160 shares issued and outstanding	40,355	35,338
Additional paid in capital	239,364,449	171,401,989
Retained earnings	234,200,071	169,979,344
Treasury stock, at cost: 2,798,538 and 0 shares in 2011 and 2010	(23,131,074)	-
Accumulated other comprehensive income	52,905,053	29,577,153
Total Zhongpin Inc. Shareholders’ Equity	503,378,854	370,993,824
Non-controlling interest	827,376	-
Total shareholders’ equity	504,206,230	370,993,824
Total liabilities and shareholders’ equity	$991,268,566	$638,680,968

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amount in U.S. dollars)

	Year Ended December 31,
	2011	2010	2009

Revenues
Sales revenues	$1,456,208,266	$946,720,275	$726,037,187
Cost of sales	(1,304,879,663)	(835,990,804)	(639,559,678)
Gross profit	151,328,603	110,729,471	86,477,509

Operating expenses
General and administrative expenses	(29,232,976)	(24,062,697)	(18,802,329)
Selling expenses	(33,581,604)	(20,726,564)	(14,707,582)
Research and development expenses	(495,815)	(638,899)	(56,948)
Impairment Loss	(1,614,167)	(1,015,780)	(56,103)
Gain on disposal of a subsidiary	-	-	654,249
Loss from sale-leaseback transaction	-	-	(600,759)
Total operating expenses	(64,924,562)	(46,443,940)	(33,569,472)

Income from operations	86,404,041	64,285,531	52,908,037

Other income (expense)
Interest expense, net	(21,547,864)	(7,910,006)	(6,099,667)
Other income (expenses), net	233,075	1,953,667	(839,491)
Government subsidies	3,933,821	4,184,302	3,440,569
Total other income (expense)	(17,380,968)	(1,772,037)	(3,498,589)

Net income before taxes	69,023,073	62,513,494	49,409,448
Provision for income taxes	(4,808,041)	(4,233,525)	(3,819,068)

Net income after taxes	64,215,032	58,279,969	45,590,380
Net income attributable to non-controlling interest	5,695	-	-
Net income attributable to Zhongpin Inc. shareholders	64,220,727	58,279,969	45,590,380

Foreign currency translation adjustment	23,361,288	10,638,236	(155,673)
Foreign currency translation adjustment attributable to non-controlling interest	(33,388)	-	-
Foreign currency translation adjustment attributable to Zhongpin Inc. shareholders	23,327,900	10,638,236	(155,673)

Comprehensive income	$87,576,320	$68,918,205	$45,434,707
Comprehensive income attributable to noncontrolling interest	(27,693)	-	-
Comprehensive income attributable to Zhongpin Inc. shareholders	$87,548,627	$68,918,205	$45,434,707

Basic earnings per common share	$1.66	$1.67	$1.48
Diluted earnings per common share	$1.66	$1.65	$1.46
Basic weighted average shares outstanding	38,505,027	34,837,656	30,750,054
Diluted weighted average shares outstanding	38,539,880	35,270,410	31,230,536

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Amount in U.S.dollars)

	Preferred Stock		Common Stock		Treasury stock		Additional Paid In	Retained	Accumulated Other Comprehensive	Total Zhongpin Inc. shareholders’	Non-controlling	Total shareholders’
	Shares	Par value	Shares	Par value	Shares	Total cost	Capital	Earnings	Income	equity	interest	equity
Balance December 31, 2008	2,129,200	2,129	27,504,918	27,505	-	-	105,680,772	66,108,995	19,094,590	190,913,991	-	190,913,991
Warrants exercised (cashless)	-	-	248,196	248	-	-	(248)	-	-	-	-	-
Warrants exercised (cash)	-	-	180,000	180	-	-	1,671,020	-	-	1,671,200	-	1,671,200
Conversion of preferred shares	(2,129,200)	(2,129)	2,129,200	2,129	-	-	-	-	-	-	-	-
Compensation expense for stock option granted	-	-	-	-	-	-	1,679,958	-	-	1,679,958	-	1,679,958
Common shares offering	-	-	4,600,000	4,600	-	-	57,138,400	-	-	57,143,000	-	57,143,000
Net income for the period	-	-	-	-	-	-	-	45,590,380	-	45,590,380	-	45,590,380
Translation adjustment	-	-	-	-	-	-	-	-	(155,673)	(155,673)	-	(155,673)
Balance December 31,2009	-	-	34,662,314	34,662	-	-	166,169,902	111,699,375	18,938,917	296,842,856	-	296,842,856
Warrants exercised (cashless)	-	-	135,057	135	-	-	(135)	-	-	-	-	-
Warrants exercised (cash)	-	-	497,789	498	-	-	2,503,454	-	-	2,503,952	-	2,503,952
Option exercised	-	-	43,000	43	-	-	384,997	-	-	385,040	-	385,040
Compensation expense for stock option granted	-	-	-	-	-	-	2,343,771	-	-	2,343,771	-	2,343,771
Net income for the period	-	-	-	-	-	-	-	58,279,969	-	58,279,969	-	58,279,969
Translation adjustment	-	-	-	-	-	-	-	-	10,638,236	10,638,236	-	10,638,236
Balance December 31,2010	-	-	35,338,160	35,338	-	-	171,401,989	169,979,344	29,577,153	370,993,824	-	370,993,824
Warrants exercised (cashless)	-	-	17,342	17	-	-	(17)	-	-	-	-	-
Warrants exercised (cash)	-	-	-	-	-	-	-	-	-	-	-	-
Option exercised	-	-	-	-	-	-	-	-	-	-	-	-
Compensation expense for stock option granted	-	-	-	-	-	-	1,610,815	-	-	1,610,815	-	1,610,815
Common shares offering	-	-	5,000,000	5,000	-	-	66,351,662	-	-	66,356,662	-	66,356,662
Common share repurchase	-	-	-	-	(2,798,538)	(23,131,074)	-	-	-	(23,131,074)	-	(23,131,074)
Net income for the period	-	-	-	-	-	-	-	64,220,727	-	64,220,727	(5,695)	64,215,032
Translation adjustment	-	-	-	-	-	-	-	-	23,327,900	23,327,900	33,388	23,361,288
Capital contribution from noncontrolling interest	-	-	-	-	-	-	-	-	-	-	799,683	799,683
Balance December 31,2011	-	-	40,355,502	40,355	(2,798,538)	(23,131,074)	239,364,449	234,200,071	52,905,053	503,378,854	827,376	504,206,230

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Amount in U.S. dollars)

	Years Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$64,215,032	$58,279,969	$45,590,380
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	17,415,069	13,613,922	8,512,431
Amortization of land use rights	1,886,475	1,422,251	1,019,363
Loss from sale-leaseback	—	—	600,759
Staff welfare amortization	—	(356,074)	—
Provision for allowance for bad debt	714,685	464,311	(291,767)
Impairment loss	1,614,167	1,015,780	56,103
Gain on disposal of fixed asset	(43,123)	(1,139,783)	—
Gain on disposal of a subsidiary	—	—	(649,831)
Stock-based compensation	1,610,815	2,343,771	1,679,959

Changes in operating assets and liabilities:
Accounts receivable	(8,129,664)	(10,049,304)	35,615
Other receivable	(193,590)	(289,947)	1,461,708
Purchase deposits	(6,366,517)	(1,552,498)	(1,546,363)
Prepaid expense	29,478	(195,997)	173,854
Inventories	(13,711,256)	8,194,171	(17,150,749)
Allowance receivables	(499,119)	(2,424,121)	—
Tax refunds receivable	(9,611,116)	(7,150,913)	(6,691,406)
Deferred tax asset/liability, net	(10,696)	(26,560)	207,771
Other current assets	29,527	60,677	(24,377)
Long-term deferred charges	13,782	18,984	8,287
Accounts payable	6,542,278	(975,453)	(241,155)
Other payable	10,003,595	1,637,437	5,804,828
Deferred subsidy	2,007,167	-	-
Accrued liabilities	1,835,646	3,506,546	2,320,858
Taxes payable	132,678	(364,633)	536,402
Deposits from customers	3,778,601	2,693,920	708,045
Deposits from customers-Long term portion	542,973	(88,463)	—
Other noncurrent assets	—	—	(1,348,997)
Net cash provided by (used in) operating activities:	73,806,887	68,637,993	40,771,718

Cash flows from investing activities:
Deposits for purchase of land use rights	(17,581,832)	(7,895,121)	(7,130,023)
Construction in progress	(134,970,620)	(55,719,217)	(83,916,886)
Additions to property and equipment	(16,504,812)	(10,925,116)	(10,459,534)
Additions to land use rights	—	(23,282,316)	(21,347,416)
Proceeds on sale of fixed assets	91,298	—	113,291
Increase in restricted cash	(71,236,828)	(2,530,672)	2,534,362
Long term investment	—	(443,151)	—
Proceeds from disposal of a subsidiary	—	—	1,226,487
Net cash used in investing activities	(240,202,794)	(100,795,593)	(118,979,719)

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Amount in U.S. dollars)

	Years Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Proceeds from (repayment of) bank notes, net	145,479,016	(2,199,139)	(10,405,839)
Proceeds from short-term loans	159,472,347	107,559,768	108,752,427
Repayment of short-term loans	(140,749,090)	(103,171,859)	(91,933,831)
Proceeds from long-term loans	24,772,404	66,681,885	31,844,612
Repayments of long-term loans	(15,382,141)	(20,086,899)	(6,004,498)
Proceeds from capital lease obligation	—	—	16,249,287
Repayment of capital lease obligation	(6,576,095)	(6,729,655)	(1,919,823)
Proceeds from common stock issuance	66,356,662	—	57,143,000
Repurchase of common stock	(23,131,074)	—	—
Proceeds from exercised warrants and option	—	2,888,992	1,671,200
Capital contribution by non-controlling interest	799,953	—	—
Net cash provided by financing activities	211,041,982	44,943,093	105,396,535

Effect of rate changes on cash	7,026,834	2,404,434	(63,441)
Increase (decrease) in cash and cash equivalents	$51,672,909	$15,189,927	$27,125,093
Cash and cash equivalents, beginning of period	84,172,186	68,982,259	41,857,166
Cash and cash equivalents, end of period	135,845,095	84,172,186	68,982,259

Supplemental disclosures of cash flow information:
Cash paid for interest	22,387,434	8,717,320	7,218,082
Cash paid for income taxes	4,675,144	3,880,679	3,195,434

The accompanying notes are an integral part of the consolidated financial statements

1.	ORGANIZATION AND NATURE OF OPERATIONS

Zhongpin Inc. (the "Company") is incorporated in the State of Delaware as a holding company and Henan Zhongpin Food Share Company Limited ("Henan Zhongpin") was incorporated in the People's Republic of China (the "PRC").  Henan Zhongpin is headquartered in Changge City, Henan province. Through its subsidiaries, Henan Zhongpin is principally engaged in the production of pork, prepared meat products and vegetables and fruits, and the retail sales of pork, processed pork products, vegetables and fruits and other grocery items to customers throughout China and other export countries, either directly or through its subsidiaries.

Zhongpin Inc. was incorporated in the State of Delaware under the name "Strong Technical Inc." for the purpose of operating a personnel outsourcing service that provides skilled workers to industry.  On March 30, 2005, an 82.4% controlling interest in the company was acquired by Halter Capital Corporation and all previous operations were discontinued.

On May 20, 2005, Henan Zhongpin Food Co., Ltd. ("HZFC") was established in China for the sole purpose of holding the capital stock of Henan Zhongpin and its subsidiaries. The owners of Henan Zhongpin formed HZFC with an initial investment of 16,000,000 Renminbi ("RMB") ($1,932,367).  HZFC acquired Henan Zhongpin by paying 15,040,000 RMB ($1,816,425) to the shareholders of Henan Zhongpin in exchange for 100% ownership of Henan Zhongpin. The transaction was accounted for as a transfer of entities under common control, wherein Henan Zhongpin was the continuing entity with an increase in registered capital of 960,000 RMB ($115,942).  The historical financial statements of HZFC are essentially those of Henan Zhongpin shown with an increase in capital as if the transfer had taken place at the beginning of the first period presented.

On July 21, 2005, Falcon Link Investment Limited ("Falcon") was incorporated in the territory of the British Virgin Islands ("BVI") as a holding company for the purpose of owning all of the equity interests of HZFC. Falcon acquired 100% ownership of HZFC by paying 21,285,300 RMB ($2,650,000) to the shareholders of HZFC, who also were the shareholders of Falcon.  The transaction was accounted for as a transfer of entities under common control, wherein HZFC was the continuing entity.  The historical financial statements of Falcon are essentially those of HZFC and are shown as if the transfer had taken place at the beginning of the first period presented.

On January 30, 2006, Zhongpin, Inc., then known as Strong Technical Inc., consummated an agreement with the shareholders of Falcon whereby Zhongpin Inc. issued 11,250,000 shares of common stock in exchange for all of the issued and outstanding stock of Falcon.  Immediately prior to the transaction there were 502,568 shares outstanding as compared to 11,752,568 shares outstanding immediately following the transaction.  Consequently, Falcon became a wholly owned subsidiary of Zhongpin Inc.  The transaction was accounted for as a reverse acquisition resulting in a recapitalization of Falcon, wherein Falcon's historical financial statements became those of Zhongpin Inc., retrospectively restated to reflect the adopted capital structure of Zhongpin Inc. as if the transaction had occurred at the beginning of the first period presented.  These financial statements have been adjusted to reflect such restatement.

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

Details of Henan Zhongpin’s subsidiaries are as follows:

NAME	DOMICILE/DATE OF INCORPORATION	REGISTERED CAPITAL	PERCENTAGE OF OWNERSHIP

Henan Zhongpin Import and Export Trading Company Limited	PRC/Aug. 11, 2004	5,060,000 RMB ($611,111)	100.00%

Zhumadian Zhongpin Food Company Limited	PRC/June 7, 2006	60,000,000 RMB ($8,585,398)	100.00%

Anyang Zhongpin Food Company Limited	PRC/Aug. 21, 2006	34,800,000 RMB ($5,094,422)	100.00%

Henan Zhongpin Fresh Food Logistics Company Limited	PRC/Sept. 14, 2006	1,500,000 RMB ($189,665)	100.00%

Deyang Zhongpin Food Company Limited	PRC/Sept. 25, 2006	15,000,000 RMB ($1,893,652)	100.00%

Henan Zhongpin Business Development Company Limited	PRC/Sept. 27, 2006	5,000,000 RMB ($632,215)	100.00%

Luoyang Zhongpin Food Company Limited (“Luoyang Zhongpin”)	PRC/Jan.18, 2007	60,000,000 RMB ($8,703,452)	100.00%

Yongcheng Zhongpin Food Company Limited	PRC/Mar. 1, 2007	60,000,000 RMB ($8,783,487)	100.00%

Tianjin Zhongpin Food Company Limited	PRC/Sept. 14, 2007	100,000,000 RMB ($14,639,145 )	100.00%

Jilin Zhongpin Food Company Limited	PRC/Dec. 11, 2008	1,000,000 RMB ($145,688)	100.00%

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	PRC/Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100.00%

Taizhou Zhongpin Food Company Limited	PRC/May 12, 2010	50,000,000 RMB ($7,362,794)	100.00%

NAME	DOMICILE/DATE OF INCORPORATION	REGISTERED CAPITAL	PERCENTAGE OF OWNERSHIP
Changchun Zhongpin Food Company Limited	PRC/Aug. 6, 2010	50,000,000 RMB ($7,382,253)	100.00%

Henan Zhongpin Xinda Agriculture and Animal Husbandry Company Limited	PRC/June 1, 2011	15,000,000 RMB ($2,287,841)	65.00%

Kunshan Zhongpin Cold Chain Logistics Company Limited	PRC/June 3, 2011	300,000,000 RMB ($46,356,388)	100.00%

Tangshan Zhongpin Food Company Limited	PRC/Nov. 15, 2011	5,000,000 RMB ($788,196)	100.00%

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Non-controlling Interests

Effective July 1, 2009, the Company adopted the authoritative pronouncement issued by the Financial Accounting Standards Board (the “FASB”) regarding non-controlling interests in consolidated financial statements. The pronouncement requires non-controlling interests to be separately presented as a component of equity in the consolidated financial statements.

Foreign Currency Translations and Transactions

RMB, the national currency of China, is the primary currency that the Company’s China-based subsidiaries use. The United States dollar (“U.S. dollar”) is the functional currency used by Falcon and Zhongpin Inc. to record all of their activities. The Company uses the U.S. dollar for financial reporting purposes.

The Company translates assets and liabilities into U.S. dollars using the middle rate published by the People’s Bank of China as of the balance sheet date. The consolidated statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of financial statements from RMB into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive loss – translation adjustments. Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

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

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in China. The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company. Such deposits are usually applied for the collection of the outstanding accounts receivable during the year. With such a practice in place, the Company did not have any specific allowance for doubtful accounts provided against specific customers at December 31, 2011 and December 31, 2010, respectively.

The following table presents allowance activities in accounts receivable.

	December 31, 2011	December 31, 2010

Beginning balance	$1,708,479	$1,132,038

Addition to/(Reduction in) allowance for bad debt	615,441	576,441

Ending balance	$2,323,920	$1,708,479

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, other receivables, advance to vendors, accounts payable and accrued liabilities, capital lease obligations and short-term loans are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of capital lease obligations approximate their fair value based on the Company’s current incremental borrowing rates for similar types of arrangements. Long-term debt approximates fair value since the bank term loans are fixed rate instruments and bear interests at the rate dictated and published by the People's Bank of China. The current rates published by the People's Bank of China approximate the interest rates of the loans outstanding. (See Note 14 for further details).

Shipping and Handling Cost

All shipping and handling fees are included in selling expenses.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $3,913,185, $3,484,126 and $2,309,968 for fiscal 2011, 2010 and 2009, respectively.

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

Stock Compensation

The Company receives employee and certain non-employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The Company accounts for stock compensation expense under the fair value recognition provisions of the Financial Accounting Standards Board, Accounting Standards Codification (ASC) Topic 718 (ASC 718), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. See Note 11, "Stock Warrants and Options", for further discussion on stock compensation expense.

Earnings Per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. Such shares are excluded if determined to be anti-dilutive. Of the 1,314,564 options outstanding at December 31, 2011, 547,000 options were anti-dilutive and therefore excluded from the computation of diluted earnings per share. The number of shares of common stock underlying the outstanding stock warrants and options at December 31, 2011, 2010 and 2009 were 767,564, 1,055,564 and 1,478,765, respectively, which were all included in the computation of diluted earnings per share.

Government Subsidies

The Company’s subsidiaries in China receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, the Company presents the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense or interest expenses. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met. The information relating to government subsidies received and recognized is presented in Note 13.

Research and Development Expenses

Research and development costs are expensed as incurred. Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the years ended December 31, 2011, 2010 and 2009 were $2,510,000, $3,130,000 and $2,803,634, respectively. After offsetting the government subsidies received by the Company that were specified for supporting the Company’s research and development efforts, the net research and development expenses for the years ended December 31, 2011, 2010 and 2009 were $495,815, $638,899 and $56,948, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Appropriation of Statutory Reserve

Under the corporate law and relevant regulations in the PRC, all of the subsidiaries of the Company located in the PRC are required to appropriate a portion of its retained earnings to statutory reserve. All subsidiaries located in the PRC are required to appropriate 10% of its annual after-tax income each year to the statutory reserve until the statutory reserve balance reaches 50% of the registered capital. In general, the statutory reserve shall not be used for dividend distribution purposes. For the years ended December 31, 2011, 2010 and 2009, the appropriation of statutory reserves were $7.1 million, $6.4 million and $5.1 million, respectively. As of December 31, 2011 and 2010, the appropriation of statutory reserves were $29.5 million and $22.3 million, respectively.

Comprehensive Income (Loss)

The Company adopted FASB Accounting Standards Codification 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to shareholders' equity except those due to investments by owners and distributions to owners.

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

Zhongpin Inc. was incorporated under the laws of the State of Delaware on February 4, 2003 and is subject to federal income tax and Delaware state income tax. Falcon Link was established under the laws of the British Virgin Islands on July 21, 2005 and is not subject to income tax in accordance with the laws and regulations of the British Virgin Islands. The Company's other subsidiaries, which are all located in China, are subject to the PRC Enterprise Income Tax ("EIT") Law, which became effective January 1, 2008 and has a uniform statutory tax rate of 25 percent. Under the EIT Law, income derived by an enterprise from the primary processing of agricultural products (including slaughtering live hogs) is exempt from EIT. Consequently, 11 of the Company's 18 subsidiaries in China which principally operate in the slaughtering business are exempted from EIT. Such exempted income before income tax is deemed as part of a permanent difference for the purpose to determine the proper income tax provision.

The Company’s other seven subsidiaries in China are subject to the uniform 25% tax rate in relation to non-primary processing of agricultural products. The following table provides a summary of the EIT status.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsidiaries Subject to Enterprise Income Tax	Tax Rate
Henan Zhongpin Food Share Company Limited	EIT Exemption for slaughtering business and 25% for other businesses
Zhumadian Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Anyang Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Deyang Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Luoyang Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Yongcheng Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Tianjin Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Jilin Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Taizhou Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Changchun Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Tangshan Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Henan Zhongpin Xinda Agriculture and Animal Husbandry Company Limited	25%
Kunshan Zhongpin Cold Chain Logistics Company Limited	25%
Henan Zhongpin Food Company Limited	25%
Henan Zhongpin Import and Export Trading Company Limited	25%
Henan Zhongpin Fresh Food Logistics Company Limited	25%
Henan Zhongpin Business Development Company Limited	25%
Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	25%

There is no consolidated enterprise income tax return concept in China. As a result, if one subsidiary has net income, that net income cannot be offset by the loss incurred in another subsidiary within the consolidated company. Similarly, if one subsidiary has a net operating loss, that net operation loss cannot be offset by the net income in another subsidiary within the consolidated company.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. See Note 9, Income Taxes, for further information regarding our income taxes.

Reclassification

The consolidated financial statements for prior years reflect certain reclassifications, which have no effect on previously reported results, to conform to the current year presentation.

Recently Issued Accounting Pronouncements

Adoption of FASB ASU 2011-11

In December 2011, the FASB issued Accounting Standards Update ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities”(ASU 2011-11). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a significant impact on the Company’s consolidated financial statements.

Adoption of FASB ASU 2011-04

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820)”, which provided clarifications for Topic 820 and also included instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurement has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP, and is effective during interim and annual periods beginning after December 15, 2011 for public entities. Early application by public entities is not permitted, and the adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.	INVENTORIES

Inventories at December 31, 2011 and 2010 consisted of:

	At December 31,
	2011	2010

Raw materials	$6,066,074	$6,934,521
Low value consumables and packaging	1,918,019	1,506,700
Work-in-progress	5,385,610	2,719,933
Finished goods	28,574,317	15,372,860

Inventories	$41,944,020	$26,534,014

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost at December 31, 2011 and 2010 is as follows:

	At December 31,
	2011	2010
Plants and buildings	$326,254,157	$214,765,759
Machinery and equipment	136,356,055	96,632,003
Office furniture and equipment	6,058,994	3,915,451
Vehicles	4,010,629	3,629,177
Accumulated depreciation	(44,749,964)	(27,374,994)
Total	$427,929,871	$291,567,396

The depreciation expenses for the years ended December 31, 2011, 2010 and 2009 were $17,415,068, $13,613,922 and $8,512,431, respectively.

Of the above information, property, plant and equipment under the sale-leaseback agreement at cost at December 31, 2011 and 2010 is as follows:

	At December 31,
	2011	2010
Plants and buildings	$171,678	$695,424
Machinery and equipment	18,774,120	25,589,091
Office furniture and equipment	41,492	34,655
Vehicles	4,414	4,130
Accumulated depreciation	(2,475,320)	(2,111,119)
Total	$16,516,384	$24,212,181

The deferred losses included in the property and equipment balance were $1,375,173 and $2,784,665 at December 31, 2011 and 2010, respectively, and would be amortized over the lease term. Of the depreciation expenses, $1,513,776 and $1,472,010 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the year ended December 31, 2011; $1,461,075 and $1,428,571 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the year ended December 31, 2010.

5.	LAND USE RIGHTS

The Company’s land use rights at December 31, 2011 and 2010 are summarized as follows:

	At December 31,
	2011	2010

Land use rights	$102,918,358	$90,284,405
Accumulated amortization	(5,936,965)	(3,808,697)
Total	$96,981,393	$86,475,708

The amortization of land use rights for the years ended December 31, 2011, 2010 and 2009 were $1,886,475, $1,422,251, $1,019,363, respectively.

6.	CONSTRUCTION IN PROGRESS

Construction in progress at December 31, 2011 and 2010 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	December 31, 2011	December 31, 2010

Upgrade for export certification in Changge	March 2011	$—	$2,305,978
Zhengzhou office	April 2011	—	36,934
Distribution center in Changge	May 2011	—	19,393,985
Information system	February 2012	128,865	671,757
Improvement in Changge industrial park	April 2012	108,762	305,533
Production facility for chilled and frozen pork in Taizhou	January 2012	886,362	2,566,868
Production facility for chilled and frozen pork in Changchun	January 2012	926,939	5,054,401
Zhongpin Xinda joint venture project	January 2012	5,576,932	—
Production facility for prepared pork products in Tianjin	January 2012	1,065,420	98,449
Production facility for prepared pork products in Changge (first phase)	April 2012	30,838,187	—
Upgrade for production facility in Anyang	July 2012	7,954,354	—
Upgrade for production facility in other locations	April 2012	338,682	—
Upgrade for production facility in Luoyang	April 2012	—	—
Upgrade for production facility in Yongcheng	April 2012	—	—
Kunshan facility land preparation cost	April 2013	62,721	—

Total		$47,887,224	$30,433,905

Estimated cost to complete current construction in process is $16.3 million. For the years ended December 31, 2011 and 2010, the amount of interest capitalized is $354,719 and $1,096,176, respectively.

(1)	Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

7.	SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $115.7 million aggregate principal amount of short-term bank loans at December 31, 2011, loans in the principal amount of $70.1 million were secured by the Company’s subsidiaries in China, and loans in the aggregate principal amount of $13.9 million were guaranteed by Huanghe Enterprises Group Co., Ltd., an unaffiliated third party ("Huanghe Group"). These loans bear interest at prevailing lending rates in China ranging from 6.10 % to 7.54% per annum.

8.	LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at December 31, 2011 and 2010 were as follows:

Bank	December 31, 2011	December 31, 2010

China Construction Bank	$14,283,674	$13,589,623
Agriculture Bank of China	81,099,525	63,267,245
Rabobank Nederland Shanghai	—	4,529,874
Canadian Government Transfer Loan	1,197,758	1,343,429
China Merchants Bank	15,077,211	14,344,605
Changge Old Town	1,619,581	1,540,885
Current portion	(16,016,419)	(14,943,260)
Total long-term portion	$97,261,330	$83,672,401

Of the $113.3 million long term loan outstanding at December 31, 2011, $75.9 million are secured by land use rights and property, plant and equipment of the Company’s subsidiaries. Total of land use rights and property, plant and equipment pledged amounts to $54.8 million at December 31, 2011.

In June 2011, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.32% per annum on December 31, 2011 and adjustable on the anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March and June 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

In December 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($4.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on December 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on December 10, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on December 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2014. Borrowings under the loan agreement are guaranteed by the Company’s wholly owned subsidiary, Yongcheng Zhongpin Food Company Limited.

In July 2010, Tianjin Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($47.6 million). Tianjin Zhongpin drew down RMB 50 million ($7.9 million) in July 2010, RMB 80 million ($12.7 million) in November 2010 and RMB 110 million ($17.5 million) in May 2011. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on December 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2012, 2013, 2014 and 2015. Borrowings under the loan agreement are secured by the land use rights, property and plants of Tianjin Zhongpin.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.99% per annum on December 31, 2011 and adjustable on the anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 29, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

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

In March 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($8.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on December 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin. Henan Zhongpin repaid $1.3 million of the loan in March 2011 and another $1.0 million of the loan in December 2011; $6.1 million remained outstanding as of December 31, 2011.

In February 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($11.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on December 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($11.1 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on December 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between October 2011 and December 2014. Borrowings under the loan agreement are secured by the land use rights, property and plants of Luoyang Zhongpin. Henan Zhongpin repaid $0.2 million of the loan in October 2011 and another $0.2 million of the loan in December 2011; $10 million remained outstanding as of December 31, 2011.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($15.1 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on December 31, 2011 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2014.Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

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

The following table shows the minimum payment obligation for the next five years:

Due on December 31,	Amount
2012	$16,016,419
2013	50,151,566
2014	38,089,797
2015	6,348,299
2016 and thereafter	2,671,668
Subtotal	113,277,749
Less: current portion	(16,016,419)
Total	$97,261,330

9.	INCOME TAX

The income before income taxes for the years ended December 31, 2011, 2010 and 2009 was as following:

	Years Ended December 31,
	2011	2010	2009

Income in China-based entities	$73,029,299	66,794,810	$53,893,780
Income in non-China and non-US entities	9,297	9,789	(20,780)
Loss in the U.S entity	(4,015,523)	(4,291,105)	(4,464,561)
Elimination during consolidation process	—	—	2,009

Income before income taxes	$69,023,073	62,513,494	$49,409,448

The income tax provision for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
	2011	2010	2009
Current:
China	$4,738,934	$4,260,084	$3,731,444
Federal	—	—	—
State	—	—	—

Deferred:
China	69,107	(26,559)	87,624
U.S.	—	—	—

	$4,808,041	$4,233,525	$3,819,068

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components that give rise to deferred tax assets and liabilities as of December 31, 2011 were as follows:

	At December 31
	2011	2010
Current:
Bad debt allowance	$315,342	$247,249
Accrued salaries	257,449	150,495
Other accrued liabilities	—	—
Current deferred tax asset	572,791	397,744

Non-current:
Depreciation	(603,109)	(531,990)
Net operating loss carry forwards	7,553,484	5,726,194
Total Non-current	6,950,375	5,194,204

Valuation allowance	(7,474,774)	(5,556,338)

Net non-current deferred tax assets/(liability)	$(524,399)	$(362,134)

9.	INCOME TAX (continued)

The U.S entity had an accumulated net operating loss (“NOLs”) of $18,251,851, 14,236,328 and $9,945,223 at December 31, 2011, 2010 and 2009, respectively. There was no net operating loss in 2005. Under the U.S. tax laws, the net operating loss can be carried forward for 20 years and carried back for 2 years. Accordingly, the nominal deferred tax assets could be $6,388,148 at December 31, 2011. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of the U.S. entity’s deferred tax assets is dependent upon future income in the U.S. operations that have generated losses, management determined that the U.S. entity does not meet the “more likely than not” threshold that NOLs and deferred tax assets will be realized. Accordingly, the full amount of the valuation allowance was provided against the potential tax benefits.

The PRC subsidiaries had an accumulated net operating loss of $4,661,345, $ 2,973,915.90 and $1,787,127 at December 31, 2011, 2010 and 2009, respectively. Under the PRC tax laws, the net operating loss can be carried forward for 5 years and cannot be carried back. Accordingly, the nominal deferred tax assets could be $1,165,336 at December 31, 2011. Management believes that only portion of these potential tax benefits is more likely than not to be realized as these PRC subsidiaries will generate operating profits in the foreseeable future. As a result, a valuation allowance of $1,086,626 was provided against the potential tax benefits for the PRC subsidiaries.

Pursuant to PRC Enterprise Income Tax Law (“EIT”), the PRC subsidiaries of Zhongpin Inc. is obligated to withhold income tax on dividends paid-out to the U.S. entity, a foreign entity, and non-resident, for earnings retained after January 1, 2008. As the PRC subsidiaries are wholly or majority owned by the U.S. holding entity, the Company anticipates no cash dividends in the foreseeable futures, and all earnings will be used to re-invest in the PRC subsidiaries. Accordingly, no withholding income tax were accrued.

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

	Years Ended December 31,
	2011	2010	2009

Statutory rate	34.0%	34.0%	34.0%
Income tax rate reduction	(9.0)%	(9.0)%	(9.0)%
Permanent differences	(21.1)%	(18.3)%	(19.5)%
Valuation allowance	2.6%	0.10%	3.5%
Other	0.00%	0.00%	(1.3)%

Effective income tax rate	6.5%	6.8%	7.7%

The permanent differences were related to tax-exempted profits that were derived from conducting slaughtering live stock business.

10.	EQUITY TRANSACTIONS

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

During 2010, warrants to purchase an aggregate of 14,950 units were exercised on a cash basis. Each unit is comprised of two shares of the Company's Series A preferred stock and a five-year warrant to purchase one share of the Company's common stock with the exercise price of $4.00 per share. At the time of exercise of the unit warrants, the holders also exercised the underlying warrants to purchase shares of common stock. In connection with these transactions, the Company issued an aggregate of 44,850 shares of common stock and received $194,350 cash proceeds from such issuances. For cash flow purposes, these transactions were cash transactions.

During 2010, warrants to purchase an aggregate of 21,650 units were exercised on a cashless basis. Each unit is comprised of two shares of the Company's Series A preferred stock and a five-year warrant to purchase one share of the Company's common stock with the exercise price of $5.00 per share. At the time of exercise of the unit warrants, the holders also exercised the underlying warrants to purchase shares of common stock. In connection with these transactions, the Company issued an aggregate of 51,145 shares of common stock. For cash flow purposes, these transactions were non-cash transactions.

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

Activities in 2011

During 2011, the Company issued 5,000,000 shares of common stock at $14.10 per share. In connection with the transaction, the Company received approximately $66.4 million.

During 2011, warrants to purchase an aggregate of 15,000 units were exercised on a cashless basis. Each unit is comprised of two shares of the Company's Series A preferred stock and a five-year warrant to purchase one share of the Company's common stock with the exercise price of $5.00 per share. At the time of exercise of the unit warrants, the holders also exercised the underlying warrants to purchase shares of common stock. In connection with these transactions, the Company issued an aggregate of 17,342 shares of common stock. For cash flow purposes, these transactions were non-cash transactions.

During 2011, the Company repurchased 2,798,538 shares of common stock from the secondary market. In connection with the transaction, the Company paid approximately $23.1 million.

11.	STOCK WARRANTS AND OPTIONS

As of December 31, 2011, the Company had outstanding warrants and options to purchase an aggregate of 1,314,564 shares of common stock.

On January 30, 2006, the Company’s board of directors and shareholders adopted and approved, and on February 27, 2007 the Company’s board of directors and shareholders approved the amendment and restatement of, the Company’s Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan allows for awards of stock options, restricted stock grants and share appreciation rights for up to 1,800,000 shares of common stock. On April 21, 2008, the Compensation Committee of the Company’s board of directors approved, and on June 26, 2008 the Company’s shareholders approved, an amendment to the Incentive Plan for the purpose of increasing the authorized shares from 1,800,000 shares to 2,500,000 shares.

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

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Years Ended December 31,
	2011	2010	2009
Expected life (years)	3	3	3
Expected volatility	57.76-57.97%	65.11-66.96%	39.91-40.33%
Risk-free interest rate	1.15-1.34%	1.30-1.42%	1.15-1.36%
Dividend yield	—%	—%	—%

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

Granting Activities in 2011

On March 31, 2011, the Company granted stock options to an executive officer to purchase 34,000 shares of the Company’s common stock with an exercise price of $15.15 per share, equal to the closing price of the Company’s common stock on March 31, 2011. These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (one year for the executive officer) and will expire on the fourth anniversary of the vesting date. The compensation expense for these options amounted to $152,809 for the year ended December 31, 2011.

On April 24, 2011, the Company granted stock options to its 22 employees to purchase 240,000 shares of the Company’s common stock with an exercise price of $15.48 per share, equal to the closing price of the Company’s common stock on April 21, 2011, the last trading day before April 24, 2011 (Sunday). These options were accounted for using the fair value method, with the expense being recognized ratably over the requisite service period (one year) and will expire on the fourth anniversary of the vesting date. The compensation expense for these options amounted to $1,002,622 for the year ended December 31, 2011.

At December 31, 2011, the Company had unrecognized stock-based compensation in the aggregate amount of $446,026. That cost is expected to be recognized by April 2012. A summary of stock warrant and option activities during the two-year period ended December 31, 2011 is as follows:

	Warrants and Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic

Outstanding at 12/31/09	1,478,765	$8.19	2.44	$7.25
Exercisable at 12/31/09	1,215,237	$7.77		$7.84
Granted	273,000	$13.33
Exercised	(691,251)	$5.89
Forfeited or expired	(4,950)	$5.00
Outstanding at 12/31/10	1,055,564	$11.21	2.57	$3.76
Exercisable at 12/31/10	720,000	$10.61		$4.22

Granted	274,000	$15.44
Exercised	(15,000)	$5.00
Forfeited or expired	—
Outstanding at 12/31/11	1,314,564	$12.16	2.38	$0.70
Exercisable at 12/31/11	993,000	$11.46		$0.75

The weighted-average grant-date fair value of stock warrants and options granted during the years 2011, 2010 and 2009 was $6.10, $5.40, $2.69, respectively. The total intrinsic value of warrants and options exercised during the years ended December 31, 2011, 2010 and 2009, was approximately $0.2 million, $9.6 million, $3.5 million, respectively.

The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009, was $1,474,050, $1,480,100, $1,269,445, respectively. The total stock-based compensation for the years ended December 31, 2011, 2010 and 2009 were $1,610,815, $2,343,771 and $1,679,959, respectively.

12.	EARNINGS PER SHARE

Earnings per share (basic and diluted) for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Years Ended December 31,
	2011	2010	2009
Net income attributable to common shares	$64,220,727	$58,279,969	$45,590,380

Basic Earnings Per Share
Basic earnings per share from net income	$1.66	$1.67	$1.48

Diluted Earning Per Share
Diluted earnings per share from net income	$1.66	$1.65	$1.46

Weighted average number of common shares outstanding – basic	38,505,027	34,837,656	30,750,054
Dilutive effect of stock options	34,853	432,754	480,482
Weighted average number of common shares outstanding – diluted	38,539,880	35,270,410	31,230,536

All potentially dilutive securities were included in diluted earnings per share as the average market price is greater than the exercise price of the warrants and options outstanding.

13.	GOVERNMENT SUBSIDIES

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

Government subsidies received by the Company during the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Deferred subsidies opening balance:
Interest subsidies	—	—	—
Earmarked subsidies	—	—	—
Total	—	—	—

Subsidies received:
Interest subsidies	$196,552	$591,001	$537,256
Earmarked subsidies	2,012,744	—	92,227
Unearmarked subsidies	3,933,795	4,184,302	3,440,569
Total	$6,143,091	$4,775,303	$4,070,052

Subsidies recognized:
Interest subsidies	$196,552	$591,001	$537,256
Earmarked subsidies	5,591	—	92,227
Unearmarked subsidies	3,933,795	4,184,302	3,440,569
Total	$4,135,938	$4,775,303	$4,070,052

Deferred subsidies year ending balance:
Interest subsidies	$—	$—	$—
Earmarked subsidies	2,007,153	—	—
Unearmarked subsidies	—	—	—
Total	$2,007,153	$—	$—

Subsidies received and other income recognized are translated at the average exchange rate. The beginning and ending balances are translated at the year-end exchange rate. The deferred portion is reflected on the Consolidated Balance as under Deferred Subsidy, separated into current and long-term, with the current portion representing the amount to be recognized in FY2012 and the long term portion representing the amount to be recognized after FY2012.

14.	FAIR VALUE MEASUREMENT

The Company has adopted ASC Topic 820, Fair Value Measurement and Disclosure, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The Company’s financial items are classified within Level 1 of the fair value hierarchy. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, advance to vendors, accounts payable and accrued liabilities, capital lease obligations and short-term loans are reasonable estimates of their fair value because of the short term nature of these items. Long-term debt approximates fair value since the bank term loans are fixed rate instruments and bear interests at the rate dictated and published by the People's Bank of China. The current rates published by the People's Bank of China approximate the interest rates of the loans outstanding.

15.	COMMITMENTS AND CONTINGENCIES

Mutual Guarantee

In June 2011, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group, upon the expiration of a previous mutual guarantee agreement between Henan Zhongpin and Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $23.8 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $23.8 million. The agreement will expire in June 2012. At the expiration of the agreement, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreement.

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

At December 31, 2011, Henan Zhongpin had outstanding guarantees for $23.8 million of Huanghe Group’s bank loans under the agreement. All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months. As a result, the maximum potential amount of future payments (undiscounted) Henan Zhongpin could be obligated to make under the mutual guarantee at such date was $23.8 million. The Company did not record any liability on its balance sheet with respect to this mutual guarantee as the Company believes, based upon its continuing due diligence on Huanghe Group and its business, that Henan Zhongpin’s liability there under remains contingent.

15.	COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings

As of December 31, 2011, there was no material legal proceeding to which the Company was a party or to which any of the Company’s assets was subject that will have a material adverse effect on the Company’s financial statements, as a whole.

Capital Leases

In November 2009, Henan Zhongpin entered into a sale-leaseback agreement with CMB Financial Leasing Co., Ltd. (“CMB Leasing”) pursuant to which Henan Zhongpin sold to CMB Leasing equipment with a book net value of $8.3 million for $5.9 million and leased such equipment back. The lease payments for this equipment are paid on a quarterly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans. At December 31, 2011, the quarterly rental fee under the agreement was $564,066, which included an interest component calculated at the rate of 5.82% and adjustable in the quarter following any rate adjustments published by the People’s Bank of China. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 2009, Luoyang Zhongpin entered into a sale-leaseback agreement with CMB Leasing pursuant to which Luoyang Zhongpin sold to CMB Leasing equipment with a book net value of $6.8 million for $4.4 million and leased such equipment back. The lease payments for this equipment are paid on a quarterly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans. At December 31, 2011, the quarterly rental fee under the agreement was $421,565, which included an interest component calculated at the rate of 5.82% and adjustable in the quarter following any rate adjustments published by the People’s Bank of China. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

In November 2009, Zhumadian Zhongpin entered into a sale-leaseback agreement with De Lage Landen (China) Co., Ltd. (“De Lage Landen”) pursuant to which Zhumadian Zhongpin sold to De Lage Landen equipment with a book net value of $5.9 million for $6.0 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans. At December 31, 2011, the monthly rental fee under the agreement was $187,341, which included an interest component calculated at the rate of 5.78% and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan. Henan Zhongpin has the right at the end of the lease term to repurchase all of the equipment for a nominal purchase price.

Under the Company’s non-cancellable lease agreements, the minimum lease payments for the remaining lease terms are summarized as follows:

Capital
December 31,	Leases

2012	5,917,925
2013	—
Total minimum lease payments	5,917,925
Less amounts representing interest	(148,713)
$5,769,212
Less current portion	(5,769,212)
Capital lease non-current portion	$—

16.	SEGMENT REPORTING

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

The vegetables and fruits division is involved primarily in the processing of fresh vegetables and fruits. The Company contracts with more than 100 farms in Henan province and nearby areas to produce high-quality vegetable varieties and fruits suitable for export purposes. The proximity of the contracted farms to operations ensures freshness from harvest to processing. The Company contracts with those farms to grow more than 25 categories of vegetables and fruits, including asparagus, sweet corn, broccoli, mushrooms, lima beans and strawberries.

Sales by Division

(U.S. dollars in millions)

	Years Ended December 31,
	2011	2010	2009
Pork and Pork Products
Chilled Pork	$890.1	$514.6	$396.1
Frozen Pork	347.7	258.5	224.8
Prepared Pork Products	202.5	157.4	93.0
Vegetables and Fruits	15.9	16.2	12.1
Total	$1,456.2	$946.7	$726.0

Cost of Sales by Division

(U.S. dollars in millions)

	Years Ended December 31,
	2011	2010	2009
Pork and Pork Products	$1,291.7	$822.6	$629.5
Vegetables and Fruits	13.2	13.4	10.1
Total	$1,304.9	$836.0	$639.6

Gross Profit by Division

(U.S. dollars in millions)

	Years Ended December 31,
	2011	2010	2009
Pork and Pork Products	$148.6	$107.9	$84.6
Vegetables and Fruits	2.7	2.8	1.9
Total	$151.3	$110.7	$86.5

17.	CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY

The condensed financial statements of Zhongpin Inc. ("the parent company") have been prepared in accordance with accounting principles generally accepted by the United States of America. Under the PRC laws and regulations, the Company's PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans and advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling RMB 3,692.2 million (equivalent to $586.0 million) and RMB 2,491.2 million (equivalent to $376.2 million) as of December 31, 2011 and 2010, respectively.

The following represents the condensed unconsolidated financial information of the parent company only:

CONDENSED BALANCE SHEET

(Amount in U.S. Dollars)

	December 31,
	2011	2010
Assets
Current assets
Cash	$-	$-
Amount due from subsidiaries	114,439,523	118,796,611
Other receivables	58,790	-
Prepayment	33,105	26,750
Total current assets	114,531,418	118,823,361

Investments in subsidiaries	414,212,872	256,177,314
Total assets	$528,744,290	$375,000,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued salaries	$552,047	$330,835
Other payables	526,749	727,672
Amount due to subsidiaries	24,286,640	2,948,344
Total current liabilities	25,365,436	4,006,851

Total shareholders' equity	503,378,854	370,993,824
Total liabilities and shareholders' equity	$528,744,290	$375,000,675

CONDENSED STATEMENTS OF OPERATIONS

(Amount in U.S. Dollars)

	Years Ended December 31,
	2011	2010	2009

Equity earnings from unconsolidated subsidiaries	$68,236,250	$62,571,074	$50,054,941
General and administrative expenses	(4,015,523)	(4,291,105)	(4,464,561)
Income before income taxes	64,220,727	58,279,969	45,590,380

Income tax	-	-	-
Net Income	$64,220,727	$58,279,969	$45,590,380

CONDENSED STATEMENTS OF CASH FLOW

(Amount in U.S. Dollars)

	Years Ended December 31,
	2011	2010	2009

Net cash (used in) operating activities	$23,131,074	$(2,888,992)	$(58,849,774)
Net cash (used in) investing activities	(66,356,662)	-	-
Net cash provided by financing activities	43,225,588	2,888,992	58,814,199
Net decrease in cash and cash equivalents	-	(5,137)	(35,575)

Cash and cash equivalents, beginning of year	-	5,137	40,712
Cash and cash equivalents, end of year	$-	$-	$5,137

Basis of presentation

The condensed financial information has been prepared using the same accounting policies as set out in the Company's consolidated financial statements except that the parent company has used equity method to account for its investments in subsidiaries.

18.	QUARTERLY FINANCIAL INFORMATION

	Year Ended December 31, 2011
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$405,886	$398,086	$366,453	$285,783	$1,456,208
Gross Profit	36,230	40,037	39,146	35,916	151,329
Income From Operations	15,252	24,726	23,642	22,784	86,404
Net Income	9,700	18,323	19,315	16,883	64,221
Net Income per Common Share:
Basic	0.25	0.46	0.48	0.47	1.66
Diluted	0.25	0.46	0.48	0.47	1.66

	Year Ended December 31, 2010
	Q4	Q3	Q2	Q1	Total
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$286,286	$241,076	$215,073	$204,285	$946,720
Gross Profit	33,198	27,279	25,334	24,918	110,729
Income From Operations	20,042	15,800	13,961	14,483	64,286
Net Income	17,984	14,681	12,365	13,250	58,280
Net Income per Common Share:
Basic	0.51	0.42	0.36	0.38	1.67
Diluted	0.50	0.42	0.35	0.38	1.65

