Form 10-Q
period 2012-03-31
ZHONGPIN INC.
filed 2012-05-10
CIK 1277092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

011 86 10-8455 4188
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐(Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 4, 2012, 37,189,344 shares of the registrant’s common stock were outstanding.

2

ZHONGPIN INC.

FORM 10-Q

ZHONGPIN INC.

Part I - Financial Information

Item 1. Financial Statements

The accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in U.S. dollars)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$160,488,031	$135,845,095
Restricted cash	108,518,607	91,444,216
Bank notes receivable	47,975,915	29,171,060
Accounts receivable, net of allowance for doubtful accounts of $3,907,144 and $2,323,920	70,209,486	40,161,898
Other receivables, net of allowance for doubtful accounts of $530,104 and $449,048	1,671,814	1,081,311
Purchase deposits	12,842,852	14,320,357
Inventories	55,266,805	41,944,020
Prepaid expenses	304,724	379,633
Allowance receivable	954,845	3,116,108
VAT recoverable	35,741,158	30,472,864
Deferred tax assets	573,392	572,791
Other current assets	1,665,428	1,545,534
Total current assets	496,213,057	390,054,887

Long-term investment	476,622	476,122
Property, plant and equipment (net)	427,971,935	427,929,871
Deposits for purchase of land use rights	38,537,116	27,930,404
Construction in progress	56,857,539	47,887,224
Land use rights	96,565,051	96,981,393
Deferred charges	6,816	8,665
Total assets	$1,116,628,136	$991,268,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term loans	$155,103,470	$115,653,574
Bank notes payables	223,392,593	177,627,006
Long-term loans - current portion	30,490,586	16,016,419
Capital lease obligation - current portion	4,274,305	5,769,600
Accounts payable	44,412,624	15,693,948
Other payables	24,741,671	26,873,586
Accrued liabilities	12,998,099	12,596,651
Deposits from customers	9,014,165	12,550,096
Tax payable	2,199,164	1,822,812
Deferred subsidy - current portion	68,845	68,773
Total current liabilities	506,695,522	384,672,465

Deferred tax liabilities	524,949	524,399
Deposits from customers – long-term portion	2,278,500	2,615,449
Long-term loans	90,848,382	97,261,330
Deferred subsidy-long-term portion	1,973,567	1,988,693
Total liabilities	602,320,920	487,062,336

Equity
Common stock: par value $0.001; 100,000,000 authorized; 40,355,502 and 40,355,502 shares issued and outstanding	40,355	40,355
Additional paid-in capital	239,782,199	239,364,449
Retained earnings	246,397,386	234,200,071
Treasury stock, at cost: 3,166,838 and 2,798,538 shares at March 31, 2012 and December 31, 2011	(26,225,647)	(23,131,074)
Accumulated other comprehensive income	53,486,844	52,905,053
Total Zhongpin Inc. shareholders’ equity	513,481,137	503,378,854
Noncontrolling interest	826,079	827,376
Total shareholders’ equity	514,307,216	504,206,230
Total liabilities and shareholders’ equity	$1,116,628,136	$991,268,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONGPIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amount in U.S. dollars) (Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Sales revenues	$374,127,384	$285,783,221
Cost of sales	(338,651,649)	(249,866,971)
Gross profit	35,475,735	35,916,250

Operating expenses
General and administrative expenses	(9,416,975)	(6,427,546)
Selling expenses	(6,437,120)	(6,273,320)
Research and development expenses	(86,628)	(431,506)
Total operating expenses	(15,940,723)	(13,132,372)

Income from operations	19,535,012	22,783,878

Other income (expense)
Interest expense, net	(7,625,481)	(5,437,069)
Other income (expense), net	563,605	(66,845)
Government subsidies	915,348	1,114,621
Total other expense	(6,146,528)	(4,389,293)

Net income before taxes	13,388,484	18,394,585
Provision for income taxes	(1,193,329)	(1,511,390)

Net income after taxes	12,195,155	16,883,195
Net (income)/loss attributable to noncontrolling interest	2,160	(154)

Net income attributable to Zhongpin Inc. shareholders	$12,197,315	$16,883,042

Foreign currency translation adjustment	582,654	3,807,915
Foreign currency translation adjustment attributable to noncontrolling interest	(863)	(1,062)
Foreign currency translation adjustment attributable to Zhongpin Inc. shareholders	$581,791	$3,806,853

Comprehensive income	12,777,809	20,691,110
Comprehensive income (loss) attributable to noncontrolling interest	1,297	(1,216)
Comprehensive income attributable to Zhongpin Inc. shareholders	$12,779,106	$20,689,894

Basic earnings per common share	$0.33	$0.47
Diluted earnings per common share	$0.33	$0.47
Basic weighted average shares outstanding	37,498,563	35,850,877
Diluted weighted average shares outstanding	37,503,019	36,224,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONGPIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. dollars) (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$12,195,155	$16,883,195
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	5,537,984	3,964,080
Amortization of intangible assets	516,966	456,188
Provision for allowance for bad debt	1,657,949	388,054
Other income	(129,699)	--
Stock-based compensation expense	417,749	368,627

Changes in operating assets and liabilities:
Accounts receivable	(31,521,161)	(7,515,312)
Other receivables	(950,981)	(968,464)
Purchase deposits	1,489,444	(504,858)
Prepaid expenses	75,128	(461,894)
Inventories	(13,251,435)	(6,910,560)
Allowance receivables	2,160,068	(1,835,583)
VAT recoverable	(5,225,549)	(3,410,453)
Other current assets	(118,029)	22,422
Deferred charges	1,855	7,052
Accounts payable	28,643,061	8,880,836
Other payables	(2,035,430)	773,741
Accrued liabilities	388,216	2,261,200
Tax payable	373,669	(76,742)
Deposits from customers	(3,541,776)	(2,311,969)
Deposits from customers – long-term portion	(338,991)	(153,576)
Net cash provided by (used in) operating activities	(3,655,807)	9,855,984

Cash flows from investing activities:
Deposits for purchase of land use rights	(10,555,624)	(16,148,923)
Construction in progress	(11,461,585)	(11,504,427)
Additions to property and equipment	(2,585,772)	(2,484,867)
Proceeds on sale of fixed assets	5,905	--
Increase in restricted cash	--	(38,251,560)
Net cash used in investing activities	(24,597,076)	(68,389,777)

Cash flows from financing activities:
Proceeds from (repayment of) bank notes, net	9,806,307	76,059,193
Proceeds from short-term bank loans	88,785,573	48,608,579
Repayment of short-term bank loans	(49,538,008)	(37,814,486)
Proceeds from long-term loans	7,926,069	--
Repayment of long-term loans	--	(1,228,744)
Repayment of capital lease obligation	(1,498,250)	(1,783,221)
Proceeds from offering of common stock	--	66,356,662
Repurchase of common stock	(2,812,322)	--
Capital contribution by non-controlling interest	--	797,485
Net cash provided by financing activities	52,669,369	150,995,468

Effects of rate changes on cash	226,450	931,197
Increase in cash and cash equivalents	24,642,936	93,392,872
Cash and cash equivalents, beginning of period	135,845,095	84,172,186
Cash and cash equivalents, end of period	$160,488,031	$177,565,058

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,122,027	$5,158,272
Cash paid for income taxes	$819,660	$1,674,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company holds a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which the Company holds a 100% interest in its China-based subsidiaries, each of which was organized under the laws of China. The Company’s China-based subsidiaries include the following:

Name	Date of Incorporation	Registered Capital	Percentage of Ownership
Henan Zhongpin Food Company Limited	May 20, 2005	$203,300,000	100%

Henan Zhongpin Food Share Company Limited (“Henan Zhongpin”)	Jan. 20, 2000	1,430,000,000 RMB ($219,699,181)	100%(1)

Henan Zhongpin Import and Export Trading Company Limited	Aug. 11, 2004	5,060,000 RMB ($611,111)	100%

Zhumadian Zhongpin Food Company Limited	June 7, 2006	60,000,000 RMB ($8,585,398)	100%

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	34,800,000 RMB ($5,094,422)	100%

Henan Zhongpin Fresh Food Logistics Company Limited	Sept. 14, 2006	1,500,000 RMB ($189,665)	100%

Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB ($1,893,652)	100%

Henan Zhongpin Business Development Company Limited	Sept. 27, 2006	5,000,000 RMB ($632,215)	100%

Luoyang Zhongpin Food Company Limited (“Luoyang Zhongpin”)	Jan. 18, 2007	60,000,000 RMB ($8,703,452)	100%

Yongcheng Zhongpin Food Company Limited	Mar. 1, 2007	60,000,000 RMB ($8,783,487)	100%

Tianjin Zhongpin Food Company Limited (“Tianjin Zhongpin”)	Sept. 14, 2007	100,000,000 RMB ( $14,639,145 )	100%

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Name	Date of Incorporation	Registered Capital	Percentage of Ownership
Jilin Zhongpin Food Company Limited	Dec. 11, 2008	1,000,000 RMB ($145,688)	100%

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100%

Taizhou Zhongpin Food Company Limited	May 12, 2010	100,000,000 RMB ($15,872,008)	100%

Changchun Zhongpin Food Company Limited	Aug. 6, 2010	170,000,000 RMB ($27,011,138)	100%

Henan Zhongpin Xinda Agriculture and Animal Husbandry Company Limited	June 1, 2011	15,000,000 RMB ($2,287,841)	65%

Kunshan Zhongpin Cold Chain Logistics Company Limited	June 3, 2011	300,000,000 RMB ($46,356,388)	100%

Tangshan Zhongpin Food Company Limited	Nov. 15, 2011	5,000,000 RMB ($788,196)	100%

____________

(1)           Includes a 1.19% ownership interest of another six stockholders with respect to which Henan Zhongpin Food Company Limited is entitled to all economic benefits and the right to vote pursuant to the terms of a trust agreement with such stockholders.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Zhongpin Inc. and its wholly owned subsidiaries (collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated during the process of consolidation. The condensed consolidated financial statements were prepared in accordance with GAAP for interim financial information.

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

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

During the normal course of business, the Company's policy is to ask customers to make deposits in reasonable and meaningful amounts on a case-by-case basis. For certain customers, the Company may extend unsecured credit.

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in China. The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company. Such deposits are usually applied for the collection of the outstanding accounts receivable during the year. With such a practice in place, the Company did not have any specific allowance for doubtful accounts provided against specific customers at March 31, 2012 and December 31, 2011, respectively.

The following table presents allowance activities in accounts receivable.

	March 31, 2012	December 31, 2011

Beginning balance	$2,323,920	$1,708,479
Additions to allowance for bad debt	1,583,224	615,441
Ending balance	$3,907,144	$2,323,920

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets. Leased properties under capital leases are also amortized over the estimated useful life of the property due to the transfer of ownership or availability of bargain purchase option at the end of the lease term. Estimated useful lives of the assets are as follows:

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

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Shipping and Handling Cost

All shipping and handling fees are included in selling expenses. Shipping and handling fees amounted to $2.4 million and $2.2 million for the three months ended March1, 2012 and 2011, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $282,921 and $823,679 for the three months ended March 31, 2012 and 2011, respectively.

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

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Compensation

The Company receives employee and certain non-employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The Company accounts for stock compensation expense under the fair value recognition provisions of the FASB Accounting Standards Codification (ASC) Topic 718 (ASC 718), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. See Note 9, "Equity Transactions", for further discussion on stock compensation expense.

Earnings Per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. All of such securities are included in the computation of diluted earnings per share. Of the 1,314,564 options and warrants outstanding at March 31, 2012, 1,007,000 options were anti-dilutive and therefore excluded from the computation of diluted earnings per share for the three months ended March 31, 2012. The number of shares of common stock underlying the outstanding stock warrants and options at March 31, 2012 and 2011 were 307,564 and 1,074,564, respectively, which were all included in the computation of diluted earnings per share.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the three-month periods ended March 31, 2012 and 2011 were $86,628 and $431,506, respectively. The Company did not receive government subsidies that were specified for supporting the Company’s research and development efforts for the three-month periods ended March 31, 2012 and 2011, respectively.

Appropriation of Statutory Reserve

Under the corporate law and relevant regulations in the PRC, all of the subsidiaries of the Company located in the PRC are required to appropriate a portion of its retained earnings to statutory reserve. All subsidiaries located in the PRC are required to appropriate 10% of its annual after-tax income each year to the statutory reserve until the statutory reserve balance reaches 50% of the registered capital. In general, the statutory reserve shall not be used for dividend distribution purposes. For the three month periods ended March 31, 2012 and 2011, the appropriation of statutory reserves were $1.4 million and $1.8 million, respectively. As of March 31, 2012 and 2011, the appropriation of statutory reserves were $30.9 million and $24.1 million, respectively.

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

The Company adopted FASB Accounting Standards Codification 220, Comprehensive Income , which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to shareholders' equity except those due to investments by owners and distributions to owners.

Recently Adopted Accounting Pronouncements

Adoption of FASB ASU 2011-11

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities”(ASU 2011-11). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a significant impact on the Company’s consolidated financial statements.

Adoption of FASB ASU 2011-04

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)”, which provided clarifications for Topic 820 and also included instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurement has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP, and is effective during interim and annual periods beginning after December 15, 2011 for public entities. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial position or results of operations.

3.           INVENTORIES

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Raw materials	$5,404,951	$6,066,074
Low value consumables and packaging	2,021,152	1,918,019
Work-in-progress	6,131,929	5,385,610
Finished goods	41,708,773	28,574,317
Inventories	$55,266,805	$41,944,020

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.           PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)
Plants and buildings	$328,202,308	$326,254,157
Machinery and equipment	139,209,361	136,356,055
Office furniture and equipment	6,346,785	6,058,994
Vehicles	4,064,588	4,010,629
Accumulated depreciation	(49,851,107)	(44,749,964)
Total	$427,971,935	$427,929,871

The depreciation and amortization expenses for the three months ended March 31, 2012 and 2011 were $5,537,984 and $3,964,080, respectively.

Of the above information, property, plant and equipment under the sale-leaseback agreement at cost at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)
Plants and buildings	$167,269	$171,678
Machinery and equipment	18,422,343	18,774,120
Office furniture and equipment	42,803	41,492
Vehicles	4,437	4,414
Accumulated depreciation	(2,759,183)	(2,475,320)
Total	$15,877,669	$16,516,384

The deferred losses included in the property and equipment balance were $1,001,848 and $1,375,173 at March 31, 2012 and December 31, 2011, respectively, and would be amortized over the lease term. Of the depreciation expenses, $373,995 and $280,688 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the three months ended March 31, 2012; and $375,617 and $361,662 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the three months ended March 31, 2011.

5.           LAND USE RIGHTS

The Company’s land use rights at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)

Land use rights	$103,026,274	$102,918,358
Accumulated amortization	(6,461,223)	(5,936,965)
Total	$96,565,051	$96,981,393

The amortization expenses for the three months ended March 31, 2012 and 2011 were $516,966 and $456,188, respectively.

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.           CONSTRUCTION IN PROGRESS

Construction in progress at March 31, 2012 and December 31, 2011 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	March 31, 2012	December 31, 2011
Information system	May 2012	$129,000	$128,865
Improvement in Changge industrial park	April 2012	108,876	108,762
Production facility for chilled and frozen pork in Taizhou	January 2012	---	886,362
Production facility for chilled and frozen pork in Changchun	January 2012	--	926,939
Zhongpin Xinda joint venture project	May 2012	7,756,176	5,576,932
Production facility for prepared pork products in Tianjin	May 2012	637,297	1,065,420
Production facility for prepared pork products in Changge (first phase)	April 2012	35,904,919	30,838,187
Sausage casting facility in Changge	September 2012	510,751	--
Upgrade for production facility in Anyang	July 2012	11,408,696	7,954,354
Upgrade for production facility in other locations	April 2012	339,037	338,682
Kunshan facility land preparation cost	April 2013	62,787	62,721
Total		56,857,539	47,887,224

Estimated cost to complete current construction in progress is $85.2 million.

_______________

(1)	Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

7.           SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $155.1 million aggregate principal amount of short-term bank loans at March 31, 2012, loans in the aggregate principal amount of $106.4 million were secured by the Company’s subsidiaries in China, $29.6 million aggregate principal amount of loans was credit loans, and loans in the aggregate principal amount of $19.1 million were guaranteed by Henan Huanghe Enterprises Group Co., Ltd., an unaffiliated third party (“Huanghe Group”). These loans bear interest at prevailing lending rates in China ranging from 6.53 % to 7.87% per annum.

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at March 31, 2012 and December 31, 2011 were as follows:

Bank	March 31, 2012	December 31, 2011
	(Unaudited)
China Construction Bank	$22,242,346	$14,283,674
Agriculture Bank of China	81,184,564	81,099,525
Canadian Government Transfer Loan	1,197,758	1,197,758
China Merchants Bank	15,093,020	15,077,211
Changge Old Town	1,621,280	1,619,581
Current portion	(30,490,586)	(16,016,419)
Total long-term portion	$90,848,382	$97,261,330

In March 2012, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.32% per annum on March 31, 2012 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March 2014. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

In June 2011, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.32% per annum on March 31, 2012 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in installments in March and June 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

In December 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($4.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on March 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on December 10, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on March 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between September 2011 and December 2014. Borrowings under the loan agreement are guaranteed by the Company’s wholly owned subsidiary, Yongcheng Zhongpin Food Company Limited. Henan Zhongpin repaid an aggregate of $0.3 million of the loan in September and December 2011; $11.6 million remained outstanding as of March 31, 2012.

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2010, Tianjin Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($47.7 million). Tianjin Zhongpin drew down RMB 50 million ($7.9 million) in July 2010, RMB 80 million ($12.7 million) in November 2010 and RMB 110 million ($17.5 million) in May 2011. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on March 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2012, 2013, 2014 and 2015. Borrowings under the loan agreement are secured by the land use rights, property and plants of Tianjin Zhongpin.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.99% per annum on March 31, 2012 and adjustable on each anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 29, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

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

In March 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($8.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on March 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin. Henan Zhongpin repaid $1.3 million of the loan in March 2011 and another $1.0 million of the loan in December 2011; $6.2 million remained outstanding as of March 31, 2012.

In February 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($11.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on March 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($11.1 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on March 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2010 and December 2014. Borrowings under the loan agreement are secured by the land use rights, property and plants of Luoyang Zhongpin. Henan Zhongpin repaid $0.7 million of the loan in December 2010 and an aggregate of $0.4 million of the loan in October and December 2011; $10 million remained outstanding as of March 31, 2012.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($15.1 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on March 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between November 2012 and November 2014. Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Of the Company’s long term loans outstanding at March 31, 2012, $97.2 million are secured by land use rights and property, plant and equipment of the Company’s subsidiaries. Total of land use rights and property, plant and equipment pledged amounts to $111.5 million at March 31, 2012.

9.           EQUITY TRANSACTIONS

During the three months ended March 31, 2012 and 2011, the stock-based compensation expenses were $417,749 and $368,627, respectively.

For the three-month period ended March 31, 2012, the Company repurchased 368,300 shares of common stock from the public market. The average cost per share, including commission, was $8.4023.

On April 9, 2012, a warrant holder chose to exercise warrants through a cashless exercise.  Warrants were exercised for 2,375 shares of the Company’s common stock in accordance with the terms of the Warrant.

10.           EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shares	$12,197,315	$16,833,042

Denominator:
Weighted average number of common shares outstanding – basic	37,498,563	35,850,877

Dilutive effect of stock options	4,456	373,144

Weighted average number of common shares outstanding – diluted	37,503,019	36,224,022

Basic earnings per share	$0.33	$0.47
Diluted earnings per share	$0.33	$0.47

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Of the 1,314,564 options and warrants outstanding at March 31, 2012, 1,007,000 options were anti-dilutive and therefore excluded from the computation of diluted earnings per share for the three months ended March 31, 2012. 307,564 options and warrants were dilutive and therefore included in the computation of diluted earnings per share for the three months ended March 31, 2012. All potentially dilutive securities were included in diluted earnings per share for the three months ended March 31, 2011 as the average market price is greater than the exercise price of the warrants and options outstanding.

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

Government subsidies received by the Company during the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Deferred subsidies opening balance:
Interest subsidies	$--	$--
Earmarked subsidies	2,057,466	--
Non-earmarked subsidies	--	--
Total	$2,057,466	$--

Subsidies received:
Interest subsidies	$327,034	$--
Earmarked subsidies	--	--
Non-earmarked subsidies	898,172	1,114,621
Total	$1,225,206	$1,114,621

Subsidies recognized:
Interest subsidies	$327,034	$--
Earmarked subsidies	15,054	--
Non-earmarked subsidies	898,172	1,114,621
Total	$1,240,260	$1,114,621

Deferred subsidies year ending balance:
Interest subsidies	$--	$--
Earmarked subsidies	2,042,412	--
Non-earmarked subsidies	--	--
Total	$2,042,412	$--

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s financial items are classified within Level 1 of the fair value hierarchy. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, advance to vendors, accounts payable and accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short term nature of these items.

The following table sets forth the Company's financial assets and liabilities not measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2012:

	Total	Level 1	Level 2	Level 3

Capital leases	$4,274,305	-	$4,274,305	-
Long term loans	$121,338,968	-	$121,338,968	-

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

	Sales by Division (U.S. dollars in millions) Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled Pork	$248.8	$168.6
Frozen Pork	67.0	73.5
Prepared Pork Products	55.7	41.3
Vegetables and Fruits	2.6	2.4
Total	$374.1	$285.8

Cost of Sales
Pork Products	$336.4	$248.0
Vegetables and Fruits	2.3	1.9

Gross Profit Margin:
Pork Products	9.4%	12.5%
Vegetables and Fruits	11.5%	20.8%

14. SUBSEQUENT EVENTS

On March 27, 2012, the Company announced that its Board of Directors had received a preliminary, non-binding proposal from the Company’s Chairman and Chief Executive Officer, Xianfu Zhu, stating that Mr. Zhu intended to seek to purchase the remaining shares of the Company that he does not presently own (the “Proposed Buyout”). Following this announcement, at least three lawsuits have been filed in Delaware naming the members of the Company's Board of Directors and/or the Company as defendants.

On April 3, 2012, a verified shareholder class action lawsuit was filed by Phillip Meeks in the Court of Chancery of the State of Delaware against the Company and members of its Board of Directors, alleging that, inter alia, the Company's Board of Directors breached their fiduciary duties in connection with the Proposed Buyout, and that the price per share proposed by Mr. Zhu represented inadequate consideration in light of the Company’s intrinsic value and future prospects, and that the Company aided and abetted the breach of fiduciary duties. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing the Company from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. The Company believes that none of the defendants has yet responded to the complaint.

On April 11, 2012, a verified shareholder class action lawsuit was filed by Richard Bauschard in the Court of Chancery of the State of Delaware against members of the Company's Board of Directors, alleging that, inter alia, the Board of Directors breached their fiduciary duties in connection with the Proposed Buyout, and that the price per share proposed by Mr. Zhu represented inadequate consideration in light of the Company’s intrinsic value and future prospects. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing the defendants from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. The Company believes that none of the defendants has yet responded to the complaint.

On April 18, 2012, a verified shareholder class action lawsuit was filed by Harry Vonderlieth in the Court of Chancery of the State of Delaware against the Company and members of its Board of Directors, alleging that, inter alia, the Company's Board of Directors breached their fiduciary duties to the shareholders in connection with the Proposed Buyout, and that the price per share proposed by Mr. Zhu represented inadequate consideration in light of the Company’s intrinsic value and future prospects, and that the Company aided and abetted the breach of fiduciary duties. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing the Company from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. The Company believes that none of the defendants has yet responded to the complaint.

The Company intends to defend against the pending class action litigation vigorously.

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and the Company discloses the amount accrued and an estimate of any reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements not to be misleading. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

Because litigation outcomes are inherently unpredictable, the evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of the Company’s financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company discloses the nature of the loss contingencies, together with an estimate of the possible loss or a statement that such loss is not reasonably estimable.

With respect to the legal proceedings and claims described above, such litigation is still in its preliminary stages and the final outcome, including the Company’s liability, if any, with respect to such litigation, is uncertain. At present, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from such litigation. If an unfavorable outcome were to occur in the litigation described above, the impact could be material to the Company’s business, financial condition, or results of operations.

In addition, it is not possible to determine the maximum potential amount under the indemnification provisions under the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law due to the limited history of prior indemnification claims and the preliminary stages of the litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

The statements contained in this Report with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this Report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” under Part II, Item 1A herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Overview

We are principally engaged in the meat and food processing and distribution business in China. Currently, we have 15 processing plants in China, located in Henan, Jiangsu, Jilin and Sichuan provinces and in the municipality of Tianjin. Our total production capacity for chilled pork and frozen pork is approximately 2,024.3 metric tons per eight-hour day, or approximately 728,760 metric tons on an annual basis. In addition, we have production capacity for prepared meats of approximately 350 metric tons per eight-hour day, or approximately 126,000 metric tons on an annual basis, and for vegetables and fruits of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We also have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We use state-of-the-art equipment in all of our processing facilities and sell all of our products under our “Zhongpin” brand name.

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

In June 2010, the China Meat Association (“CMA”) announced the China Meat Industry Development Strategy Report for 2011−2015. In that report, CMA provided a development roadmap and targets for the meat industry for the coming five years:

➢	To decrease the sales of room temperature pork to below 50% of total pork sales in cities at or above county level in China by 2015;

➢	To increase the sales of chilled pork to around 30% of the total pork sales in China by 2015;

➢	To decrease outstanding licenses for slaughterhouses from more than 21,000 to around 3,000 in China by 2015; and

➢	To build pork and pork product production bases in North China, Northeast China, East China and Southwest China.

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

Our growth strategy will include expanding our production capacity in the strategic areas in response to the suggestions in the report. We plan to build new facilities for chilled and frozen pork, as well as new facilities for prepared pork products and cold chain logistic distribution centers. We may also explore opportunities to acquire companies with strong regional brand recognition that produce prepared pork products using high quality facilities. We expect that these new facilities, together with our existing ones, will help us to build “Zhongpin” into a stronger, national brand, increase our market share, revenues and net income and strengthen our ability to take advantage of consolidation opportunities in the meat industry in China.

We put into operation, are currently constructing, or plan to construct, additional production facilities in different parts of China:

●	We put a new facility in Tianjin with a production capacity of approximately 36,000 metric tons for prepared pork products into operation in September 2011. This facility is phase two of our Tianjin processing plant, which has a production capacity of approximately 100,000 metric tons for chilled and frozen pork.

●	We put a new facility in Nong’an county, Changchun, Jilin province of China with a production capacity of approximately 70,000 metric tons for chilled pork and 25,000 metric tons for frozen pork into operation in December 2011.

●	We put a new facility in Taizhou, Jiangsu province of China with a production capacity of approximately 80,000 metric tons for chilled pork, including easy-to-cook products and 20,000 metric tons for frozen pork into operation in December 2011.

●	We are investing approximately $18.0 million in a cold chain logistic distribution center in Anyang, Henan province. This distribution center will have a 27,000 square meters temperature adjustable warehouse, processing capacity, distribution center and quality control center. This distribution center will be used for third party cold chain logistic service. We expect to put this distribution center into operation in the third quarter of 2012.

●	We are investing approximately $87.5 million in a chilled and frozen food processing and distribution center in Kunshan, Jiangsu province, which is near Shanghai city. The whole center will be built in three phases. The first phase will include a processing center, cold chain logistics center and business complex. We plan to invest about $35.0 million on the first phase and put it into operation in the fourth quarter of 2012.

●	We are investing approximately $58.5 million to build a new production, research and development, and training complex in Changge, Henan province excluding the cost of land use rights that we have already obtained. When completed, we anticipate that this new facility will have a production capacity of approximately 100,000 metric tons for prepared pork products. Adjacent to this new production facility, we also plan to develop a center for research and development, training, as well as quality control. Construction for the first phase with a production capacity of approximately 50,000 metric tons for prepared pork products started in the second quarter of 2011 and is scheduled to be completed by the second quarter of 2012.

●	We will be investing approximately $49.0 million to build a slaughtering and processing plant, low temperature prepared pork plant and logistics center in Tangshan, Hebei province of China. This facility will have a production capacity of approximately 60,000 metric tons for chilled pork, 20,000 metric tons for frozen pork, and 22,000 metric tons for prepared pork products. The construction is scheduled to start in the second quarter of 2012. We expect to put the new facility for chilled and frozen pork into operation in the first quarter of 2013.

●	We will be investing approximately $10.5 million in a by-product processing plant in Changge, Henan province. This facility will have a production capacity for 100 million meters of casings and 300 billion units of raw material to make heparin sodium. The construction began in March 2012. We expect to put the new facility into operation in the fourth quarter of 2012.

●	We established a joint venture company, of which we own 65%, with Henan Xinda Animal Husbandry Company Limited in June 2011. The joint venture company is financed by capital contributions and bank loans. All capital contributions to the joint venture company have been made to date. We expect the new company will provide 20,000 sire boars annually. We are currently building infrastructures for sire boars breeding and plan to start operations in the second quarter of 2012.

Our products are sold under the “Zhongpin” brand name. As of March 31, 2012, our wholesale customers included 139 international and domestic fast food companies in China, 138 processing factories and 1,416 school cafeterias, hotels, factory canteens, army bases, and government departments. As of such date, we also sold directly to 3,438 retail outlets, including supermarkets, within China.

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

As of March 31, 2012, we had 7,825 employees, of whom 5,946 were operating personnel, 1,382 were sales personnel, 129 were research and development personnel and 368 were administrative personnel. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

On March 27, 2012, our Board of Directors received a preliminary non-binding proposal from our Chairman and Chief Executive Officer, Mr. Xianfu Zhu, to buy all of the shares of our common stock not currently owned by him for $13.50 per share. Following receipt of the proposal, our Board of Directors formed a special committee of independent directors to consider the proposal and any amendments thereto as well as any alternative proposals. No decisions have been made by the special committee with respect to our response to Mr. Zhu's proposal and there can be no assurance that any definitive offer will be made, that any agreement will be executed or that Mr. Zhu's proposal or any other transaction will be approved or consummated.

Critical Accounting Policies

Unless otherwise noted, all translations from RMB to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of March 31, 2012, which was RMB6.2943 to $1.00. We make no representation that the RMB amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On May 4, 2012, the middle rate was RMB6.2721 to $1.00.

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

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry, considering factors such as general economic conditions and industry-specific economic condition in China, historical customer performance, as well as anticipated customer performance. We maintain a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We also examine the credit terms of significant customers regularly and ask for more cash deposits if these customers appear to have any indicators of delaying their payments to us. Such deposits are usually applied towards the outstanding accounts receivable. The focus of our collection effort is on receivable balances less than one year old, as receivable over a year old has typically been insignificant compared to the total gross receivable. With such a practice in place, we did not have any specific bad debt allowance provided against specific customers as of March 31, 2012.

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

Results of Operations

In 2012, we intend to continue to focus on the implementation of our strategic plan to sustain the growth we have experienced since becoming a U.S. public company in 2006. Over the next 12 months, we expect to continue to expand our distribution channel and develop new markets. Through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty. We also intend to further streamline our supply chain management to further improve and expand our unified, safe and efficient cold-chain logistics system. We also have invested in employee training and development to help sustain our rapid and healthy growth while maintaining a satisfactory profit margin.

In 2012, we expect that the demand for pork in China and the results of the pork and pork products segment of our business will remain strong while live hog prices will drop approximately 15% to 20%, compared with 2011. We anticipate that our profit margin in 2012 will decrease due to increased competition in the industry, the expected increase in labor cost and overheads, and the expected increase in quality control cost in response to increased importance on food safety placed by government and consumers, partially offset by the expected lower cost of sales due to the drop in live hog prices.

Comparison of Three Months Ended March 31, 2012 and 2011

Revenue. Total revenue increased from $285.8 million for the three months ended March 31, 2011 to $374.1 million for the three months ended March 31, 2012, which represented an increase of $88.3 million, or approximately 31%. The increase in revenues was primarily due to increased average selling prices of our products in the market, and increased sales volume in our meat and meat products segment resulting from the effects of the continuing increases in the number of our retail outlets, geographic expansion of our distribution network and processing facilities, and increased sales to chain restaurants, food service providers, and wholesalers and distributors in China during the first quarter of 2012. The following table presents certain information regarding our sales by product division for the three months ended March 31, 2012 and 2011.

	Sales by Division (unaudited)
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011

	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	87,146	$248.8	$2,855	70,099	$168.6	$2,405
Frozen pork	25,523	67.0	2,625	32,736	73.5	2,245
Prepared pork products	21,426	55.7	2,600	20,114	41.3	2,053
Vegetables and Fruits	2,906	2.6	895	3,288	2.4	730
Total	137,001	$374.1	$2,731	126,237	$285.8	$2,264

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

In the first quarter of 2012, we increased our sales of chilled pork products by approximately $80.2 million over the amount of our sales of such products in the first quarter of 2011. As shown in the table above, our average price during the first quarter of 2012 was approximately $2,855 per metric ton for chilled pork, compared to $2,405 during the first quarter of 2011, an increase of 19%. The number of metric tons of chilled pork sold during the first quarter of 2012 increased by 17,047, or 24% from the first quarter of 2011. Our total revenue increased primarily due to the increase in the average selling prices of our chilled pork products as a result of fluctuations in the market price of pork or pork-related products and changes of our product mix within this product division. Also the total revenue increased due to successful capacity expansion, increased sales to existing customers, and increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and gained new customers.

In the first quarter of 2012, we decreased our sales of frozen pork products by approximately $6.5 million over the amount of our sales of such products in the first quarter of 2011. Our average price during the first quarter of 2012 was approximately $2,625 per metric ton for frozen pork compared to $2,245 during the first quarter of 2011, an increase of 17%. The number of metric tons of frozen pork sold during the first quarter of 2012 decreased by 7,213, or 22% from the first quarter of 2011. The sales volume decreased in the first quarter of 2012 due to our strategic adjustment of our product mix towards selling less frozen pork products which have a lower profit margin. The average selling prices of our frozen pork products increased due to fluctuations in the market price of pork or pork-related products.

In the first quarter of 2012, we increased our sales of prepared pork products by approximately $14.4 million over the amount of our sales of such products in the first quarter of 2011. Our average price during the first quarter of 2012 was approximately $2,600 per metric ton for prepared pork products compared to $2,053 during the first quarter of 2011, an increase of 27%. The number of metric tons of prepared pork products sold during the first quarter of 2012 increased by 1,312, or 7% from the first quarter of 2011. This product division is becoming more important to our business as customers increasingly demand prepared pork products for their convenience and flavor. We plan to gradually increase sales from prepared pork products by building our brand recognition and expanding our capacities for this division.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold for the first quarter of 2012 was partly attributable to our efforts to expand our distribution channels. The following table shows the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume (unaudited)
	March 31,		Net	Percentage
	2012	2011	Change	of Change

Showcase stores	161	165	(4)	(2)%
Branded stores	1,329	1,105	224	20%
Supermarket counters	1,948	2,108	(160)	(8)%
Total	3,438	3,378	60	2%

First-tier cities	29	29	--	--
Second-tier cities	134	131	3	2%
Third-tier cities	435	424	11	3%
Total	598	584	14	2%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table shows our revenues by distribution channel for the first quarter of 2012 and 2011, respectively.

	Sales by Distribution Channel (in millions) (unaudited)
	March 31,		Net	Percentage
	2012	2011	Change	of Change

Retail channels	$117.0	$107.7	$9.3	9%
Wholesalers and distributors	153.7	97.4	56.3	58%
Restaurants and food services	96.1	77.2	18.9	24%
Export	7.3	3.5	3.8	109%
Total	$374.1	$285.8	$88.3	31%

The increase in sales to different distribution channels was mainly due to the following factors:

•	our production capacity has increased since we completed the expansion project of our facility in Taizhou, Jiangsu province and Changchun, Jilin province in December 2011 and we maintained our capacity utilization rate on average for all facilities;

•	we have built our brand image and brand recognition through general advertising, display promotions and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products; and

•	we believe consumers are placing more importance on food safety considerations and are willing to pay higher prices for safe food products.

During the three months ended March 31, 2012, revenues from export sales increased to $7.3 million, which represented an increase of $3.8 million, or approximately 109%, as compared to the three months ended March 31, 2011.

Cost of Sales. Our cost of sales primarily includes our costs of raw materials, labor costs, and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 95% to 97%, our overhead typically accounts for 2% to 3.5% and our labor costs typically account for 1% to 1.7%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with but considerably higher than our increase in sales revenue.

	Cost of Sales by Division (unaudited)
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011

	Metric Tons	Cost of Sales (in millions)	Average Cost/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Cost/ Metric Ton

Pork and Pork Products
Chilled pork	87,146	$227.1	$2,606	70,099	$149.6	$2,134
Frozen pork	25,523	62.8	2,461	32,736	67.8	2,071
Prepared pork products	21,426	46.5	2,170	20,114	30.6	1,521
Vegetables and Fruits	2,906	2.3	791	3,288	1.9	578

Total	137,001	$338.7	$2,472	126,237	$249.9	$1,980

Our gross profit margin (gross profit divided by sales revenue) decreased from 12.6% for the three months ended March 31, 2011 to 9.5% for the three months ended March 31, 2012. The decrease in our gross margin during the first quarter of 2012 was primarily due to (i) higher competition in the market, (ii) the decrease in the gap between pork prices over hog prices, which is the bulk of our cost of sales, (iii) increased promotional activities to grow our market share, and (iv) the increase in overhead due to the higher labor costs and utility costs.

General and Administrative Expenses. General and administrative expenses increased from $6.4 million for the three months ended March 31, 2011 to $9.4 million for the three months ended March 31, 2012 which represented an increase of $3.0 million, or approximately 47%. As a percentage of revenues, general and administrative expenses increased from 2.2% for the three months ended March 31, 2011 to 2.5% for the three months ended March 31, 2012.

The increase in general and administrative expense during the three months ended March 31, 2012 was primarily the result of a $1.2 million increase in bad debt provision due to the increased accounts receivable balance on March 31, 2012, a $0.9 million increase in salaries due to opening of the two new facilities Taizhou Zhongpin and Changchun Zhongpin, and a $0.6 million increase due to increase in other taxes as a result of the property, plants and equipment being placed in services in December 2011 for the two new facilities and therefore started paying land and property tax in the first quarter of 2012.

Selling Expenses. Selling expenses increased from $6.3 million for the three months ended March 31, 2011 to $6.4 million for the three months ended March 31, 2012, which represented an increase of $0.1 million, or approximately 1.5%. The increase in selling expenses was primarily the result of our increased sales of pork and pork products and was primarily due to a $0.4 million increase in salary expenses and a $0.2 million increase in other selling expenses. The increase was partly offset by a $0.5 million decrease in advertising expenses. As a percentage of revenue, selling expenses decreased from 2.2% for the three months ended March 31, 2011 to 1.7% for the three months ended March 31, 2012.

Interest Expense (net of interest income). Interest expense increased from $5.4 million for the three months ended March 31, 2011 to $7.6 million for the three months ended March 31, 2012, which represented an increase of $2.2 million, or approximately 41%. The increase in interest expense net of interest income was primarily due to (i) higher interest rate for the first quarter of 2012 compared to same period of the prior year because the People’s Bank of China increased interest rates to cool down the PRC economy; (ii) higher outstanding loan balance as of March 31, 2012 compared to March 31, 2011 and (iii) the fact that we cashed bank notes in the first quarter of 2012 that generated interest expenses.

Other Income and Government Subsidies. Other income and government subsidies increased from $1.0 million for the three months ended March 31, 2011 to $1.5 million for the three months ended March 31, 2012, which represented an increase of $0.5 million, or approximately 50%. The increase was primarily due to a $0.6 million increase in other income because we enjoyed a VAT refund in the first quarter of 2012, partly offset by a $0.2 million decrease in government subsidies.

Income Taxes. The effective tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw vegetable and fruit products. The decrease of $0.3 million in the provision for income taxes for the three months ended March 31, 2012 over the three months ended March 31, 2011 resulted from the increased sales of prepared meat products at lower gross profit margins.

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

The following tables show our sales in metric tons and production processed in metric tons by division for the three months ended March 31, 2012 and 2011 and the percentage increases for each division between periods.

	Sales by Division (in metric tons)
	Three Months Ended March 31,
	2012	2011	Net Change 2012/2011	% Change 2012/2011
	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	87,146	70,099	17,047	24%
Frozen pork	25,523	32,736	(7,213)	(22)%
Prepared pork products	21,426	20,114	1,312	7%
Vegetables and Fruits	2,906	3,288	(382)	(12)%
Total	137,001	126,237	10,764	9%

	Production by Division (in metric tons)
	Three Months Ended March 31,
	2012	2011	Net Change 2012/2011	% Change 2012/2011
	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	87,787	70,695	17,092	24%
Frozen pork	33,016	35,266	(2,250)	(6)%
Prepared pork products	22,938	20,610	2,328	11%
Vegetables and Fruits	2,493	3,227	(734)	(23)%
Total	146,234	129,798	16,436	13%

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in China in which we offered and sold our products as of March 31, 2012 and December 31, 2011, 2010 and 2009.

		December 31,
	March 31, 2012	2011	2010	2009

Number of products	443	439	429	392
Number of retail outlets	3,438	3,428	3,326	3,205
Expansion of Market Coverage
Number of provinces	24	24	24	24
Number of first-tier cities	29	29	29	29
Number of second-tier cities	134	134	130	120
Number of third-tier cities	435	432	421	383

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $160.5 million and $135.8 million, respectively. As of March 31, 2012, our working capital was approximately negative $10.5 million.

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

For the three months ended March 31, 2012, net cash used in operating activities was $3.7 million, which represented a decrease of $13.5 million as compared to the net cash provided by operating activities of $9.9 million for the same period of 2011. Of the $13.5 million decrease, net income accounted for $4.7 million, changes in operating assets and liabilities accounted for $11.6 million, and partly offset by an increase of $2.8 million in non-cash items. Of the non-cash items, depreciation and amortization accounted for $1.6 million of change due to the fact that more plants, equipment and machinery were put into use, and provision for bad debts accounted for $1.3 million of change due to the increased balance of accounts receivable at March 31, 2012 compared to March 31, 2011.

Cash flow from changes in operating assets and liabilities decreased by approximately $11.6 million, as compared to the changes in operating assets and liabilities of $12.2 million for the same period of the prior year. Of the $11.6 million decrease, $24.0 million was attributable to the change in accounts receivable and $6.3 million was attributable to the change of cash flow from inventories. The decrease was offset by $19.8 million increase in accounts payable.

Net cash used in investing activities was $24.6 million for the three months ended March 31, 2012, which represented a decrease of $43.8 million as compared to the net cash of $68.4 million used in investing activities for the same period of the prior year. We spent $5.6 million less on deposits for land use rights and $38.2 million less on restricted cash used for capital expenditure.

Net cash provided by financing activities was $52.7 million during the three months ended March 31, 2012, a decrease of $98.3 million compared to the net cash provided by financing activities of $151.0 million for the same period of the prior year. We received $66.3 million less in net proceeds from bank notes, $28.5 million more in net proceeds from short-term bank loans, and no proceeds from issuing new shares of common stock during the three months ended March 31, 2012 compared to $66.4 million in net proceeds from issuing new shares of common stock during the three months ended March 31, 2011.

Capital Commitment

Stock Repurchase Program. In July 2011, the Board of Directors authorized a Stock Repurchase Program to repurchase up to $10 million of our common stock from July 2011 through July 2012. In August 2011, the dollar amount approved under the Stock Repurchase Program was raised to $40 million and the expiration date was extended to August 2012. As of March 31, 2012, we have repurchased 3,166,838 shares at an aggregate cost of $26.2 million.

Capital Expenditure. See Note 6 “Construction in Progress” in the Notes to Condensed Consolidated Financial Statements for description of ongoing construction projects and estimated cost to complete.

Loans. As of March 31, 2012, Henan Zhongpin had short-term and long-term bank and government loans in the aggregate amount of $276.4 million with interest rates ranging from 5.99 % to 7.87% per annum, as follows.

Bank	Amount Borrowed	Interest Rate	Maturity Date

Short-term Loans

China Everbright Bank	6,354,956	7.22%	11/09/2012
	1,588,739	7.22%	11/27/2012
	4,766,217	7.22%	01/15/2013

China Construction Bank	6,354,956	6.56%	11/27/2012
	7,943,695	6.56%	01/08/2013

Agriculture Development Bank of China	964,011	6.56%	07/03/2012
	8,738,065	6.56%	03/25/2013
	7,943,695	6.56%	03/28/2013
	7,943,695	6.56%	03/29/2013
	7,149,326	6.56%	03/29/2013

Guangdong Development Bank	3,177,478	7.54%	09/15/2012

Bank of Shanghai	3,971,848	7.22%	09/28/2012

China Minsheng Bank	4,766,217	6.71%	06/13/2012
	4,766,217	7.54%	06/30/2012
	1,588,739	7.22%	07/12/2012
	4,766,217	7.22%	08/25/2012
	9,532,434	7.87%	03/23/2013

China Merchants Bank	2,383,109	7.22%	07/28/2012
	2,383,109	7.22%	07/28/2012
	2,383,109	7.22%	07/28/2012
	2,383,109	7.22%	07/28/2012
	4,766,217	7.87%	11/22/2012
	4,766,217	7.22%	01/13/2013

China CITIC Bank	3,971,848	7.02%	08/09/2012
	3,177,478	7.02%	11/30/2012

Xuchang Commercial Bank	3,177,748	6.56%	06/12/2012

Rabobank Nederland	7,943,695	6.53%	05/16/2012

Zhongyuan Trust Co., Ltd.	25,419,824	7.30%	09/29/2012

City Finance –short-term	31,772	0.00%	Extendable
Total	$155,103,470

Long-term Loan-Current portion

Canadian Government Transfer Loan	145,671	6.02%	05/15/2012

Agriculture Bank of China	1,588,739	6.90%	06/27/2012
	7,943,695	6.90%	06/30/2012
	3,177,478	6.90%	12/27/2012
	11,280,047	6.65%	02/03/2013

China Merchants Bank	3,177,478	6.90%	11/26/2012

China Construction Bank	3,177,478	6.32%	03/22/2013
Total	$30,490,586

Long-term Loans

China Construction Bank
	4,766,217	6.32%	06/21/2013
	6,354,956	5.99%	06/29/2013
	7,943,695	6.32%	03/25/2014

Agriculture Bank of China	1,588,739	6.90%	05/27/2013
	11,121,173	6.90%	6/30/2013
	3,971,848	6.65%	12/9/2013
	3,177,479	6.90%	12/27/2013
	11,121,173	6.90%	6/27/2014
	12,709,912	6.90%	6/30/2014
	7,149,326	6.90%	12/27/2014
	6,354,956	6.90%	6/30/2015

China Merchants Bank	4,766,217	6.90%	11/26/2013
	7,149,326	6.90%	11/26/2014

Changge Old Town	1,621,280	7.00%	Extendable

Canadian Government Transfer Loan	1,052,085	*	11/15/2041

Total	$90,848,382

________________

* The principal amount of this loan is interest free.

Of our outstanding short-term loans as of March 31, 2012, $106.4 million aggregate principal amount of loans were secured by our subsidiaries in China, $29.6 million aggregate principal amount of loans was credit loans, and $19.1 million aggregate principal amount of loans was guaranteed by Henan Huanghe Enterprises Group Co., Ltd., a group corporation that is not affiliated with our company or with any of our subsidiaries (“Huanghe Group”).

In June 2011, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $23.8 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $23.8 million. The agreement will expire in June 2012. At the expiration of the agreement, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreement. At March 31, 2012, Henan Zhongpin had outstanding guarantees for $19.1 million of Huanghe Group’s bank loans under the agreement. All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months.

In March 2012, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.32% per annum on March 31, 2012 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March 2014. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

In June 2011, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.32% per annum on March 31, 2012 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in installments in March and June 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

In December 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($4.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on March 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on December 10, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on March 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between September 2011 and December 2014. Borrowings under the loan agreement are guaranteed by our wholly owned subsidiary, Yongcheng Zhongpin Food Company Limited. Henan Zhongpin repaid an aggregate of $0.3 million of the loan in September and December 2011; $11.6 million remained outstanding as of March 31, 2012.

In July 2010, Tianjin Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($47.7 million). Tianjin Zhongpin drew down RMB 50 million ($7.9 million) in July 2010, RMB 80 million ($12.7 million) in November 2010 and RMB 110 million ($17.5 million) in May 2011. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on March 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2012, 2013, 2014 and 2015. Borrowings under the loan agreement are secured by the land use rights, property and plants of Tianjin Zhongpin.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.99% per annum on March 31, 2012 and adjustable on each anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 29, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

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

In March 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($8.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on March 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin. Henan Zhongpin repaid $1.3 million of the loan in March 2011 and another $1.0 million of the loan in December 2011; $6.2 million remained outstanding as of March 31, 2012.

In February 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($11.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on March 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plants of Henan Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($11.1 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on March 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2010 and December 2014. Borrowings under the loan agreement are secured by the land use rights, property and plants of Luoyang Zhongpin. Henan Zhongpin repaid $0.7 million of the loan in December 2010 and an aggregate of $0.4 million of the loan in October and December 2011; $10 million remained outstanding as of March 31, 2012.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($15.1 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on March 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between November 2012 and November 2014. Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

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

Of our long term loans outstanding at March 31, 2012, $97.2 million are secured by land use rights and property, plant and equipment of our subsidiaries. Total of land use rights and property, plant and equipment pledged amounts to $111.5 million at March 31, 2012.

We believe our existing cash and cash equivalents, together with our ability to secure bank borrowings, will be sufficient to finance our investment in new facilities, with budgeted capital expenditures of approximately $141.9 million over the next 12 months, and to satisfy our working capital needs. We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders as we have done in the past.

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Capital Commitment- Contractual Commitments.” as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Interest Rate Risk. We are exposed to interest rate risk through our short-term and long-term loans. We have $155.1 million short-term bank loans and $121.3 million long-term bank loans outstanding as of March 31, 2012, and we have not used any derivative financial instruments or engaged in any interest rate hedging activities to manage our interest rate risk exposure. Our future interest expense on short-term or long-term bank loans may increase or decrease due to changes in market interest rates. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of bank loans relative to other sources of funds.

Credit Risk. We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers. No single customer or supplier constitute more than 5% of our consolidated sales revenue for the three months ended March 31, 2012 and 2011.

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

Part II – Other Information

Item 1. Legal Proceedings

On March 27, 2012, we announced that our Board of Directors had received a preliminary, non-binding proposal from our Chairman and Chief Executive Officer, Xianfu Zhu, stating that Mr. Zhu intended to seek to purchase the remaining shares of our company that he does not presently own (the “Proposed Buyout”). Following this announcement, at least three lawsuits have been filed in Delaware naming the members of our Board of Directors and/or us as defendants. The resolution of any of these lawsuits, claims or legal proceedings could materially and adversely affect our business, results of operations and financial position. The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our directors, officers or employees with respect to certain of the matters described below.

On April 3, 2012, a verified shareholder class action lawsuit was filed by Phillip Meeks in the Court of Chancery of the State of Delaware against us and members of our Board of Directors, alleging that, inter alia, our Board of Directors breached their fiduciary duties in connection with the Proposed Buyout, and that the price per share proposed by Mr. Zhu represented inadequate consideration in light of our company’s intrinsic value and future prospects, and that we aided and abetted the breach of fiduciary duties. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing us from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. We believe that none of the defendants has yet responded to the complaint.

On April 11, 2012, a verified shareholder class action lawsuit was filed by Richard Bauschard in the Court of Chancery of the State of Delaware against members of our Board of Directors, alleging that, inter alia, our Board of Directors breached their fiduciary duties in connection with the Proposed Buyout, and that the price per share proposed by Mr. Zhu represented inadequate consideration in light of our company’s intrinsic value and future prospects. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing the defendants from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. We believe that none of the defendants has yet responded to the complaint.

On April 18, 2012, a verified shareholder class action lawsuit was filed by Harry Vonderlieth in the Court of Chancery of the State of Delaware against us and members of our Board of Directors, alleging that, inter alia, our Board of Directors breached their fiduciary duties to our shareholders in connection with the Proposed Buyout, and that the price per share proposed by Mr. Zhu represented inadequate consideration in light of our company’s intrinsic value and future prospects, and that we aided and abetted the breach of fiduciary duties. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing us from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. We believe that none of the defendants has yet responded to the complaint.

We intend to defend against the pending class action litigation vigorously.

For a description of our accounting policy regarding loss contingencies, see Note 14 “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.  With respect to the legal proceedings and claims described above, such litigation is still in its preliminary stages and the final outcome, including our liability, if any, with respect to such litigation, is uncertain.  In addition, it is not currently possible to determine the maximum potential amount under the indemnification provisions under the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law due to the limited history of prior indemnification claims and the preliminary stages of the litigation.  At present, we are unable to estimate a reasonably possible range of loss, if any, that may result from such litigation. If an unfavorable outcome were to occur in the litigation described above, the impact could be material to our business, financial condition, or results of operations.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Potential uncertainty resulting from our Chairman and Chief Executive Officer’s proposal and other related matters, including lawsuits, may adversely affect our business.

On March 27, 2012, our Board of Directors received a preliminary non-binding proposal from our Chairman and Chief Executive Officer, Mr. Xianfu Zhu, to buy all of the shares of our common stock not currently owned by him for $13.50 per share. Following receipt of the proposal, our board of directors formed a special committee of independent directors to consider the proposal and any amendments thereto as well as any alternative proposals.  No decisions have been made by the special committee with respect to our response to Mr. Zhu's proposal and there can be no assurance that any definitive offer will be made, that any agreement will be executed or that Mr. Zhu's proposal or any other transaction will be approved or consummated.  However, Mr. Zhu's proposal, whether or not consummated, presents a risk of diverting management focus, employee attention and resources from other strategic opportunities and from operational matters. Additionally, we and members of our Board of Directors have been named in a number of purported shareholder class action complaints relating to Mr. Zhu's proposal as more fully described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q.  These lawsuits or any future lawsuits may become time consuming and expensive. These matters, alone or in combination, may harm our business.

Our auditor, like other independent registered public accounting firms operating in China, is not permitted to be subject to inspection by the Public Company Accounting Oversight Board, and as such, investors may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditor is located in China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by PCAOB.

Inspections of other firms that PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities.

The table below is a summary of the shares repurchased by us during the first quarter of the year ending December 31, 2012.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (2)
January 1 - January 31, 2012	-	-	-	$16,868,926
February 1 - February 29, 2012	-	-	-	$16,868,926
March 1 - March 31, 2012	368,300	$8.4023	368,300	$13,774,353
Total	368,300(1)	$8.4023	368,300

(1) All, or 368,300 repurchased shares, were made in open-market transactions during the three months ended March 31, 2012.

(2) In July 2011, we announced that the Board of Directors had authorized a Stock Repurchase Program to repurchase up to $10 million of our common stock from July 2011 through July 2012. In August 2011, the dollar amount approved under the Stock Repurchase Program was raised to $40 million and the expiration date was extended to August 2012. We do not intend to make further purchases under the Stock Repurchase Program going forward.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.
40

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Zhongpin Inc.
(Company)

Date: May 10, 2012

By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

By:	/s/ Feng Wang
Feng Wang
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

10.1*	Form of employment agreement with executive officers of Zhongpin Inc.

31.1*	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

______________________

*	Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

