Form 10-Q
period 2012-06-30
ZHONGPIN INC.
filed 2012-08-09
CIK 1277092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 6, 2012, 37,189,344 shares of the registrant’s common stock were outstanding.

ZHONGPIN INC.

FORM 10-Q

ZHONGPIN INC.

Part I - Financial Information

Item 1. Financial Statements

The accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the aforementioned condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in U.S. dollars)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$143,264,744	$135,845,095
Restricted cash	98,051,840	91,444,216
Bank notes receivable	56,372,795	29,171,060
Accounts receivable, net of allowance for doubtful accounts of $4,327,163 and $2,323,920	77,620,512	40,161,898
Other receivables, net of allowance for doubtful accounts of $284,979 and $449,048	1,467,451	1,081,311
Purchase deposits	7,204,856	14,320,357
Inventories	64,169,530	41,944,020
Prepaid expenses	548,394	379,633
VAT recoverable	36,159,510	30,472,864
Allowance receivables	950,210	3,116,108
Deferred tax assets	570,618	572,791
Other current assets	1,522,497	1,545,534
Total current assets	487,902,957	390,054,887

Long-term investment	474,316	476,122
Property, plant and equipment, net	460,470,336	427,929,871
Deposits for purchase of land use rights	29,018,401	27,930,404
Construction in progress	46,784,402	47,887,224
Land use rights	106,676,476	96,981,393
Deferred charges	37,414	8,665
Other non-current assets	1,845,742	—
Total assets	$1,133,210,044	$991,268,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term loans	$186,891,773	$115,653,574
Bank notes payable	205,396,133	177,627,006
Long-term loans - current portion	44,658,520	16,016,419
Capital lease obligation	2,732,592	5,769,600
Accounts payable	17,107,743	15,693,948
Other payables	28,402,879	26,873,586
Accrued liabilities	14,871,326	12,596,651
Deposits from customers	7,316,394	12,550,096
Tax payable	1,724,988	1,822,812
Deferred subsidy - current portion	68,512	68,773
Total current liabilities	509,170,860	384,672,465

Deferred tax liabilities	522,409	524,399
Deposits from customers - long-term portion	2,266,661	2,615,449
Long-term loans	96,580,051	97,261,330
Deferred subsidy - long-term portion	1,946,891	1,988,693
Total liabilities	610,486,872	487,062,336

Equity
Common stock: par value $0.001; 100,000,000 authorized; 40,356,182 and 40,355,502 shares issued as of June 30, 2012 and December 31, 2011; and 37,189,344 and 37,556,964 outstanding as of June 30, 2012 and December 31, 2011	40,356	40,355
Additional paid in capital	239,880,014	239,364,449
Retained earnings	257,378,217	234,200,071
Treasury stock, at cost: 3,166,838 and 2,798,538 shares as of June 30, 2012 and December 31, 2011	(26,225,647)	(23,131,074)
Accumulated other comprehensive income	50,828,164	52,905,053
Total Zhongpin Inc. shareholders’ equity	521,901,104	503,378,854
Noncontrolling interest	822,068	827,376
Total shareholders’ equity	522,723,172	504,206,230
Total liabilities and shareholders’ equity	$1,133,210,044	$991,268,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONGPIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amount in U.S. dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues
Sales revenues	$408,211,851	$366,452,560	$782,339,235	$652,235,781
Cost of sales	(372,591,095)	(327,306,939)	(711,242,744)	(577,173,910)
Gross profit	35,620,756	39,145,621	71,096,491	75,061,871

Operating expenses
General and administrative expenses	(8,912,125)	(7,022,657)	(18,329,100)	(13,450,203)
Selling expenses	(8,819,522)	(8,457,575)	(15,256,642)	(14,730,895)
Research & development expenses	(157,016)	(23,804)	(243,644)	(455,310)
Total operating expenses	(17,888,663)	(15,504,036)	(33,829,386)	(28,636,408)

Income from operations	17,732,093	23,641,585	37,267,105	46,425,463

Other income (expense)
Interest expenses, net	(6,285,030)	(3,374,314)	(13,910,511)	(8,811,383)
Other income (expenses), net	591,768	(45,375)	1,155,374	(112,221)
Government subsidies	650,488	337,286	1,565,837	1,451,907
Total other expenses	(5,042,774)	(3,082,403)	(11,189,300)	(7,471,697)

Net income before taxes	12,689,319	20,559,182	26,077,805	38,953,766
Provision for income taxes	(1,708,505)	(1,243,095)	(2,901,834)	(2,754,484)

Net income after taxes	$10,980,814	$19,316,087	$23,175,971	$36,199,282
Net income (loss) attributable to noncontrolling interest	15	(991)	2,175	(1,145)

Net income attributable to Zhongpin Inc. shareholders	10,980,829	19,315,096	23,178,146	36,198,137

Foreign currency translation adjustment	$(2,662,676)	$6,124,756	$(2,080,022)	$9,932,670
Foreign currency translation adjustment attributable to noncontrolling interest	3,997	(10,504)	3,133	(11,565)
Foreign currency translation adjustment attributable to Zhongpin Inc. shareholders	(2,658,679)	6,114,252	(2,076,889)	9,921,105

Comprehensive income	$8,318,138	$25,440,843	$21,095,949	$46,131,952
Comprehensive income (loss) attributable to noncontrolling interest	4,012	(11,495)	5,308	(12,710)
Comprehensive income attributable to Zhongpin Inc. shareholders	8,322,150	25,429,348	21,101,257	46,119,242

Basic earnings per common share	$0.29	$0.48	$0.62	$0.95
Diluted earnings per common share	$0.29	$0.48	$0.62	$0.95
Basic weighted average shares outstanding	37,189,322	40,355,502	37,343,942	38,115,633
Diluted weighted average shares outstanding	37,209,695	40,365,654	37,349,092	38,203,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONGPIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. dollars) (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$23,175,971	$36,199,282
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	11,244,577	8,201,482
Amortization of land use rights	1,089,836	918,249
Provision for allowance for bad debts	1,854,859	677,259
Gain (loss) on disposal of property and equipment	(114,136)	3,269
Deferred subsidy	(34,352)	—
Stock-based compensation expense	515,566	775,316

Changes in operating assets and liabilities:
Accounts receivable	(39,733,636)	(12,378,014)
Other receivables	(510,391)	(2,467,032)
Purchase deposits	7,080,865	(2,519,411)
Prepaid expenses	(170,048)	(55,591)
Inventories	(22,447,130)	(3,515,759)
Allowance receivables	2,160,085	(1,847,397)
VAT recoverable	(5,818,467)	(7,604,190)
Other current assets	17,221	43,812
Deferred charges	(28,862)	9,114
Accounts payable	1,477,457	13,983,083
Other payables	1,753,707	1,432,387
Grants payable	—	764,397
Accrued liabilities	2,326,281	1,367,026
Taxes payable	(91,161)	(326,461)
Deposits from customers	(5,200,552)	1,059,156
Deposits from customers - long-term portion	(339,809)	450,169
Other non-current assets	(1,850,892)	—
Net cash (used in) provided by operating activities	(23,643,011)	35,170,146

Cash flows from investing activities:
Deposits for purchase of land use rights	(2,267,500)	(16,289,381)
Construction in progress	(38,142,893)	(60,971,828)
Additions to property and equipment	(6,455,137)	(3,722,560)
Additions to land use rights	(10,110,809)	—
Proceeds from sale of property and equipment	11,596	29,029
Increase in restricted cash	—	(40,948,998)
Net cash used in investing activities	(56,964,743)	(121,903,738)

Cash flows from financing activities:
Proceeds from (repayment of) bank notes, net	1,133,867	70,074,526
Increase in restricted cash	(6,974,018)	—
Proceeds from short-term bank loans	136,477,415	51,979,025
Repayment of short-term bank loans	(64,600,357)	(45,701,843)
Proceeds from long-term loans	30,129,745	24,443,692
Repayment of long-term loans	(1,659,865)	(13,539,464)
Repayment of capital lease obligation	(3,023,529)	(3,609,637)
Proceeds from offering of common stock	—	66,356,662
Repurchases of common stock	(2,812,322)	—
Capital contribution by non-controlling interest	—	802,617

	Six Months Ended June 30,
	2012	2011
Net cash provided by financing activities	88,670,936	150,805,578

Effects of rate changes on cash	(643,533)	2,781,641
Increase in cash and cash equivalents	7,419,649	66,853,627
Cash and cash equivalents, beginning of period	135,845,095	84,172,186
Cash and cash equivalents, end of period	$143,264,744	$151,025,813

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,197,482	$8,076,330
Cash paid for income taxes	$2,992,995	$3,195,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

The Company holds a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which the Company holds a 100% interest in its China-based subsidiaries, each of which was organized under the laws of China. The Company’s China-based subsidiaries include the following:

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Henan Zhongpin Food Company Limited	May 20, 2005	$203,300,000	100%

Henan Zhongpin Food Share Company Limited (“Henan Zhongpin”)	Jan. 20, 2000	1,430,000,000 RMB ($219,699,181)	100	%(1)

Henan Zhongpin Import and Export Trading Company Limited	Aug. 11, 2004	5,060,000 RMB ($611,111)	100%

Zhumadian Zhongpin Food Company Limited	June 7, 2006	60,000,000 RMB ($8,585,398)	100%

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	34,800,000 RMB ($5,094,422)	100%

Henan Zhongpin Fresh Food Logistics Company Limited	Sept. 14, 2006	1,500,000 RMB ($189,665)	100%

Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB ($1,893,652)	100%

Henan Zhongpin Business Development Company Limited	Sept. 27, 2006	5,000,000 RMB ($632,215)	100%

Luoyang Zhongpin Food Company Limited (“Luoyang Zhongpin”)	Jan.18, 2007	60,000,000 RMB ($8,703,452)	100%

Yongcheng Zhongpin Food Company Limited (“Yongcheng Zhongpin”)	Mar. 1, 2007	60,000,000 RMB ($8,783,487)	100%

Tianjin Zhongpin Food Company Limited (“Tianjin Zhongpin”)	Sept. 14, 2007	100,000,000 RMB ($14,639,145 )	100%

Jilin Zhongpin Food Company Limited	Dec. 11, 2008	1,000,000 RMB ($145,688)	100%

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100%

Taizhou Zhongpin Food Company Limited	May 12, 2010	100,000,000 RMB ($15,872,008)	100%

Changchun Zhongpin Food Company Limited (“Changchun Zhongpin”)	Aug. 6, 2010	170,000,000 RMB ($27,011,138)	100%

Henan Zhongpin Xinda Agriculture and Animal Husbandry Company Limited	June 1, 2011	15,000,000 RMB ($2,287,841)	65%

Kunshan Zhongpin Cold Chain Logistics Company Limited	June 3, 2011	300,000,000 RMB ($46,356,388)	100%

Tangshan Zhongpin Food Company Limited	Nov. 15, 2011	5,000,000 RMB ($788,196)	100%

(1)           Includes a 1.19% ownership interest of another six stockholders with respect to which Henan Zhongpin Food Company Limited is entitled to all economic benefits and the right to vote pursuant to the terms of a trust agreement with such stockholders.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Zhongpin Inc. and its wholly owned subsidiaries (collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated during the process of consolidation. The condensed consolidated financial statements were prepared in accordance with GAAP for interim financial information.

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

The Company translates assets and liabilities into U.S. dollars using the middle rate published by the People’s Bank of China as of the balance sheet date. The condensed consolidated statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of financial statements from RMB into U.S. dollars are recorded in stockholders' equity as part of accumulated other comprehensive income. Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in China. The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company. Such deposits are usually applied for the collection of the outstanding accounts receivable during the year. With such a practice in place, the Company did not have any specific allowance for doubtful accounts provided against specific customers as of June 30, 2012 and December 31, 2011, respectively.

The following table presents allowance activities in accounts receivable.

	June 30, 2012	December 31, 2011

Beginning balance	$2,323,920	$1,708,479
Additions to allowance for doubtful accounts	2,003,243	615,441
Ending balance	$4,327,163	$2,323,920

Inventories

Inventories are comprised of raw materials and low-value consumables, work-in-progress, and finished goods. Inventories are stated at the lower of cost or the market-based prices according to the weighted average method. Production cost components include the purchase cost of live hogs, direct labor, depreciation, packaging material, utility expense and other manufacturing overhead. By using a systematic costing system, the production cost is allocated to various products at the stage of work-in-progress and finished goods, respectively. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company regularly inspects the shelf life of prepared foods and, if necessary, writes down their carrying value based on their salability and expiration dates as cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets, as follows:

Estimated Useful Economic Life
Plant and buildings	5-30 years

Machinery and equipment	5-20 years

Office furniture and equipment	3-5 years

Vehicles	5 years

Maintenance and repairs are charged directly to expense as incurred, whereas improvements and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as a line item before income from operations.

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

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Construction in Progress and Interest Capitalization

Construction in progress is stated at cost. The cost accumulation process starts from the time the construction project is set-up and ends at the time the project has been put into service and all regulatory permits and approvals have been received. Borrowing costs attributable directly to the acquisition, construction or production of qualifying assets which require a substantial period of time to be ready for their intended use or sale, are capitalized as part of the cost of those assets.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, other receivables, advance to vendor, accounts payable and accrued liabilities, capital lease obligations and short-term loans are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of capital lease obligations approximate their fair value based on the Company’s current incremental borrowing rates for similar types of arrangements. Long-term debt approximates fair value since the bank term loans are fixed rate instruments and bear interests at the rate dictated and published by the People's Bank of China. The current rates published by the People's Bank of China approximate the interest rates of the loans outstanding.

Shipping and Handling Cost

All shipping and handling fees are included in selling expenses. Shipping and handling fees amounted to $3.2 million and $2.7 million for the three months ended June 30, 2012 and 2011, respectively, and $5.5 million and $4.9 million for the six months ended June 30, 2012 and 2011, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $0.3 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $0.6 million and $2.0 million for the six months ended June 30, 2012 and 2011, respectively.

Value Added Tax

All China-based enterprises are subject to a VAT imposed by the PRC government on their domestic product sales. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. Input VAT rates are 13% for most of the purchasing activities conducted by the Company. Output VAT rate is 13% for chilled pork products, frozen pork products and vegetable and fruit products, and 17% for prepared meat products. The input VAT can be offset against the output VAT. The VAT payable or recoverable balance presented on the consolidated balance sheets represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collections of output VAT instead of a receivable. On a quarterly basis, the Company forecasts for each of its subsidiaries separately the amount of sales revenue necessary to fully utilize the VAT recoverable. The factors considered in performing these forecasts include industry-specific and local economic conditions, as well as consumer behavior by the subsidiaries' designated geographical region and the demographics within those regions. Once the VAT recoverable for a subsidiary is determined to be non-recoverable in part or in full, the VAT recoverable is written-off as cost of sales.

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

Earnings Per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. All of such securities are included in the computation of diluted earnings per share. Of the 1,312,189 options and warrants outstanding at June 30, 2012, 1,007,000 options were anti-dilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2012. The number of shares of common stock underlying the outstanding stock warrants and options which were included in the computation of diluted earnings per share for the three and six months ended at June 30, 2012 and 2011 were 305,189 and 1,314,564, respectively.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the three-month periods ended June 30, 2012 and 2011 were $157,016 and $23,804, respectively, and for the six-month periods ended June 30, 2012 and 2011 were $243,644 and $455,310, respectively. The Company did not receive government subsidies that were specified for supporting the Company’s research and development efforts for the three-month and six-month periods ended June 30, 2012 and 2011, respectively.

Appropriation of Statutory Reserve

Under the corporate law and relevant regulations in the PRC, all of the subsidiaries of the Company located in the PRC are required to appropriate a portion of its retained earnings to statutory reserve. All subsidiaries located in the PRC are required to appropriate 10% of its annual after-tax income each year to the statutory reserve until the statutory reserve balance reaches 50% of the registered capital. In general, the statutory reserve shall not be used for dividend distribution purposes. As of June 30, 2012 and December 31, 2011, the appropriation of statutory reserves were $32.6 million and $29.5 million, respectively.

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

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Adoption of FASB ASU 2011-04

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)”, which provided clarifications for Topic 820 and also included instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurement has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and is effective during interim and annual periods beginning after December 15, 2011 for public entities. Early application by public entities is not permitted, and the adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial position and results of operations.

3.	INVENTORIES

Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Raw materials	$6,433,461	$6,066,074
Low value consumables and packing	1,728,026	1,918,019
Work-in-progress	4,138,709	5,385,610
Finished goods	51,869,334	28,574,317
Inventories	$64,169,530	$41,944,020

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)

Plant and buildings	$352,882,535	$326,254,157
Machinery and equipment	151,118,798	136,356,055
Office furniture and equipment	6,911,909	6,058,994
Vehicles	4,483,174	4,010,629
Accumulated depreciation	(54,926,080)	(44,749,964)
Total	$460,470,336	$427,929,871

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The depreciation expenses for the three-month periods ended June 30, 2012 and 2011 were $5,706,593 and $4,237,402, respectively, and for the six-month periods ended June 30, 2012 and 2011 were $11,244,577 and $8,201,482, respectively.

Of the above information, property, plant and equipment under the sale-leaseback agreement at cost at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)

Plant and buildings	$161,893	$171,678
Machinery and equipment	17,963,548	18,774,120
Office furniture and equipment	43,858	41,492
Vehicles	4,433	4,414
Accumulated depreciation	(3,025,740)	(2,475,320)
Total	$15,147,992	$16,516,384

The deferred losses included in the property and equipment balance were $624,047 and $1,375,173 at June 30, 2012 and December 31, 2011, respectively, and would be amortized over the lease term. Of the depreciation expenses, $373,994 and $280,687 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the three months ended June 30, 2012; $380,451 and $366,317 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the three months ended June 30, 2011; $747,989 and $561,375 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the six months ended June 30, 2012; $756,068 and $727,979 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the six months ended June 30, 2011.

5.	LAND USE RIGHTS

The Company’s land use rights at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)

Land use rights	$113,677,716	$102,918,358
Accumulated amortization	(7,001,240)	(5,936,965)
Total	$106,676,476	$96,981,393

The amortization expenses for the three months ended June 30, 2012 and 2011 were $572,870 and $462,058, respectively, and for the six-month periods ended June 30, 2012 and 2011 were $1,089,836 and $918,246, respectively.

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	CONSTRUCTION IN PROGRESS

Construction in progress at June 30, 2012 and December 31, 2011 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	June 30, 2012	December 31, 2011

Production facility for chilled and frozen pork in Taizhou	January 2012	$—	$886,362
Production facility for chilled and frozen pork in Changchun	January 2012	—	926,939
Production facility for prepared pork products in Changge (first phase)	April 2012	—	30,838,187
Information system	May 2012	—	128,865
Zhongpin Xinda joint venture project	September 2012	9,807,109	5,576,932
Sausage casting facility in Changge	September 2012	7,737,983	—
Anyang logistic project	October 2012	20,723,184	7,954,354
Improvement in Changge industrial park	October 2012	163,686	108,762
Production facility for prepared pork products in Tianjin	November 2012	1,966,691	1,065,420
Upgrade for production facility in other locations	November 2012	350,047	338,682
Kunshan facility land preparation cost	April 2013	6,035,702	62,721
Total		$46,784,402	$47,887,224

Estimated cost to complete current construction in progress is $74.9 million.

(1)	Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

7.	SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $186.9 million aggregate principal amount of short-term bank loans at June 30, 2012, loans in the aggregate principal amount of $132.0 million were secured by the land use rights, property and plant of Company’s subsidiaries in China, $34.9 million aggregate principal amount of loans was credit loans, and loans in the aggregate principal amount of $19.0 million were guaranteed by Henan Huanghe Enterprises Group Co., Ltd., an unaffiliated third party (“Huanghe Group”). These loans bear interest at prevailing lending rates in China ranging from 6.10% to 7.87% per annum.

8.	LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at June 30, 2012 and December 31, 2011 were as follows:

Bank	June 30, 2012	December 31, 2011
	(Unaudited)

China Construction Bank	$24,506,316	$14,283,674
Agriculture Bank of China	79,210,739	81,099,525
China Merchants Bank	15,020,000	15,077,211
Canadian Government Transfer Loan	1,124,922	1,197,758
Changge Old Town	1,613,436	1,619,581
China Development Bank	19,763,158	—
Current portion	(44,658,520)	(16,016,419)
Total long-term portion	$96,580,051	$97,261,330

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2012, Changchun Zhongpin entered into a loan agreement with China Development Bank pursuant to which Changchun Zhongpin may borrow up to RMB 300 million ($47.4 million).  Changchun Zhongpin drew down RMB 125 million ($19.8 million) in April 2012. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (7.48% per annum on June 30, 2012 and adjustable immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and RMB 125 million ($19.8 million) are payable in installments on various scheduled repayment dates between April 2013 and May 2017. Borrowings under the loan agreement are guaranteed by Henan Zhongpin and secured by all of Henan Zhongpin’s equity interests in Tianjin Zhongpin and Yongcheng Zhongpin.

In April 2012, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 15 million ($2.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2012 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In March 2012, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on June 30, 2012 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In June 2011, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.08% per annum on June 30, 2012 and adjustable on the anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in installments in March and June 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In December 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($4.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on June 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in December 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on June 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between September 2011 and June 2014. Borrowings under the loan agreement are guaranteed by the Company’s wholly owned subsidiary, Yongcheng Zhongpin. Henan Zhongpin repaid an aggregate of $0.3 million of the loan in September and December 2011, and $0.2 million of the loan in May 2012; $11.4 million remained outstanding as of June 30, 2012.

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2010, Tianjin Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($47.4 million). Tianjin Zhongpin drew down RMB 50 million ($7.9 million) in July 2010, RMB 80 million ($12.7 million) in November 2010 and RMB 110 million ($17.4 million) in May 2011. In June 2012, Tianjin Zhongpin extended the term of $7.9 million of the loan to be repayable in June 2015. Borrowings under the loan agreement are secured by the land use rights, property and plant of Tianjin Zhongpin. As of June 30, 2012, the total outstanding balance under the agreement was $38.0 million. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2013, 2014 and 2015.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on June 30, 2012 and adjustable on each anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 29, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In April 2010, in connection with the purchase of a piece of land from Changge Old Town, Changge Old Town extended a loan to Henan Zhongpin with a principal amount of RMB 10.2 million ($1.6 million) and bearing interest at the rate of 7.00% per annum payable on June 30, 2010 and each anniversary thereafter. Such loan does not have a fixed term and the principal amount of the loan should be repaid by Henan Zhongpin upon six months prior written notice from Changge Old Town. The loan remained outstanding as of June 30, 2012.

In March 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($8.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin. Henan Zhongpin repaid $1.3 million of the loan in March 2011, $1.0 million of the loan in December 2011 and $1.3 million of the loan in May 2012; $4.9 million remained outstanding as of June 30, 2012.

In February 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($11.2 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($11.1 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on June 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2010 and December 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Luoyang Zhongpin. Henan Zhongpin repaid $0.7 million of the loan in December 2010,, an aggregate of $0.4 million of the loan in October and December 2011 and $0.2 million in May 2012 ; $9.8 million remained outstanding as of June 30, 2012.

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($15.0 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between November 2012 and November 2014. Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

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

Of the Company’s long term loans outstanding at June 30, 2012, $93.1 million are secured by land use rights and property, plant and equipment of the Company’s subsidiaries. Total of land use rights and property, plant and equipment pledged amounts to $110.9 million at June 30, 2012.

9.	EQUITY TRANSACTIONS

During the three-month periods ended June 30, 2012 and 2011, the stock-based compensation expenses were $97,817 and $406,689, respectively, and for the six-month periods ended June 30, 2012 and 2011, the stock-based compensation expenses were $515,566 and $775,316, respectively.

For the six-month periods ended June 30, 2012, the Company repurchased 368,300 shares of common stock from the public market, and no repurchase occurred during the second quarter of 2012. The average cost per share, including commission, was $8.4023.

On April 9, 2012, 2,375 warrants were exercised on a cashless basis in exchange for 680 shares of the Company's common stock in accordance with the terms of the warrant.

10.	EARNINGS PER SHARE

The following table shows the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shareholders	$10,980,829	$19,315,096	$23,178,146	$36,198,137

Denominator:
Weighted average number of common shares outstanding – basic	37,189,322	40,355,502	37,343,942	38,115,633

Dilutive effect of stock options	20,373	10,151	5,150	88,275

Weighted average number of common shares outstanding – diluted	37,209,695	40,365,654	37,349,092	38,203,909

Basic earnings per share	$0.29	$0.48	$0.62	$0.95

Diluted earnings per share	$0.29	$0.48	$0.62	$0.95

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Of the 1,312,189 options and warrants outstanding at June 30, 2012, 1,007,000 options were anti-dilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2012. 305,189 options and warrants were dilutive and therefore included in the computation of diluted earnings per share for the three and six months ended June 30, 2012. All potentially dilutive securities were included in diluted earnings per share for the three and six months ended June 30, 2011 as the average market price is greater than the exercise price of the warrants and options outstanding.

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

Government subsidies received by the Company during the three-month and six-month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Deferred subsidies opening balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	2,042,412	—	2,057,466	—
Non-earmarked subsidies	—	—	—	—
Total	$2,042,412	$—	$2,057,466	$—

Subsidies received:
Interest subsidies	$—	$—	$327,031	$—
Earmarked subsidies	—	772,606	—	772,606
Non-earmarked subsidies	623,479	337,286	1,523,774	1,451,907
Total	$623,479	$1,109,892	$1,850,805	$2,224,513

Subsidies recognized:
Interest subsidies	$—	$—	$327,031	$—
Earmarked subsidies	27,009	—	42,063	—
Non-earmarked subsidies	623,479	337,286	1,523,774	1,451,907
Total	$650,488	$337,286	$1,892,868	$1,451,907

Deferred subsidies year ending balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	2,015,403	772,606	2,015,403	772,606
Non-earmarked subsidies	—	—	—	—
Total	$2,015,403	$772,606	$2,015,403	$772,606

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

The following table sets forth the Company's financial assets and liabilities not measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2012:

	Total	Level 1	Level 2	Level 3

Capital leases	$2,732,592	-	$2,732,592	-
Long term loans	$141,238,571	-	$141,238,571	-

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Sales by Division (U.S. dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled pork	$247.7	$213.2	$496.5	$381.8
Frozen pork	91.4	105.1	158.4	178.6
Prepared pork products	65.1	43.1	120.8	84.3
Vegetables and Fruits	4.0	5.1	6.6	7.5
Total	$408.2	$366.5	$782.3	$652.2

Cost of Sales:
Pork products	$369.1	$323.1	$705.4	$571.1
Vegetables and fruits	$3.5	$4.2	$5.8	$6.1

Gross Profit Margin:
Pork products	8.7%	10.6%	9.1%	11.4%
Vegetables and fruits	12.5%	17.6%	12.1%	18.7%

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	COMMITMENTS AND CONTINGENCIES

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

ZHONGPIN INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Overview

We are principally engaged in the meat and food processing and distribution business in China. Currently, we have 16 processing plants in China, located in Henan, Jiangsu, Jilin and Sichuan provinces and in the municipality of Tianjin. Our total production capacity for chilled pork and frozen pork is approximately 2,024.3 metric tons per eight-hour day, or approximately 728,760 metric tons on an annual basis. In addition, we have production capacity for prepared meats of approximately 488.9 metric tons per eight-hour day, or approximately 176,000 metric tons on an annual basis, and for vegetables and fruits of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We also have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We use state-of-the-art equipment in all of our processing facilities and sell all of our products under our “Zhongpin” brand name.

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

In June 2010, the China Meat Association (“CMA”) announced the China Meat Industry Development Strategy Report for 2011−2015. In that report, CMA provided a development roadmap and targets for the meat industry for the coming five years:

➢	To decrease sales of room temperature pork to below 50% of total pork sales in cities at or above county level in China by 2015;

➢	To increase the sales of chilled pork to around 30% of the total pork sales in China by 2015;

➢	To decrease outstanding licenses for slaughterhouses from more than 21,000 to around 3,000 in China; by 2015; and

➢	To build pork and pork products production bases in North China, Northeast China, East China and Southwest China.

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

We put into operation, are currently constructing, or plan to construct, additional production facilities in different parts of China:

•	We are investing approximately $18.0 million in a cold-chain logistic distribution center in Anyang, Henan province. This distribution center will have a 27,000 square meters temperature adjustable warehouse, processing capacity, distribution center and quality control center. This distribution center will be used for third-party cold-chain logistics service. We expect to put this distribution center into operation in the third quarter of 2012.
•	We are investing approximately $87.5 million in a chilled and frozen food processing and distribution center in Kunshan, Jiangsu province, which is near Shanghai city. The whole center will be built in three phases. The first phase will include a processing center, cold chain logistics center and business complex. We plan to invest about $35.0 million on the first phase and put it into operation in the fourth quarter of 2012.
•	We are investing approximately $58.5 million to build a new production, research and development, and training complex in Changge, Henan province excluding the cost of land use rights that we have already obtained. When completed, we anticipate that this new facility will have a production capacity of approximately 100,000 metric tons for prepared pork products. Adjacent to this new production facility, we also plan to develop a center for research and development, training, as well as quality assurance and control. Construction for the first phase with a production capacity of approximately 50,000 metric tons for prepared pork products started in the second quarter of 2011 and was completed in the second quarter of 2012. We started trial production in this facility from July 2012.

•	We will be investing approximately $49.0 million to build a slaughtering and processing plant, low temperature prepared pork plant, and logistics center in Tangshan, Hebei province. This facility will have a production capacity of approximately 60,000 metric tons for chilled pork, 20,000 metric tons for frozen pork, and 22,000 metric tons for prepared pork products. The construction is scheduled to start in the third quarter of 2012. We expect to put the new facility for chilled and frozen pork into operation in the second quarter of 2013.
•	We are investing approximately $10.5 million in a by-product processing plant in Changge, Henan province. This facility will have a production capacity for 100 million meters of casings and 300 billion units of raw material to make heparin sodium. The construction began in March 2012. We expect to put the new facility into operation in the fourth quarter of 2012.
•	We established a joint venture company, of which we own 65%, with Henan Xinda Animal Husbandry Company Limited in June 2011. The joint venture company is financed by capital contributions and bank loans. All capital contributions to the joint venture company have been made. We expect the new company will provide 20,000 sire boars annually. We are currently building infrastructures for sire boars breeding and plan to start operations in the third quarter of 2012.

Our products are sold under the “Zhongpin” brand name. As of June 30, 2012, our wholesale customers included 140 international and domestic fast food companies in China, 139 processing factories and 1,409 school cafeterias, hotels, factory canteens, army bases, and government departments. As of such date, we also sold directly to 3,442 retail outlets, including supermarkets, within China.

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

As of June 30, 2012, we had 7,840 employees, of whom 5,922 were operating personnel, 1,408 were sales personnel, 130 were research and development personnel and 380 were administrative personnel. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

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

Critical Accounting Policies

Unless otherwise noted, all translations from RMB to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of June 29, 2012, which was RMB 6.3249 to $1.00. We make no representation that the RMB amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On August 6, 2012, the middle rate was RMB6.3353 to $1.00.

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

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry, considering factors such as general economic conditions and industry-specific economic condition in China, historical customer performance, as well as anticipated customer performance. We maintain a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We also examine the credit terms of significant customers regularly and ask for more cash deposits if these customers appear to have any indicators of delaying their payments to us. Such deposits are usually applied towards the outstanding accounts receivable. The focus of our collection effort is on receivable balances less than one year old, as receivable over a year old has typically been insignificant compared to the total gross receivable. With such a practice in place, we did not have any specific bad debt allowance provided against specific customers as of June 30, 2012.

Inventories.   Inventories are comprised of raw materials and low-value consumables, work-in-progress, and finished goods. Inventories are stated at the lower of cost or market-based prices according to the weighted average method. Production cost components include the purchase cost of live hogs, direct labor, depreciation, packaging material, utility expense and other manufacturing overhead. By using a systematic costing system, the production cost is allocated to various products at the stage of work-in-progress and finished goods, respectively. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. We regularly inspect the shelf life of prepared foods and, if necessary, write down their carrying value based on their salability and expiration dates as cost of goods sold.

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

In 2012, we expect that the demand for pork in China and the results of the pork and pork products division of our business will remain strong while live hog prices will drop approximately 15% to 20%, compared with 2011. We anticipate that our profit margin in 2012 will decrease due to increased competition in the industry, the expected increase in labor cost and overheads, and the expected increase in quality control cost in response to increased importance on food safety placed by government and consumers, partially offset by the expected lower cost of sales due to the drop in live hog prices.

Comparison of Three Months Ended June 30, 2012 and 2011

Revenue. Total revenue increased from $366.5 million for the three months ended June 30, 2011 to $408.2 million for the three months ended June 30, 2012, which represented an increase of $41.7 million, or approximately 11%. The increase in revenues during the second quarter of 2012 was primarily due to increased sales volume in our pork and pork products resulting from the effects of the continuing increases in the number of our retail outlets, geographic expansion of our distribution network and processing facilities, and increased sales to chain restaurants, food service providers, and wholesalers and distributors in China, and higher selling prices of our prepared pork products, partly offset by the lower average selling prices of our chilled and frozen pork products. The following table presents certain information regarding our sales by product division for the three months ended June 30, 2012 and 2011.

	Sales by Division (unaudited)
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	101,038	$247.7	$2,452	78,458	$213.2	$2,717
Frozen pork	38,400	91.4	2,380	39,729	105.1	2,645
Prepared pork products	25,113	65.1	2,592	20,463	43.1	2,106
Vegetables and Fruits	2,952	4.0	1,355	4,310	5.1	1,183
Total	167,503	$408.2	$2,437	142,960	$366.5	$2,564

The pork market in China is highly fragmented and in the markets where we sell our products, no single supplier has a significant impact on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the regions in which we operate.

In the second quarter of 2012, we increased our sales of chilled pork products by approximately $34.5 million over the amount of our sales of such products in the second quarter of 2011. As shown in the table above, our average price during the second quarter of 2012 was approximately $2,452 per metric ton for chilled pork, compared to $2,717 during the second quarter of 2011, a decrease of 10%. The number of metric tons of chilled pork sold during the second quarter of 2012 increased by 22,580, or 29% from the second quarter of 2011. Our total revenue increased primarily due to the increase in sales volume of our chilled products as we increased our capacity, increased sales to existing customers, and increased volume of sales of our products as we entered new geographic markets, expanded our points of sales, and acquired new customers. The revenue increase was partly offset by decrease in average selling price of our chilled pork products due to fluctuations in the market price of pork or pork related products.

In the second quarter of 2012, we decreased our sales of frozen pork products by approximately $13.7 million over the amount of our sales of such products in the second quarter of 2011. Our average price during the second quarter of 2012 was approximately $2,380 per metric ton for frozen pork compared to $2,645 during the second quarter of 2011, a decrease of 10%. The number of metric tons of frozen pork sold during the second quarter of 2012 decreased by 1,329, or 3% from the second quarter of 2011. Our total revenue decreased due to the decrease in the average selling price of our frozen pork products in the second quarter of 2012 as a result of fluctuations in the market price of pork or pork related products, and the decrease in the sales volume as we strategically adjusted our product mix towards selling less frozen pork products which have a lower profit margin.

In the second quarter of 2012, we increased our sales of prepared pork products by approximately $22.0 million over the amount of our sales of such products in the second quarter of 2011. Our average price during the second quarter of 2012 was approximately $2,592 per metric ton for prepared pork products compared to $2,106 during the second quarter of 2011, an increase of 23%. The number of metric tons of prepared pork products sold during the second quarter of 2012 increased by 4,650, or 23% from the second quarter of 2011. This product division is becoming more important to our business as customers increasingly demand prepared pork products and are willing to pay higher average prices for the convenience of such products. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacity for this division.

The sales of pork and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold in the second quarter of 2012 was partly attributable to our efforts to expand our geographic coverage and broaden our distribution channels. The following table shows the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume (unaudited)
	As of June 30,		Net	Percentage
	2012	2011	Change	of Change

Showcase stores	162	166	(4)	(2)%
Branded stores	1,339	1,146	193	17%
Supermarket counters	1,941	2,031	(90)	(4)%
Total	3,442	3,343	99	3%

First-tier cities	29	29	—	0%
Second-tier cities	135	132	3	2%
Third-tier cities	435	427	8	2%
Total cities	599	588	11	2%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table shows our revenues by distribution channel for the second quarters of 2012 and 2011, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)
	Three months ended June 30,		Net	Percentage
	2012	2011	Change	of Change

Retail channels	$107.9	$121.7	$(13.8)	(11)%
Wholesalers and distributors	169.9	127.2	42.7	34%
Restaurants and food services	123.3	111.4	11.9	11%
Export	7.1	6.2	0.9	15%
Total	$408.2	$366.5	$41.7	11%

The increase in sales to different distribution channels was mainly due to the following factors:

•	our production capacity has increased since we completed the expansion project of our facility in Taizhou, Jiangsu province and Changchun, Jilin province in December 2011 and we maintained our capacity utilization rate on average for all facilities;

•	we have built our brand image and brand recognition through general advertising, display promotions and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products; and

•	we believe consumers are placing more importance on food safety and are willing to pay higher prices for safe food products.

Cost of Sales. Our cost of sales primarily includes our costs of raw materials, labor costs and overhead. Of our total cost of sales, our costs of raw materials typically account for approximately 95% to 96%, our overhead typically accounts for 2.5% to 3% and our labor costs typically account for 1.5% to 1.7%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with but considerably higher than our increase in sales revenue.

	Cost of Sales by Division (unaudited)
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Metric Tons	Cost of Sales (in millions)	Average Cost/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Cost/ Metric Ton

Pork and Pork Products
Chilled pork	101,038	$228.0	$2,257	78,458	$190.2	$2,424
Frozen pork	38,400	86.3	2,247	39,729	98.1	2,469
Prepared pork products	25,113	54.8	2,182	20,463	34.8	1,701
Vegetables and Fruits	2,952	3.5	1,186	4,310	4.2	974

Total	167,503	$372.6	$2,224	142,960	$327.3	$2,289

Our gross profit margin (gross profit divided by sales revenue) decreased from 10.7% for the three months ended June 30, 2011 to 8.7% for the three months ended June 30, 2012. The decrease in our gross margin during the second quarter of 2012 was primarily due to (i) higher competition in the market, (ii) the decrease in the gap between pork prices over hog prices, which is the bulk of our cost of sales, (iii) increased promotional activities to grow our market share, and (iv) the increase in overhead due to the higher labor costs and utility costs.

General and Administrative Expenses. General and administrative expenses increased from $7.0 million for the three months ended June 30, 2011 to $8.9 million for the three months ended June 30, 2012, which represented an increase of $1.9 million, or approximately 27%. As a percentage of revenues, general and administrative expenses increased from 1.9% for the three months ended June 30, 2011 to 2.2% for the three months ended June 30, 2012.

The increase in general and administrative expenses during the three months ended June 30, 2012 was primarily the result of a $0.8 million increase in salary expense due to the expansion of our business, which required us to hire more employees, and an increase in the average salary we paid to our employees; and a $0.4 million increase in other taxes as a result of the land and property placed into service in December 2011 in Taizhou and Changchun and therefore we started paying land and property taxes in the first quarter of 2012.

Selling Expenses. Selling expenses increased from $8.5 million for the three months ended June 30, 2011 to $8.8 million for the three months ended June 30, 2012, which represented an increase of $0.3 million, or approximately 4%. The increase in selling expenses was primarily the result of our increased sales of pork and pork products and was primarily due to a $0.4 million increase in transportation fees, a $0.3 million increase in supermarket management fees, and a $0.3 million increase in salaries. The increase was partly offset by a $0.9 million decrease in advertising cost because we sponsored a market event in the same period last year. As a percentage of revenues, selling expenses decreased from 2.3% for the three months ended June 30, 2011 to 2.2% for the three months ended June 30, 2012.

Interest Expense (net of interest income). Interest expense net of interest income increased from $3.4 million for the three months ended June 30, 2011 to $6.3 million for the three months ended June 30, 2012, which represented an increase of $2.9 million, or approximately 85%. The increase in interest expense was primarily the result of an increase of $28.0 million in long-term bank loans and an increase of $71.2 million in short-term bank loans. The increase was partly offset by an increase in interest income due to increased bank deposits.

Other Income, and Government Subsidies. Other income and government subsidies increased from $0.3 million for the three months ended June 30, 2011 to $1.2 million for the three months ended June 30, 2012, which represented an increase of $0.9 million. This increase was primarily the result of an increase in government subsidies. The changes in government subsidies are discussed in Note 11 of Notes to Condensed Consolidated Financial Statements.

Income Taxes. The enterprise income tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw vegetable and fruit products. The increase of $0.5 million in the provision for income taxes for the three months ended June 30, 2012 over the three months ended June 30, 2011 resulted from the increased sales of prepared meat products.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenue. Total revenue increased from $652.2 million for the six months ended June 30, 2011 to $782.3 million for the six months ended June 30, 2012, which represented an increase of $130.1 million, or approximately 20%. The increase in revenues during the first half of 2012 was primarily due to higher average selling prices of our products in the market, increased sales volume in our meat and meat products segment resulting from the effects of the continuing increases in the number of our retail outlets, geographic expansion of our distribution network and processing facilities, and increased sales to chain restaurants, food service providers and wholesalers and distributors in China. The following table presents certain information regarding our sales by product division for the six months ended June 30, 2012 and 2011.

	Sales by Division (unaudited)
	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	188,185	$496.5	$2,638	148,557	$381.8	$2,570
Frozen pork	63,923	158.4	2,478	72,465	178.6	2,465
Prepared pork products	46,539	120.8	2,596	40,577	84.3	2,078
Vegetables and Fruits	5,858	6.6	1,127	7,597	7.5	987
Total	304,505	$782.3	$2,569	269,196	$652.2	$2,423

The pork market in China is highly fragmented and in the markets where we sell our products, no single supplier has a significant impact on the market price of pork or related pork products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the regions in which we operate.

In the first half of 2012, we increased our sales of chilled pork products by approximately $114.7 million over the amount of our sales of such products in the first half of 2011. As shown in the table above, our average price during the first half of 2012 was approximately $2,638 per metric ton for chilled pork, compared to $2,570 during the first half of 2011, an increase of 3%. The number of metric tons of chilled pork sold during the first half of 2012 increased by 39,628, or 27% from the first half of 2011. Our total revenue increased due to the average price increase in the first half of 2012 as a result of fluctuations in the market price of pork or pork related products, successful capacity expansion, increased sales to existing customers, and increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers.

In the first half of 2012, we decreased our sales of frozen pork products by approximately $20.2 million over the amount of our sales of such products in the first half of 2011. Our average price during the first half of 2012 was approximately $2,478 per metric ton for frozen pork compared to $2,465 during the first half of 2011, an increase of 1%. The number of metric tons of frozen pork sold during the first half of 2012 decreased by 8,542, or 12% from the first half of 2011. Our total revenue decreased mainly due to the decrease in the sales volume as we strategically adjusted our product mix towards selling less frozen pork products which have a lower profit margin.

In the first half of 2012, we increased our sales of prepared pork products by approximately $36.5 million over the amount of our sales of such products in the first half of 2011. Our average price during the first half of 2012 was approximately $2,596 per metric ton for prepared pork products compared to $2,078 during the first half of 2011, an increase of 25%. The number of metric tons of prepared pork products sold during the first half of 2012 increased by 5,962, or 15% from the first half of 2011. This product division is becoming more important to our business as customers increasingly demand prepared pork products and are willing to pay higher average prices for the convenience of such products. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacity for this division.

The following table shows our revenues by distribution channel for the first half of 2012 and 2011, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)
	Six Months Ended June 30,		Net	Percentage
	2012	2011	Change	of Change

Retail channels	$224.8	$229.4	$(4.6)	(2)%
Wholesalers and distributors	323.6	224.6	99.0	44%
Restaurants and food services	219.5	188.6	30.9	16%
Export	14.4	9.6	4.8	50%
Total	$782.3	$652.2	$130.1	20%

The increase in sales to different distribution channels was mainly due to the following factors:

•	our production capacity has increased since we completed the expansion project of our facility in Taizhou, Jiangsu province and Changchun, Jilin province in December 2011 and we maintained our capacity utilization rate on average for all facilities;

•	we have built up our brand image and brand recognition through general advertising display promotions and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products; and

•	we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.

Cost of Sales. Our cost of sales primarily includes our costs of raw materials, labor costs and overhead. Of our total cost of sales, our costs of raw materials typically account for approximately 95% to 96%, our overhead typically accounts for 2.5% to 3% and our labor costs typically account for 1.5% to 1.7%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with our increase in sales revenue.

	Cost of Sales by Division (unaudited)
	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	188,185	$455.0	$2,418	148,557	$339.8	$2,287
Frozen pork	63,923	149.1	2,332	72,465	165.9	2,289
Prepared pork products	46,539	101.3	2,177	40,577	65.4	1,612
Vegetables and Fruits	5,858	5.8	990	7,597	6.1	803
Total	304,505	$711.2	$2,336	269,196	$577.2	$2,144

Our gross profit margin (gross profit divided by sales revenue) decreased from 11.5% for the six months ended June 30, 2011 to 9.1% for the six months ended June 30, 2012. The decrease in our gross margin during the first half of 2012 was primarily due to (i) the competition in the market, (ii) the decrease in the gap between pork prices over hog prices, which is the bulk of our cost of sales, (iii) increased promotional activities to grow our market share, and (iv) the increase in overhead due to the higher labor costs and utility costs As a result, our gross profit margin was lower than the level we would expect to achieve once we fully integrate our new production facilities and expand into new regional markets for our products. We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

General and Administrative Expenses. General and administrative expenses increased from $13.5 million for the six months ended June 30, 2011 to $18.3 million for the six months ended June 30, 2012, which represented an increase of $4.8 million, or approximately 36%. As a percentage of revenues, general and administrative expenses increased from 2.1% for the six months ended June 30, 2011 to 2.3% for the six months ended June 30, 2012.

The increase in general and administrative expenses during the six months ended June 30, 2012 was primarily the result of a $1.7 million increase in salary expense due to the expansion of our business, which required us to hire more employees. Also the increase was the result of a $1.2 million increase in accounts receivable provisions and a $1.0 million increase in other taxes as a result of the land and property placed into service in December 2011 in Taizhou and Changchun and therefore we started paying land and property taxes in the first quarter of 2012.

Selling Expenses. Selling expenses increased from $14.7 million for the six months ended June 30, 2011 to $15.3 million for the six months ended June 30, 2012, which represented an increase of $0.6 million, or approximately 4%. The increase in selling expenses was primarily due to the increase in sales of pork and pork products and was primarily due to a $0.3 million increase in supermarket management fee, a $0.7 million increase in salaries and a $0.7 million increase in transportation fees. The increase was partly offset by $1.5 million decrease in advertising and promotional fees because we sponsored a market event in the same period last year. As a percentage of revenues, selling expenses decreased from 2.3% for the six months ended June 30, 2011 to 2.0% for the six months ended June 30, 2012.

Interest Expense (net of interest income). Interest expense net of interest income increased from $8.8 million for the six months ended June 30, 2011 to $13.9 million for the six months ended June 30, 2012, which represented an increase of $5.1 million, or approximately 58%. The increase in interest expense was primarily the result of an increase of $28.0 million in long-term bank loans, an increase of $71.2 million in short-term bank loans, and an increase in interest rate by the central bank of China. The increase was partly offset by increase in interest income due to increased bank deposits.

Other Income and Government Subsidies. Other income and government subsidies increased from $1.3 million for the six months ended June 30, 2011 to $2.7 million for the six months ended June 30, 2011, which represented an increase of $1.4 million.

Income Taxes. The enterprise income tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.1 million in the provision for income taxes for the six months ended June 30, 2012 over the six months ended June 30, 2011 resulted from the increased sales from prepared meat products.

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

The following tables show our sales in metric tons and production processed in metric tons by division for the three-month and six-month periods ended June 30, 2012 and 2011.

	Sales by Division (in metric tons)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	101,038	78,458	188,185	148,557
Frozen pork	38,400	39,729	63,923	72,465
Prepared pork products	25,113	20,463	46,539	40,577
Vegetable and Fruits	2,952	4,310	5,858	7,597
Total	167,503	142,960	304,505	269,196

	Production by Division (in metric tons)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	102,138	78,487	189,925	149,182
Frozen pork	44,860	36,434	77,876	71,700
Prepared pork products	26,847	21,455	49,785	42,065
Vegetable and Fruits	2,389	3,149	4,882	6,376
Total	176,234	139,525	322,468	269,323

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in China in which we offered and sold our products at June 30, 2012 and December 31, 2011, 2010 and 2009.

		December 31,
	June 30, 2012	2011	2010	2009

Number of products	446	439	429	392
Number of retail outlets	3,442	3,428	3,326	3,205
Expansion of Market Coverage
Number of provinces	24	24	24	24
Number of first-tier cities	29	29	29	29
Number of second-tier cities	135	134	130	120
Number of third-tier cities	435	432	421	383

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $143.3 million and $135.8 million, respectively. As of June 30, 2012, we had working capital of approximately negative $21.3 million. Based on the anticipated operating cash flow of our company and subsidiaries, the availability remaining under our banking facilities, as well as alternative sources of financing available to us, we believe we will have the ability to meet our liabilities as and when they become due within the next twelve months.

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

For the six months ended June 30, 2012, net cash used in operating activities was $23.6 million, which represented a decrease of $58.8 million as compared to the net cash provided by operating activities of $35.2 million for the same period of 2011. The decrease was primarily due to a $49.8 million increase in cash used in operating assets and liabilities, a $13.0 million decrease in net income and partly offset by a $4.0 million increase in non-cash items. Of the non-cash items, depreciation and amortization accounted for $3.2 million of change due to the fact that more plant, equipment and machinery were put into use.

Cash flow from changes in operating assets and liabilities decreased approximately $49.8 million, as compared to the negative cash flow of $11.6 million from changes in operating assets and liabilities for the same period of the prior year. Of the $49.8 million decrease, $18.9 million was attributable to the change of cash flow from inventories due to the fact that we increased our inventory level this year because the pork price was decreasing in the market and we expected it has reached bottom, and because we are operating more facilities we have to maintain a higher inventory level; $27.4 million was attributable to the change of cash flow from accounts receivable due to the fact that we are operating more facilities and serving more clients so our accounts receivable balance increased accordingly, and also because we faced fierce competition and we had to offer better credit terms to our clients; $12.5 million was attributable to the change of cash flow from accounts payable.

Net cash used in investing activities was $57.0 million for the six months ended June 30, 2012, which represented a decrease of $65.0 million as compared to the net cash of $121.9 million used in investing activities for the same period of the prior year. We spent $22.8 million less on the costs of construction for new production facilities, $40.9 million less on restricted cash and $14.0 million less on purchase deposit for land use rights during the first half of 2012 compared to the same period of 2011. The decrease was partly offset by our spending a $10.1 million more on purchase of land use rights.

Net cash provided by financing activities was $88.7 million during the six months ended June 30, 2012, a decrease of $62.1 million compared to the net cash of $150.8 million provided by financing activities for the same period of the prior year. We received $68.9 million less in net proceeds from bank notes and received no proceeds from issuing new shares of common stock during the first half of 2012 compared to $66.4 million in net proceeds from issuing new shares of common stock during the first half of 2011. The decrease was partly offset by our receiving $65.6 million more in net proceeds from short-term bank loans and $17.6 million more in net proceeds from long-term bank loans during the first half of 2012.

Capital Commitment

Stock Repurchase Program. In July 2011, the Board of Directors authorized a Stock Repurchase Program to repurchase up to $10 million of our common stock from July 2011 through July 2012. In August 2011, the dollar amount approved under the Stock Repurchase Program was raised to $40 million and the expiration date was extended to August 2012. As of June 30, 2012, we have repurchased 3,166,838 shares at an aggregate cost of $26.2 million, while the cost per share, including commission, varied from $6.80 to $9.35. We did not repurchase any shares during the three months ended June 30, 2012.

Capital Expenditure. See Note 6 “Construction in Progress” in the Notes to Condensed Consolidated Financial Statements for description of ongoing construction projects and estimated cost to complete.

Loans. As of June 30, 2012, we had short-term and long-term bank and governmental loans in the aggregate amount of $328.1 million with interest rates ranging from 5.76% to 7.87% per annum, as shown below.

Bank	Amount Borrowed	Interest Rate	Maturity Date

Short-term Loans

China Everbright Bank	6,324,211	7.22%	11/09/2012
	1,581,053	7.22%	11/27/2012
	4,743,158	6.94%	01/15/2013
	4,743,158	6.63%	06/13/2013

China Construction Bank	6,324,211	6.56%	11/27/2012
	7,905,263	6.56%	01/08/2013

Agriculture Development Bank of China	959,347	6.31%	07/03/2012
	8,695,790	6.56%	03/25/2013
	7,905,263	6.56%	03/28/2013
	15,020,000	6.56%	03/29/2013
	4,870,275	6.31%	06/28/2013

Guangdong Development Bank	3,162,105	7.26%	09/15/2012

Bank of Shanghai	3,952,632	6.94%	09/28/2012

China Minsheng Bank	4,743,158	7.26%	07/02/2012
	1,581,053	6.94%	07/12/2012
	4,743,158	6.94%	08/25/2012
	9,486,316	7.87%	03/23/2013

China Merchants Bank	9,486,316	6.94%	07/28/2012
	4,743,158	7.57%	11/22/2012
	4,743,158	6.94%	01/13/2013

China CITIC Bank	6,324,211	7.22%	05/30/2013

Industrial Bank	3,162,105	7.87%	03/30/2013
	7,905,263	6.31%	06/11/2013

Huaxia Bank	12,648,421	6.31%	06/25/2013

Rabobank Nederland	7,905,263	6.10%	07/04/2012
	7,905,263	6.41%	08/16/2012

Zhongyuan Trust Co., Ltd.	25,296,843	7.30%	09/29/2012

City Finance –short-term	31,621	0.00%	Extendable

Total	$186,891,773

Long-term Loan-Current portion

Canadian Government Transfer Loan	72,835	6.02%	11/15/2012

Agriculture Bank of China	2,845,895	6.65%	12/27/2012
	316,210	6.90%	12/27/2012
	11,225,474	6.65%	02/03/2013
	1,581,052	6.65%	05/27/2013
	9,486,316	6.65%	06/30/2013

China Merchants Bank	3,162,105	6.65%	11/26/2012

China Development Bank	1,739,158	7.48%	04/19/2013

China Construction Bank	3,162,105	6.08%	03/22/2013
	4,743,158	6.08%	06/21/2013
	6,324,210	5.76%	06/29/2013

Total	$44,658,520

Long-term Loans

China Construction Bank	7,905,263	6.40%	03/25/2014
	2,371,579	6.65%	03/25/2014

Agriculture Bank of China	1,581,053	6.65%	06/30/2013
	3,952,632	6.40%	12/09/2013
	790,526	6.65%	12/27/2013
	2,371,579	6.90%	12/27/2013
	11,067,369	6.90%	06/27/2014
	12,648,421	6.65%	06/30/2014
	7,114,737	6.90%	12/27/2014
	14,229,474	6.65%	06/30/2015

China Development Bank	1,739,158	7.48%	11/20/2013
	2,055,368	7.48%	05/20/2014
	2,055,368	7.48%	11/20/2014
	2,371,579	7.48%	05/20/2015
	2,371,579	7.48%	11/20/2015
	2,687,790	7.48%	05/20/2016
	2,687,790	7.48%	11/20/2016
	2,055,368	7.48%	05/20/2017

China Merchants Bank	4,743,158	6.65%	11/26/2013
	7,114,737	6.65%	11/26/2014

Changge Old Town	1,613,436	7.00%	Extendable

Canadian Government Transfer Loan	1,052,087	*	11/15/2041

Total	$96,580,051

* The principal amount of this loan is interest free.

Of our outstanding short-term loans as of June 30, 2012, $132.0 million aggregate principal amount of loans were guaranteed by our subsidiaries in China, $34.9 million aggregate principal amount of loans was credit loans, and $19.0 million aggregate principal amount of loans was guaranteed by Henan Huanghe Enterprises Group Co., Ltd., a group corporation that is not affiliated with our company or with any of our subsidiaries (“Huanghe Group”).

In May 2012, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group, which replaced a previous mutual guarantee agreement between Henan Zhongpin and Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $23.7 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $23.7 million. The agreement will expire in May 2013. At the expiration of the agreement, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreement. At June 30, 2012, Henan Zhongpin had outstanding guarantees for $16.9 million of Huanghe Group’s bank loans under the agreement. All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months

In April 2012, Changchun Zhongpin entered into a loan agreement with China Development Bank pursuant to which Changchun Zhongpin may borrow up to RMB 300 million ($47.4 million).  Changchun Zhongpin drew down RMB 125 million ($19.8 million) in April 2012. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (7.48% per annum on June 30, 2012 and adjustable immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and RMB 125 million ($19.8 million) are payable in installments on various scheduled repayment dates between April 2013 and May 2017. Borrowings under the loan agreement are guaranteed by Henan Zhongpin and secured by all of Henan Zhongpin’s equity interests in Tianjin Zhongpin and Yongcheng Zhongpin.

In April 2012, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 15 million ($2.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2012 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In March 2012, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on June 30, 2012 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In June 2011, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.08% per annum on June 30, 2012 and adjustable on the anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in installments in March and June 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In December 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($4.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on June 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in December 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on June 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between September 2011 and June 2014. Borrowings under the loan agreement are guaranteed by our wholly owned subsidiary, Yongcheng Zhongpin. Henan Zhongpin repaid an aggregate of $0.3 million of the loan in September and December 2011, and $0.2 million of the loan in May 2012; $11.4 million remained outstanding as of June 30, 2012.

In July 2010, Tianjin Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($47.4 million). Tianjin Zhongpin drew down RMB 50 million ($7.9 million) in July 2010, RMB 80 million ($12.7 million) in November 2010 and RMB 110 million ($17.4 million) in May 2011. In June 2012, Tianjin Zhongpin extended the term of $7.9 million of the loan to be repayable in June 2015. Borrowings under the loan agreement are secured by the land use rights, property and plant of Tianjin Zhongpin. As of June 30, 2012, the total outstanding balance under the agreement was $38.0 million. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2013, 2014 and 2015.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on June 30, 2012 and adjustable on each anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 29, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In April 2010, in connection with the purchase of a piece of land from Changge Old Town, Changge Old Town extended a loan to Henan Zhongpin with a principal amount of RMB 10.2 million ($1.6 million) and bearing interest at the rate of 7.00% per annum payable on June 30, 2010 and each anniversary thereafter. Such loan does not have a fixed term and the principal amount of the loan should be repaid by Henan Zhongpin upon six months prior written notice from Changge Old Town. The loan remained outstanding as of June 30, 2012.

In March 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($8.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin. Henan Zhongpin repaid $1.3 million of the loan in March 2011, $1.0 million of the loan in December 2011 and $1.3 million of the loan in May 2012; $4.9 million remained outstanding as of June 30, 2012.

In February 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($11.2 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($11.1 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.90% per annum on June 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2010 and December 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Luoyang Zhongpin. Henan Zhongpin repaid $0.7 million of the loan in December 2010 and an aggregate of $0.4 million of the loan in October and December 2011 and $0.2 million in May 2012; $9.8 million remained outstanding as of June 30, 2012.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($15.0 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on June 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between November 2012 and November 2014. Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

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

Of our long term loans outstanding at June 30, 2012, $93.1 million are secured by land use rights and property, plant and equipment of our subsidiaries. Total of land use rights and property, plant and equipment pledged amounts to $110.9 million at June 30, 2012

We believe our existing cash and cash equivalents, together with our ability to secure bank borrowings, will be sufficient to finance our investment in new facilities, with budgeted capital expenditures of approximately $125.2 million over the next 12 months, and to satisfy our working capital needs. We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders as we have done in the past.

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Capital Commitment - Contractual Commitments.” as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Interest Rate Risk. We are exposed to interest rate risk through our short-term and long-term loans. We have $186.9 million short-term bank loans and $141.2 million long-term bank loans outstanding as of June 30, 2012, and we have not used any derivative financial instruments or engaged in any interest rate hedging activities to manage our interest rate risk exposure. Our future interest expense on short-term or long-term bank loans may increase or decrease due to changes in market interest rates. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of bank loans relative to other sources of funds.

Credit Risk. We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers. No single customer or supplier constitute more than 5% of our consolidated sales revenue for the three months ended June 30, 2012 and 2011.

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

For a description of our accounting policy regarding loss contingencies, see Note 14 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.  With respect to the legal proceedings and claims described above, such litigation is still in its preliminary stages and the final outcome, including our liability, if any, with respect to such litigation, is uncertain.  In addition, it is not currently possible to determine the maximum potential amount under the indemnification provisions under the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law due to the limited history of prior indemnification claims and the preliminary stages of the litigation.  At present, we are unable to estimate a reasonably possible range of loss, if any, that may result from such litigation. If an unfavorable outcome were to occur in the litigation described above, the impact could be material to our business, financial condition, or results of operations.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Potential continuing uncertainty resulting from our Chairman and Chief Executive Officer’s proposal and other related matters, including lawsuits, may adversely affect our business.

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

(a)          None.

(b)          Not Applicable.

(c)          Issuer Purchases of Equity Securities.

The table below is a summary of the shares repurchased by us during the second quarter of the year ending December 31, 2012.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (1)
April 1 - April 30, 2012	-	-	-	$13,774,353
May 1 - May 31, 2012	-	-	-	$13,774,353
June 1 - June 30, 2012	-	-	-	$13,774,353
Total	-	-	-

(1) In July 2011, we announced that the Board of Directors had authorized a Stock Repurchase Program to repurchase up to $10 million of our common stock from July 2011 through July 2012. In August 2011, the dollar amount approved under the Stock Repurchase Program was raised to $40 million and the expiration date was extended to August 2012. We did not repurchase any shares during the three months ended June 30, 2012. We do not intend to make further purchases under the Stock Repurchase Program going forward.

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

Date: August 9, 2012	Zhongpin Inc.
(Company)

	By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

	By:	/s/ Feng Wang
Feng Wang
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

10.1*	Mutual Guarantee Agreement dated May 25, 2012 between Henan Zhongpin Food Share Co., Ltd. and Henan Huanghe Enterprises Group Co., Ltd. (Translated from Mandarin)

31.1*	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

*           Filed herewith

