Form 10-Q/A
period 2012-06-30
ZHONGPIN INC.
filed 2012-08-13
CIK 1277092

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 9, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and audited Condensed Consolidated Balance Sheets as of December 31, 2011, (ii) the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the unaudited Notes to Condensed Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the August 9, 2012 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Date: August 13, 2012	Zhongpin Inc.
(Company)

	By:	/s/ Xianfu Zhu
Xianfu Zhu Chief Executive Officer

By:	/s/ Feng Wang
Feng Wang Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

10.1*	Mutual Guarantee Agreement dated May 25, 2012 between Henan Zhongpin Food Share Co., Ltd. and Henan Huanghe Enterprises Group Co., Ltd. (Translated from Mandarin)
31.1*	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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