Form 10-Q
period 2012-09-30
ZHONGPIN INC.
filed 2012-11-09
CIK 1277092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 6, 2012, 37,209,344 shares of the registrant’s common stock were outstanding.

ZHONGPIN INC.

FORM 10-Q

INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	2

		Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three-month and nine-month periods ended September 30, 2012 and 2011	3

		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2012 and 2011	4

		Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

	Item 4.	Controls and Procedures	41

Part II	Other Information

	Item 1.	Legal Proceedings	42

	Item 1A.	Risk Factors	42

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

	Item 3.	Defaults Upon Senior Securities	43

	Item 4.	Mine Safety Disclosures	43

	Item 5.	Other Information	44

	Item 6.	Exhibits	44

Signatures			45

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

The results of operations for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in U.S. dollars)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$146,240,450	$135,845,095
Restricted cash	95,880,072	91,444,216
Bank notes receivable	66,263,996	29,171,060
Accounts receivable, net of allowance for doubtful accounts of $5,065,526 and $2,323,920	92,684,294	40,161,898
Other receivables, net of allowance for doubtful accounts of $514,099 and $449,048	1,675,490	1,081,311
Purchase deposits	7,956,858	14,320,357
Inventories	52,431,905	41,944,020
Prepaid expenses	470,228	379,633
VAT recoverable	35,320,505	30,472,864
Allowance receivables	947,797	3,116,108
Deferred tax assets	569,169	572,791
Other current assets	1,166,449	1,545,534
Total current assets	501,607,213	390,054,887

Long-term investment	473,111	476,122
Property, plant and equipment (net)	465,795,213	427,929,871
Deposits for purchase of land use rights	20,623,927	27,930,404
Construction in progress	59,684,788	47,887,224
Land use rights	113,194,935	96,981,393
Deferred charges	3,075	8,665
Prepayment on property, plant and equipment	3,595,410	—
Total assets	$1,164,977,672	$991,268,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term loans	$210,861,343	$115,653,574
Bank notes payable	190,304,368	177,627,006
Long-term loans - current portion	44,545,316	16,016,419
Capital lease obligation	1,184,779	5,769,600
Accounts payable	13,389,257	15,693,948
Other payables	31,230,591	26,873,586
Accrued liabilities	14,757,280	12,596,651
Deposits from customers	10,338,534	12,550,096
Tax payable	1,692,812	1,822,812
Deferred subsidy - current portion	68,338	68,773
Total current liabilities	518,372,618	384,672,465

Deferred tax liabilities	521,083	524,399
Deposits from customers - long-term portion	2,127,591	2,615,449
Long-term loans	108,322,994	97,261,330
Deferred subsidy - long-term portion	1,924,863	1,988,693
Total liabilities	631,269,149	487,062,336

Equity
Common stock: par value $0.001; 100,000,000 authorized; 40,376,182 and 40,355,502 shares issued as of September 30, 2012 and December 31, 2011; and 37,209,344 and 37,556,964 outstanding as of September 30, 2012 and December 31, 2011	40,376	40,355
Additional paid-in capital	240,063,994	239,364,449
Retained earnings	268,421,547	234,200,071
Treasury stock, at cost: 3,166,838 and 2,798,538 shares as of September 30, 2012 and December 31, 2011	(26,225,647)	(23,131,074)
Accumulated other comprehensive income	49,418,398	52,905,053
Total Zhongpin Inc. shareholders’ equity	531,718,668	503,378,854
Noncontrolling interests	1,989,855	827,376
Total shareholders’ equity	533,708,523	504,206,230
Total liabilities and shareholders’ equity	$1,164,977,672	$991,268,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONGPIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amount in U.S. dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues

Sales revenues	$415,744,666	$398,086,490	$1,198,083,901	$1,050,322,271
Cost of sales	(376,246,415)	(358,049,826)	(1,087,489,159)	(935,223,736)
Gross profit	39,498,251	40,036,664	110,594,742	115,098,535

Operating expenses
General and administrative expenses	(9,694,515)	(7,423,392)	(28,023,615)	(20,873,595)
Selling expenses	(11,384,229)	(7,866,984)	(26,640,871)	(22,597,879)
Research & development expenses	(139,302)	(20,127)	(382,946)	(475,437)
Total operating expenses	(21,218,046)	(15,310,503)	(55,047,432)	(43,946,911)

Income from operations	18,280,205	24,726,161	55,547,310	71,151,624

Other income (expense)
Interest expenses, net	(8,280,935)	(7,017,272)	(22,191,446)	(15,828,655)
Other income, net	853,973	269,577	2,009,347	157,356
Government subsidies	1,507,872	1,142,388	3,073,709	2,594,295
Total other expense	(5,919,090)	(5,605,307)	(17,108,390)	(13,077,004)

Net income before taxes	12,361,115	19,120,854	38,438,920	58,074,620
Provision for income taxes	(1,331,286)	(799,129)	(4,233,120)	(3,553,613)

Net income after taxes	11,029,829	$18,321,725	34,205,800	$54,521,007
Net loss attributable to noncontrolling interest	13,501	1,167	15,676	22

Net income attributable to Zhongpin Inc. shareholders	11,043,330	18,322,892	34,221,476	54,521,029

Foreign currency translation adjustment	$(1,416,358)	$9,098,658	$(3,496,380)	$19,031,328
Foreign currency translation adjustment attributable to noncontrolling interests	6,592	(14,885)	9,725	(26,450)
Foreign currency translation adjustment attributable to Zhongpin Inc. shareholders	(1,409,766)	9,083,773	(3,486,655)	19,004,878

Comprehensive income	$9,613,471	$27,420,383	$30,709,420	$73,552,335
Comprehensive loss /( income) attributable to noncontrolling interests	20,093	(13,718)	25,401	(26,428)
Comprehensive income attributable to Zhongpin Inc. shareholders	9,633,564	27,406,665	30,734,821	73,525,907

Basic earnings per common share	$0.30	$0.46	$0.92	$1.41
Diluted earnings per common share	$0.30	$0.46	$0.92	$1.41
Basic weighted average shares outstanding	37,198,909	39,918,816	37,295,245	38,723,299
Diluted weighted average shares outstanding	37,240,843	39,918,816	37,303,300	38,781,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONGPIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. dollars) (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$34,205,800	$54,521,007
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	17,334,633	12,542,855
Amortization of land use rights	1,660,272	1,386,615
Provision for allowance for bad debts	2,834,924	780,323
Gain on disposal of property and equipment	(134,389)	(15,174)
Deferred subsidy	(51,448)	-
Stock-based compensation expense	515,566	1,193,067

Changes in operating assets and liabilities:
Accounts receivable	(55,743,663)	(12,087,046)
Other receivables	(953,122)	(2,467,660)
Purchase deposits	6,296,770	(15,311,424)
Prepaid expenses	(92,737)	12,906
Inventories	(10,793,990)	(9,281,330)
Allowance receivables	2,156,768	(300,748)
Tax funds receivables	(5,059,499)	(13,003,464)
Other current assets	370,717	35,141
Deferred charges	5,556	11,899
Accounts payable	(2,213,823)	30,300,071
Other payables	4,659,448	1,104,339
Grants payable	-	769,527
Accrued liabilities	2,244,396	1,680,231
Taxes payable	(118,923)	(225,688)
Deposits from customers	(2,140,298)	8,726,458
Deposits from customers – long term portion	(473,108)	(117,064)
Net cash (used in) provided by operating activities	(5,490,150)	60,254,841

Cash flows from investing activities:
Prepayment on property, plant and equipment	(3,609,070)	—
Refund/(deposits) for purchase of land use rights	532,975	(16,453,540)
Construction in progress	(62,153,166)	(102,225,007)
Additions to property, plant and equipment	(8,155,015)	(4,645,211)
Additions to land use rights	(11,927,087)	—
Proceeds from sale of property, plant and equipment	115,983	36,983
Increase in restricted cash	-	(35,666,692)
Net cash used in investing activities	(85,195,380)	(158,953,467)

Cash flows from financing activities:
Proceeds from (repayment of) bank notes, net	(23,565,944)	59,574,005
Increase in restricted cash	(5,033,193)	-
Proceeds from short-term bank loans	229,666,614	122,354,751
Repayment of short-term bank loans	(133,362,962)	(112,957,341)
Proceeds from long-term loans	42,117,373	24,607,716
Repayment of long-term loans	(1,657,316)	(13,807,043)
Repayment of capital lease obligation	(4,565,614)	(5,097,774)
Proceeds from offering of common stock	-	66,356,662
Repurchase of common stock	(2,812,322)	(15,797,352)
Proceeds from option exercise	184,000	-
Capital contribution by non-controlling interest	1,187,881	808,003
Net cash provided by financing activities	102,158,517	126,041,627

Effects of rate changes on cash	(1,077,632)	5,104,029
Increase in cash and cash equivalents	10,395,355	32,447,030
Cash and cash equivalents, beginning of period	135,845,095	84,172,186
Cash and cash equivalents, end of period	$146,240,450	$116,619,216

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,490,837	$16,292,479
Cash paid for income taxes	$4,352,043	$3,768,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

The Company holds a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which the Company holds a 100% interest in its China-based subsidiaries, each of which was organized under the laws of China. The Company’s China-based subsidiaries include the following:

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Henan Zhongpin Food Company Limited	May 20, 2005	$203,300,000	100%

Henan Zhongpin Food Share Company Limited (“Henan Zhongpin”)	Jan. 20, 2000	1,430,000,000 RMB ($219,699,181)	100	%(1)

Henan Zhongpin Import and Export Trading Company Limited	Aug. 11, 2004	5,060,000 RMB ($611,111)	100%

Zhumadian Zhongpin Food Company Limited	June 7, 2006	60,000,000 RMB ($8,585,398)	100%

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	34,800,000 RMB ($5,094,422)	100%

Henan Zhongpin Fresh Food Logistics Company Limited	Sept. 14, 2006	1,500,000 RMB ($189,665)	100%

Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB ($1,893,652)	100%

Henan Zhongpin Business Development Company Limited	Sept. 27, 2006	5,000,000 RMB ($632,215)	100%

Luoyang Zhongpin Food Company Limited (“Luoyang Zhongpin”)	Jan.18, 2007	60,000,000 RMB ($8,703,452)	100%

Yongcheng Zhongpin Food Company Limited (“Yongcheng Zhongpin”)	Mar. 1, 2007	60,000,000 RMB ($8,783,487)	100%

Tianjin Zhongpin Food Company Limited (“Tianjin Zhongpin”)	Sept. 14, 2007	100,000,000 RMB ( $14,639,145 )	100%

Jilin Zhongpin Food Company Limited	Dec. 11, 2008	1,000,000 RMB ($145,688)	100%

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Name	Date of Incorporation	Registered Capital	Percentage of Ownership

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100%

Taizhou Zhongpin Food Company Limited	May 12, 2010	100,000,000 RMB ($15,872,008)	100%

Changchun Zhongpin Food Company Limited (“Changchun Zhongpin”)	Aug. 6, 2010	170,000,000 RMB ($27,011,138)	100%

Henan Zhongpin Xinda Agriculture and Animal Husbandry Company Limited	June 1, 2011	15,000,000 RMB ($2,287,841)	65%

Kunshan Zhongpin Cold Chain Logistics Company Limited	June 3, 2011	300,000,000 RMB ($46,356,388)	100%

Tangshan Zhongpin Food Company Limited	Nov. 15, 2011	5,000,000 RMB ($788,196)	100%

Xuchang Xinmao Food Machinery Company Limited (“Xuchang Xinmao”) (2)	July 19, 2012	24,800,000RMB ($3,926,101)	69.74%

Zhongpin (Hong Kong) Trading Co., Limited (“HK Zhongpin”)	Sept. 11, 2012	N/A (3)	100%

(1)          Includes a 1.19% ownership interest of another six stockholders with respect to which Henan Zhongpin Food Company Limited is entitled to all economic benefits and the right to vote pursuant to the terms of a trust agreement with such stockholders.

(2)          The Company has made all of its capital contribution to Xuchang Xinmao in the form of land use right, property, plant and equipment.

(3)          The Company plans to make capital contribution of approximately $1.0 million to HK Zhongpin in the near future.

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

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in China. The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company. Such deposits are usually applied for the collection of the outstanding accounts receivable during the year. With such a practice in place, the Company did not have any specific allowance for doubtful accounts provided against specific customers as of September 30, 2012 and December 31, 2011, respectively.

The following table presents allowance activities in accounts receivable.

	September 30, 2012	December 31, 2011

Beginning balance	$2,323,920	$1,708,479
Additions to allowance for doubtful accounts	2,741,606	615,441
Ending balance	$5,065,526	$2,323,920

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

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, other receivables, advances to vendor, accounts payable and accrued liabilities, capital lease obligations and short-term loans are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of capital lease obligations approximate their fair value based on the Company’s current incremental borrowing rates for similar types of arrangements. Long-term debt approximates fair value since the bank term loans are fixed rate instruments and bear interests at the rate dictated and published by the People's Bank of China. The current rates published by the People's Bank of China approximate the interest rates of the loans outstanding.

Shipping and Handling Cost

All shipping and handling fees are included in selling expenses. Shipping and handling fees amounted to $4.3 million and $3.0 million for the three months ended September 30, 2012 and 2011, respectively, and $9.8 million and 7.9million for the nine months ended September 30, 2012 and 2011, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to 1.8 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $2.4 million and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. All of such securities are included in the computation of diluted earnings per share. Of the 1,292,189 options and warrants outstanding at September 30, 2012, 1,007,000 options were anti-dilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012. The number of shares of common stock underlying the outstanding stock warrants and options which were included in the computation of diluted earnings per share for the three and nine months ended at September 30, 2012 and 2011 were 285,189 and 307,564, respectively.

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

Research and Development Expenses

Research and development costs are expensed as incurred, whereas purchases of laboratory equipment for research and development center are capitalized. Total spending on research and development for new product development and improvements of existing products by the Company for the three-month periods ended September 30, 2012 and 2011 were $227,000 and $195,000, respectively, and for the nine-month periods ended September 30, 2012 and 2011 were $2,189,000 and $1,950,000, respectively. Of these total spending, purchases of laboratory equipment for the three-month periods ended September 30, 2012 and 2011 were $90,000 and $166,000, respectively, and for the nine-month periods ended September 30, 2012 and 2011 were $1,806,000 and 1,457,000, respectively. The Company did not receive government subsidies that were specified for supporting the Company's research and development efforts for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Appropriation of Statutory Reserve

Under the corporate law and relevant regulations in the PRC, all of the subsidiaries of the Company located in the PRC are required to appropriate a portion of its retained earnings to statutory reserve. All subsidiaries located in the PRC are required to appropriate 10% of its annual after-tax income each year to the statutory reserve until the statutory reserve balance reaches 50% of the registered capital. In general, the statutory reserve shall not be used for dividend distribution purposes. As of September 30, 2012 and December 31, 2011, the appropriation of statutory reserves were $34.2 million and $29.5 million, respectively.

Comprehensive Income (Loss)

The Company adopted FASB ASC 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners.

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of the Company. Based on that review, the Company does not currently believe that any of those accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

3.	INVENTORIES

Inventories at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)

Raw materials	$6,162,354	$6,066,074
Low value consumables and packing	1,521,539	1,918,019
Work-in-progress	3,878,954	5,385,610
Finished goods	40,869,058	28,574,317
Inventories	$52,431,905	$41,944,020

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)

Plant and buildings	$360,956,321	$326,254,157
Machinery and equipment	153,844,100	136,356,055
Office furniture and equipment	6,908,252	6,058,994
Vehicles	4,438,436	4,010,629
Accumulated depreciation	(60,351,896)	(44,749,964)
Total	$465,795,213	$427,929,871

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The depreciation expenses for the three-month periods ended September 30, 2012 and 2011 were $6,090,056 and $4,341,373, respectively, and for the nine-month periods ended September 30, 2012 and 2011 were $17,334,633 and $12,542,855, respectively.

Of the above information, property, plant and equipment under the sale-leaseback agreement at cost at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)

Plant and buildings	$156,926	$171,678
Machinery and equipment	17,549,210	18,774,120
Office furniture and equipment	45,005	41,492
Vehicles	4,440	4,414
Accumulated depreciation	(3,296,923)	(2,475,320)
Total	$14,458,658	$16,516,384

The deferred losses included in the property, plant and equipment balance were $250,456 and $1,375,173 at September 30, 2012 and December 31, 2011, respectively, and would be amortized over the lease term. Of the depreciation expenses, $372,272 and $279,063were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the three months ended September 30, 2012; $385,645 and $370,695 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the three months ended September 30, 2011; $1,120,261 and $840,438 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the nine months ended September 30, 2012; and $1,141,713 and $1,098,674 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the nine months ended September 30, 2011.

5.	LAND USE RIGHTS

The Company’s land use rights at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)

Land use rights	$120,748,343	$102,918,358
Accumulated amortization	(7,553,408)	(5,936,965)
Total	$113,194,935	$96,981,393

The amortization expenses for the three months ended September 30, 2012 and 2011 were $570,436 and $468,369, respectively, and for the nine-month periods ended September 30, 2012 and 2011 were $1,660,272 and $1,386,615, respectively.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	CONSTRUCTION IN PROGRESS

Construction in progress at September 30, 2012 and December 31, 2011 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	September 30, 2012	December 31, 2011

Production facility for chilled and frozen pork in Taizhou	January 2012	$—	$886,362
Production facility for chilled and frozen pork in Changchun	January 2012	—	926,939
Production facility for prepared pork products in Changge (first phase)	April 2012	—	30,838,187
Information system	May 2012	—	128,865
Zhongpin Xinda joint venture project	September 2012	—	5,576,932
Anyang logistic project	October 2012	24,029,590	7,954,354
Improvement in Changge industrial park	October 2012	163,271	108,762
Production facility for prepared pork products in Tianjin	November 2012	2,018,293	1,065,420
Upgrade for production facility in other locations	November 2012	372,338	338,682
Sausage casting facility in Changge	December 2012	9,255,949	—
Kunshan facility for chilled and frozen food processing and distribution center	April 2013	23,845,347	62,721
Total		$59,684,788	$47,887,224

Estimated cost to complete current construction in progress is $50.8million.

(1)	Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

7.	SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $210.9 million aggregate principal amount of short-term bank loans at September 30, 2012, loans in the aggregate principal amount of $135.6 million were guaranteed by the Company’s subsidiaries in China, $60.1 million aggregate principal amount of loans was credit loans, and loans in the aggregate principal amount of $14.2 million were guaranteed by Henan Huanghe Enterprises Group Co., Ltd., an unaffiliated third party (“Huanghe Group”). These loans bear interest at prevailing lending rates in China ranging from 5.88% to 7.22% per annum.

8.	LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at September 30, 2012 and December 31, 2011 were as follows:

Bank	September 30, 2012	December 31, 2011
	(Unaudited)

China Construction Bank	$24,444,094	$14,283,674
Agriculture Bank of China	79,009,620	81,099,525
China Merchants Bank	14,981,864	15,077,211
Canadian Government Transfer Loan	1,124,922	1,197,758
Changge Old Town	1,609,339	1,619,581
China Development Bank	31,698,471	—
Total long-term loans	152,868,310	113,277,749
Current portion	(44,545,316)	(16,016,419)
Total long-term portion	$108,322,994	$97,261,330

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2012, Changchun Zhongpin entered into a loan agreement with China Development Bank pursuant to which Changchun Zhongpin may borrow up to RMB 300 million ($47.3 million).  Changchun Zhongpin drew down RMB 125 million ($19.7 million) in April 2012 and RMB 76 million ($12.0 million) in July 2012. As of September 30, 2012, Changchun Zhongpin had RMB99 million ($15.6 million) available for borrowing under such loan agreement. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (7.21% per annum on September 30, 2012 and adjustable immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and RMB 201 million ($31.7 million) are payable in installments on various scheduled repayment dates between April 2013 and May 2019. Borrowings under the loan agreement are guaranteed by Henan Zhongpin and secured by all of Henan Zhongpin’s equity interests in Tianjin Zhongpin and Yongcheng Zhongpin.

In April 2012, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 15 million ($2.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.15% per annum on September 30, 2012 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In March 2012, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.15% per annum on September 30, 2012 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In June 2011, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.85% per annum on September 30, 2012 and adjustable on the anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in installments in March and June 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In December 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($3.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.15% per annum on September 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in December 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on September 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between September 2011 and June 2014. Borrowings under the loan agreement are guaranteed by the Company’s wholly owned subsidiary, Yongcheng Zhongpin. Henan Zhongpin repaid an aggregate of $0.3 million of the loan in September and December 2011, and $0.2 million of the loan in May 2012; $11.4 million remained outstanding as of September 30, 2012.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2010, Tianjin Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($47.3 million). Tianjin Zhongpin drew down RMB 50 million ($7.9 million) in July 2010, RMB 80 million ($12.6 million) in November 2010 and RMB 110 million ($17.3 million) in May 2011. In June 2012, Tianjin Zhongpin extended the term of $7.9 million of the loan to be repayable in June 2015. Borrowings under the loan agreement are secured by the land use rights, property and plant of Tianjin Zhongpin. As of September 30, 2012, the total outstanding balance under the agreement was $37.8 million and Tianjin Zhongpin had $1.6 million available for borrowing under the loan agreement. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on September 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2013, 2014 and 2015.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.54% per annum on September 30, 2012 and adjustable on each anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 29, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In April 2010, in connection with the purchase of a piece of land from Changge Old Town, Changge Old Town extended a loan to Henan Zhongpin with a principal amount of RMB 10.2 million ($1.6 million) and bearing interest at the rate of 7.00% per annum payable on June 30, 2010 and each anniversary thereafter. Such loan does not have a fixed term and the principal amount of the loan should be repaid by Henan Zhongpin upon six months prior written notice from Changge Old Town. The full amount of the loan remained outstanding as of September 30, 2012.

In March 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($8.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on September 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin. Henan Zhongpin repaid $1.3 million of the loan in March 2011, $1.0 million of the loan in December 2011 and $1.3 million of the loan in May 2012; $4.9 million remained outstanding as of September 30, 2012.

In February 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($11.2 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.15% per annum on September 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2009, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($11.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on September 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2010 and December 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Luoyang Zhongpin. Henan Zhongpin repaid $0.7 million of the loan in December 2010, an aggregate of $0.4 million of the loan in October and December 2011 and $0.2 million in May 2012 ; $9.8 million remained outstanding as of September 30, 2012.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($15.0 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on September 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between November 2012 and November 2014. Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

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

Of the Company’s long term loans outstanding at September 30, 2012, $92.9 million are secured by land use rights and property, plant and equipment of the Company’s subsidiaries. Total of land use rights and property, plant and equipment pledged amounts to $112.1 million at September 30, 2012.

9.	EQUITY TRANSACTIONS

During the three-month periods ended September 30, 2012 and 2011, the stock-based compensation expenses were $0 and $417,749, respectively, and for the nine-month periods ended September 30, 2012 and 2011, the stock-based compensation expenses were $515,566 and $1,736,024, respectively.

For the nine-month period ended September 30, 2012, the Company repurchased 368,300 shares of common stock from the public market, and no repurchase occurred during the third quarter of 2012. The average cost per share, including commission, was $8.4023.

On April 9, 2012, 2,375 warrants were exercised on a cashless basis in exchange for 680 shares of the Company’s common stock in accordance with the terms of the warrant.

On August 17, 2012, options for 20,000 underlying shares were exercised on a cashless basis. 20,000 shares of the Company’s common stock were issued accordingly.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	EARNINGS PER SHARE

The following table shows the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shareholders	$11,043,330	$18,322,892	$34,221,476	$54,521,029

Denominator:
Weighted average number of common shares outstanding – basic	37,198,909	39,918,816	37,295,245	38,723,299

Dilutive effect of stock options	41,934	—	8,055	50,208

Weighted average number of common shares outstanding – diluted	37,240,843	39,918,816	37,303,300	38,781,507

Basic earnings per share	$0.30	$0.46	$0.92	$1.41

Diluted earnings per share	$0.30	$0.46	$0.92	$1.41

Of the 1,292,189 options and warrants outstanding at September 30, 2012, 1,007,000 options were anti-dilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012. 285,189 options and warrants were dilutive and therefore included in the computation of diluted earnings per share for the three and nine months ended September 30, 2012. All potentially dilutive securities were included in diluted earnings per share for the three months ended September 30, 2011 as the average market price is greater than the exercise price of the warrants and options outstanding.

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

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Government subsidies received by the Company during the three-month and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Deferred subsidies opening balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	2,015,403	—	2,057,466	—
Non-earmarked subsidies	—	—	—	—
Total	$2,015,403	$—	$2,057,466	$—

Subsidies received:
Interest subsidies	$191,478	$—	$518,537	$—
Earmarked subsidies	—	—	—	786,794
Non-earmarked subsidies	1,485,670	1,142,388	3,009,444	2,594,295
Total	$1,677,148	$1,142,388	$3,527,981	$3,381,089

Subsidies recognized:
Interest subsidies	$191,478	$—	$518,537	$—
Earmarked subsidies	22,202	—	64,265	—
Non-earmarked subsidies	1,485,670	1,142,388	3,009,444	2,594,295
Total	$1,699,350	$1,142,388	$3,592.246	$2,594,295

Deferred subsidies year ending balance:
Interest subsidies	$—	$—	$—	$—
Earmarked subsidies	1,993,201	—	1,993,201	786,794
Non-earmarked subsidies	—	—	—	—
Total	$1,993,201	$—	$1,993,201	$786,794

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

The carrying value of financial items of the Company, included, cash and cash equivalents, restricted cash, other receivable, advance to vendors, accrued liabilities and short-term borrowings loans, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company's financial assets and liabilities not measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2012:

	Total	Level 1	Level 2	Level 3

Capital leases	$1,184,779	-	$1,184,779	-
Long term loans	$152,868,310	-	$152,868,310	-

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

	Sales by Division (U.S. dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled pork	$253.6	$247.7	$750.2	$629.6
Frozen pork	84.9	93.0	243.3	271.6
Prepared pork products	72.3	52.4	193.1	136.7
Vegetables and Fruits	4.9	5.0	11.5	12.4
Total	$415.7	$398.1	$1,198.1	$1,050.3

Cost of Sales:
Pork products	$372.0	$353.9	$1,077.5	$925.0
Vegetables and fruits	$4.2	$4.1	$10.0	$10.2

Gross Profit Margin:
Pork products	9.4%	10.0%	9.2%	10.9%
Vegetables and fruits	14.3%	18.0%	13.0%	17.7%

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	COMMITMENTS AND CONTINGENCIES

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

We put into operation, are currently constructing, or plan to construct, additional production facilities in different parts of China:

•	We are investing approximately $18.0 million in a cold-chain logistic distribution center in Anyang, Henan province. This distribution center will have a 27,000 square meters temperature adjustable warehouse, processing capacity, distribution center, and a quality control center. This distribution center will be used for third-party cold-chain logistics service. We expect to put this distribution center into operation in the fourth quarter of 2012.

•	We are investing approximately $87.5 million in a chilled and frozen food processing and distribution center in Kunshan, Jiangsu province, which is near Shanghai city. The whole center will be built in three phases. The first phase will include a processing center, cold-chain logistics center, and business complex. We plan to invest about $35.0 million on the first phase and put it into operation in the fourth quarter of 2012.

•	We are investing approximately $58.5 million to build a new production, research and development, and training complex in Changge, Henan province excluding the cost of land use rights that we have already obtained. When completed, we anticipate that this new facility will have a production capacity of approximately 100,000 metric tons for prepared pork products. Adjacent to this new production facility, we also plan to develop a center for research and development, training, as well as quality assurance and control. Construction for the first phase with a production capacity of approximately 50,000 metric tons for prepared pork products started in the second quarter of 2011 and was completed in the second quarter of 2012. We started trial production in this facility in July 2012, and has started the regular production since the end of the third quarter of 2012.

•	We will be investing approximately $47.6 million to build a cold-chain logistic distribution center in Tangshan, Hebei province. This distribution center will have a 27,000 square meters temperature adjustable warehouse, processing capacity, distribution center, and quality control center. This distribution center will be used for third-party cold-chain logistics service. We expect to put this distribution center into operation in the fourth quarter of 2013.

•	We are investing approximately $10.5 million in a by-product processing plant in Changge, Henan province. This facility will have a production capacity for 100 million meters of sausage casings and 300 billion units of raw material to make heparin sodium. The construction began in March 2012. We expect to put the new facility into operation in the fourth quarter of 2012.

•	We established a joint venture company, of which we own 65%, with Henan Xinda Animal Husbandry Company Limited in June 2011. The joint venture company is financed by capital contributions and bank loans. All capital contributions to the joint venture company have been made. We expect the new company will provide 20,000 sire boars annually. Upon the completion of the building of infrastructures for sire boars breeding in the third quarter of 2012, we leased the facility to a third party for annual rental in the amount of RMB5.0 million.

Our products are sold under the “Zhongpin” brand name. As of September 30, 2012, our wholesale customers included 148 international and domestic fast food companies in China, 143 processing factories and 1,395 school cafeterias, hotels, factory canteens, army bases, and government departments. As of such date, we also sold directly to 3,447 retail outlets, including supermarkets, within China.

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

As of September 30, 2012, we had 7,851 employees, of whom 5,935 were operating personnel, 1,404 were sales personnel, 130 were research and development personnel and 382 were administrative personnel. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

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

Critical Accounting Policies

Unless otherwise noted, all translations from RMB to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of September 28, 2012, which was RMB 6.3410 to $1.00. We make no representation that the RMB amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On November 6, 2012, the middle rate was RMB6.3078 to $1.00.

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

Accounts Receivable. During the normal course of business, our policy is to ask customers to make deposits in reasonable and meaningful amounts on a case-by-case basis. For certain customers, the Company may extend unsecured credit. We have established strict credit policies to manage the credit we give to our customers, and we give different credit terms to different types of customers in different sales channels. For supermarket customers, the credit terms are generally two to four weeks. For showcase stores and branded stores, the credit terms are generally cash sales within one week. For food distributors, the credit terms are generally two weeks to one month. For restaurants and non-commercial customers, the credit terms are from one week to one month. These credit terms are subject to negotiation if requested by our customers, but any adjustment must be approved by designated management.

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry, considering factors such as general economic conditions and industry-specific economic condition in China, historical customer performance, as well as anticipated customer performance. We maintain a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We also examine the credit terms of significant customers regularly and ask for more cash deposits if these customers appear to have any indicators of delaying their payments to us. Such deposits are usually applied towards the outstanding accounts receivable. The focus of our collection effort is on receivable balances less than one year old, as receivable over a year old has typically been insignificant compared to the total gross receivable. With such a practice in place, we did not have any specific bad debt allowance provided against specific customers as of September 30, 2012.

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

Comparison of Three Months Ended September 30, 2012 and 2011

Revenue. Total revenue increased from $398.1 million for the three months ended September 30, 2011 to $415.7 million for the three months ended September 30, 2012, which represented an increase of $17.6 million, or approximately 4%. The increase in revenues during the third quarter of 2012 compared to the third quarter of 2011was primarily due to increased sales volume in our pork and pork products segment resulting from the effects of the continuing increases in the number of our retail outlets, geographic expansion of our distribution network and processing facilities, and increased sales to chain restaurants, food service providers, and wholesalers and distributors in China and higher selling prices of our prepared pork products, partly offset by the lower average selling prices of our chilled and frozen pork products. The following table presents certain information regarding our sales by product division for the three months ended September 30, 2012 and 2011. We intend to adjust our production levels and product mix and the percentages of our sales through our different sales channels in the coming quarters to increase our gross profit margin.

	Sales by Division (unaudited)
	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	101,198	$253.6	$2,506	73,771	$247.7	$3,358
Frozen pork	38,101	84.9	2,228	33,045	93.0	2,814
Prepared pork products	28,754	72.3	2,514	21,600	52.4	2,426
Vegetables and Fruits	5,733	4.9	855	6,034	5.0	829
Total	173,786	$415.7	$2,392	134,450	$398.1	$2,961

The pork market in China is highly fragmented and in the markets where we sell our products, no single supplier has a significant impact on the market price of pork or pork related products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the regions in which we operate.

In the third quarter of 2012, we increased our sales of chilled pork products by approximately $5.9 million over the amount of our sales of such products in the third quarter of 2011. As shown in the table above, our average price during the third quarter of 2012 was approximately $2,506 per metric ton for chilled pork, compared to $3,358 during the third quarter of 2011, a decrease of 25%. The number of metric tons of chilled pork sold during the third quarter of 2012 increased by 27,427, or 37% from the third quarter of 2011. Our total revenue for chilled pork increased primarily due to the increase in sales volume of our chilled products as we increased our capacity, increased sales to existing customers, and increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers. The revenue increase was partly offset by decrease in average selling price of our chilled pork products due to fluctuations in the market price of pork or pork related products.

In the third quarter of 2012, we decreased our sales of frozen pork products by approximately $8.1 million over the amount of our sales of such products in the third quarter of 2011. Our average price during the third quarter of 2012 was approximately $2,228 per metric ton for frozen pork compared to $2,814 during the third quarter of 2011, a decrease of 21%. The number of metric tons of frozen pork sold during the third quarter of 2012 increased by 5,056, or 15% from the third quarter of 2011. Our total revenue for frozen pork decreased due to the decrease in the average selling price of our frozen pork products in the third quarter of 2012 as a result of fluctuations in the market price of pork or pork related products, and partly offset by the increase in the sales volumes.

In the third quarter of 2012, we increased our sales of prepared pork products by approximately $19.9 million over the amount of our sales of such products in the third quarter of 2011. Our average price during the third quarter of 2012 was approximately $2,514 per metric ton for prepared pork products compared to $2,426 during the third quarter of 2011, an increase of 4%. The number of metric tons of prepared pork products sold during the third quarter of 2012 increased by 7,154, or 33% from the third quarter of 2011. This product division is becoming more important to our business as customers increasingly demand prepared pork products and are willing to pay higher average prices for the convenience of such products. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacity for this division.

The sales of pork and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold in the third quarter of 2012 was partly attributable to our efforts to expand our geographic coverage and broaden our distribution channels. The following table shows the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume (unaudited)
	As of September 30,		Net	Percentage
	2012	2011	Change	of Change

Showcase stores	159	164	(5)	(3)%
Branded stores	1,352	1,239	113	9%
Supermarket counters	1,936	2,016	(80)	(4)%
Total	3,447	3,419	28	1%
First-tier cities	29	29	—	0%
Second-tier cities	135	133	2	2%
Third-tier cities	436	429	7	2%
Total cities	600	591	9	2%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table shows our revenues by distribution channel for the third quarters of 2012 and 2011, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)
	Three months ended September 30,		Net	Percentage
	2012	2011	Change	of Change

Retail channels	$112.7	$120.2	$(7.5)	(6)%
Wholesalers and distributors	172.8	152.9	19.9	13%
Restaurants and food services	122.1	113.9	8.2	7%
Export	8.1	11.1	(3.0)	27%
Total	$415.7	$398.1	$17.6	4%

The increase in sales to different distribution channels was mainly due to the following factors:

•	our production capacity has increased since we completed the expansion project of our facility in Taizhou, Jiangsu province and Changchun, Jilin province in December 2011, and Changge, Henan province in July 2012. To increase the utilization of our new facilities, we focused our sales efforts on the wholesalers and distributors, as it is easier to achieve higher volume sales within this channel. As a result, we had significantly higher sales in the wholesalers and distributors channel than in other distribution channels, with the overall capacity utilization rate maintained at a level consistent with that in the prior year;

•	we have built our brand image and brand recognition through general advertising, display promotions and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products; and

•	we believe consumers are placing more importance on food safety and are willing to pay higher prices for safe food products.

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

	Cost of Sales by Division (unaudited)
	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Metric Tons	Cost of Sales (in millions)	Average Cost/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Cost/ Metric Ton

Pork and Pork Products
Chilled pork	101,198	$231.2	$2,285	73,771	$223.6	$3,031
Frozen pork	38,101	80.1	2,102	33,045	86.4	2,615
Prepared pork products	28,754	60.7	2,111	21,600	43.9	2,032
Vegetables and Fruits	5,733	4.2	733	6,034	4.1	679

Total	173,786	$376.2	$2,165	134,450	$358.0	$2,663

Our gross profit margin (gross profit divided by sales revenue) decreased from 10.1% for the three months ended September 30, 2011 to 9.5% for the three months ended September 30, 2012. The decrease in our gross margin during the third quarter of 2012 was primarily due to (i) higher competition in the market, (ii) the decrease in the gap between pork prices over hog prices, which is the bulk of our cost of sales, (iii) increased promotional activities to grow our market share, and (iv) the increase in overhead due to the higher labor costs and utility costs.

General and Administrative Expenses. General and administrative expenses increased from $7.4 million for the three months ended September 30, 2011 to $9.7 million for the three months ended September 30, 2012, which represented an increase of $2.3 million, or approximately 31%. As a percentage of revenues, general and administrative expenses increased from 1.9% for the three months ended September 30, 2011 to 2.3% for the three months ended September 30, 2012.

The increase in general and administrative expenses during the three months ended September 30, 2012 was primarily the result of a $0.6 million increase in salary expense due to the expansion of our business, which required us to hire more employees, and an increase in the average salary we paid to our employees; a $0.9 million increase in bad debt provision due to the increase of our revenues and accounts receivable and a $0.4 million increase in other taxes as a result of the land and property placed into service in December 2011 in Taizhou and Changchun and therefore we started paying land and property taxes in the first quarter of 2012.

Selling Expenses. Selling expenses increased from $7.9 million for the three months ended September 30, 2011 to $11.4 million for the three months ended September 30, 2012, which represented an increase of $3.5 million, or approximately 44%. The increase in selling expenses was primarily the result of our increased sales of pork and pork products and was primarily due to a $1.5 million increase in advertising expenses, a $1.2 million increase in transportation fees due to the increase in sales volume, a $0.2 million increase in supermarket management fees, and a $0.2 million increase in salaries. As a percentage of revenues, selling expenses increased from 2.0% for the three months ended September 30, 2011 to 2.7% for the three months ended September 30, 2012.

Interest Expense (net of interest income). Interest expense net of interest income increased from $7.0 million for the three months ended September 30, 2011 to $8.3 million for the three months ended September 30, 2012, which represented an increase of $1.3 million, or approximately 19%. The increase in interest expense was primarily the result of an increase of $39.1 million in long-term bank loans and an increase of $105.6 million in short-term bank loans. The increase was partly offset by an increase in interest income due to increased bank deposits.

Other Income, and Government Subsidies. Other income and government subsidies increased from $1.4 million for the three months ended September 30, 2011 to $2.4 million for the three months ended September 30, 2012, which represented an increase of $1.0 million. This increase was primarily the result of an increase in government subsidies. The changes in government subsidies are discussed in Note 11 of Notes to Condensed Consolidated Financial Statements.

Income Taxes. The enterprise income tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw vegetable and fruit products. The increase of $0.5 million in the provision for income taxes for the three months ended September 30, 2012 over the three months ended September 30, 2011 resulted from the increased sales of prepared meat products.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenue. Total revenue increased from $1,050.3 million for the nine months ended September 30, 2011 to $1,198.1 million for the nine months ended September 30, 2012, which represented an increase of $147.8 million, or approximately 14%. The increase in revenues during the first nine months of 2012 was primarily due to higher average selling prices of our products in the market, increased sales volume in our meat and meat products segment resulting from the effects of the continuing increases in the number of our retail outlets, geographic expansion of our distribution network and processing facilities, and increased sales to chain restaurants, food service providers and wholesalers and distributors in China. The following table presents certain information regarding our sales by product division for the nine months ended September 30, 2012 and 2011.

	Sales by Division (unaudited)
	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	289,383	$750.2	$2,592	222,329	$629.6	$2,832
Frozen pork	102,024	243.3	2,385	105,510	271.6	2,574
Prepared pork products	75,293	193.1	2,565	62,177	136.7	2,199
Vegetables and Fruits	11,591	11.5	992	13,631	12.4	910
Total	478,291	$1,198.1	$2,505	403,647	$1,050.3	$2,602

The pork market in China is highly fragmented and in the markets where we sell our products, no single supplier has a significant impact on the market price of pork or pork related products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the regions in which we operate.

In the first nine months of 2012, we increased our sales of chilled pork products by approximately $120.6 million over the amount of our sales of such products in the first nine months of 2011. As shown in the table above, our average price during the first nine months of 2012 was approximately $2,592 per metric ton for chilled pork, compared to $2,832 during the first nine months of 2011, a decrease of 8%. The number of metric tons of chilled pork sold during the first nine months of 2012 increased by 67,054, or 30% from the first nine months of 2011. Our total revenue for chilled pork increased due to the successful capacity expansion, increased sales to existing customers, and increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers. The revenue increase was partly offset by decrease in the average selling price of our chilled pork products in the first nine months of 2012 due to drop in hog price.

In the first nine months of 2012, we decreased our sales of frozen pork products by approximately $28.3 million over the amount of our sales of such products in the first nine months of 2011. Our average price during the first nine months of 2012 was approximately $2,385 per metric ton for frozen pork compared to $2,574 during the first nine months of 2011, a decrease of 7%. The number of metric tons of frozen pork sold during the first nine months of 2012 decreased by 3,486, or 3% from the first nine months of 2011. Our total revenue for frozen pork decreased due to the decrease in the average selling price of our frozen pork products in the first nine months of 2012 as a result of fluctuations in the market price of pork or pork related products, and the decrease in the sales volume as we strategically adjusted our product mix towards selling less frozen pork products which have a lower profit margin.

In the first nine months of 2012, we increased our sales of prepared pork products by approximately $56.4 million over the amount of our sales of such products in the first nine months of 2011. Our average price during the first nine months of 2012 was approximately $2,565 per metric ton for prepared pork products compared to $2,199 during the first nine months of 2011, an increase of 17%. The number of metric tons of prepared pork products sold during the first nine months of 2012 increased by 13,116, or 21% from the first nine months of 2011. This product division is becoming more important to our business as customers increasingly demand prepared pork products and are willing to pay higher average prices for the convenience of such products. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacity for this division.

The following table shows our revenues by distribution channel for the first nine months of 2012 and 2011, respectively.

	Sales by Distribution Channel (Dollars in millions) (unaudited)
	Nine Months Ended September 30,		Net	Percentage
	2012	2011	Change	of Change

Retail channels	$337.5	$349.6	$(12.1)	(3)%
Wholesalers and distributors	496.5	377.5	119.0	32%
Restaurants and food services	341.6	302.5	39.1	13%
Export	22.5	20.7	1.8	9%
Total	$1,198.1	$1,050.3	$147.8	14%

The increase in sales to different distribution channels was mainly due to the following factors:

•	our production capacity has increased since we completed the expansion project of our facility in Taizhou, Jiangsu province and Changchun, Jilin province in December 2011, and Changge, Henan province in July 2012. To increase the utilization of our new facilities, we focused our sales efforts on the wholesalers and distributors, as it is easier to achieve higher volume sales within this channel. As a result, we had significantly higher sales in the wholesalers and distributors channel than in other distribution channels, with the overall capacity utilization rate maintained at a level consistent with that in the prior year;

•	we have built up our brand image and brand recognition through general advertising display promotions and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products; and

•	we believe consumers are placing increased importance on food safety and are willing to pay higher prices for safe food products.

Cost of Sales. Our cost of sales primarily includes our costs of raw materials, labor costs and overhead. Of our total cost of sales, our costs of raw materials typically account for approximately 95% to 96%, our overhead typically accounts for 2.5% to 3% and our labor costs typically account for 1.4% to 1.7%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farmers located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with our increase in sales revenue.

	Cost of Sales by Division (unaudited)
	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Metric Tons	Cost of Sales (in millions)	Average Cost/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Cost/ Metric Ton

Pork and Pork Products
Chilled pork	289,383	$687.3	$2,375	222,329	$563.4	$2,534
Frozen pork	102,024	228.2	2,237	105,510	252.3	2,391
Prepared pork products	75,293	162.0	2,152	62,177	109.3	1,758
Vegetables and Fruits	11,591	10.0	863	13,631	10.2	748
Total	478,291	$1,087.5	$2,274	403,647	$935.2	$2,317

Our gross profit margin (gross profit divided by sales revenue) decreased from 11.0% for the nine months ended September 30, 2011 to 9.2% for the nine months ended September 30, 2012. The decrease in our gross margin during the first nine months of 2012 was primarily due to (i) higher competition in the market, (ii) the decrease in the gap between pork prices over hog prices, which is the bulk of our cost of sales, (iii) increased promotional activities to grow our market share, and (iv) the increase in overhead due to the higher labor costs and utility costs. As a result, our gross profit margin was lower than the level we would expect to achieve once we fully integrate our new production facilities and expand into new regional markets for our products.

General and Administrative Expenses. General and administrative expenses increased from $20.9 million for the nine months ended September 30, 2011 to $28.0 million for the nine months ended September 30, 2012, which represented an increase of $7.1 million, or approximately 34%. As a percentage of revenues, general and administrative expenses increased from 2.0% for the nine months ended September 30, 2011 to 2.3% for the nine months ended September 30, 2012.

The increase in general and administrative expenses during the nine months ended September 30, 2012 was primarily the result of a $2.0 million increase in salary expense due to the expansion of our business, which required us to hire more employees. Also the increase was the result of a $2.2 million increase in accounts receivable provisions and a $1.4 million increase in other taxes as a result of the land and property placed into service in December 2011 in Taizhou and Changchun and therefore we started paying land and property taxes in the first quarter of 2012.

Selling Expenses. Selling expenses increased from $22.6 million for the nine months ended September 30, 2011 to $26.6 million for the nine months ended September 30, 2012, which represented an increase of $4.0 million, or approximately 18%. The increase in selling expenses was primarily due to the increase in sales of pork and pork products and was primarily due to a $0.5 million increase in supermarket management fee, a $1.0 million increase in salaries and a $1.8 million increase in transportation fees. As a percentage of revenues, selling expenses remained flat at 2.2% for the nine months ended September 30, 2012 and 2011.

Interest Expense (net of interest income). Interest expense net of interest income increased from $15.8 million for the nine months ended September 30, 2011 to $22.2 million for the nine months ended September 30, 2012, which represented an increase of $6.4 million, or approximately 41%. The increase in interest expense was primarily the result of an increase of $39.1 million in long-term bank loans, an increase of $105.6 million in short-term bank loans, and an increase in interest rate by the central bank of China. The increase was partly offset by increase in interest income due to increased bank deposits.

Other Income and Government Subsidies. Other income and government subsidies increased from $2.8 million for the nine months ended September 30, 2011 to $5.1 million for the nine months ended September 30, 2011, which represented an increase of $2.3 million. This increase was primarily the result of an increase in government subsidies. The changes in government subsidies are discussed in Note 11 of Notes to Condensed Consolidated Financial Statements.

Income Taxes. The enterprise income tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw fruits and vegetable products. The increase of $0.7 million in the provision for income taxes for the nine months ended September 30, 2012 over the nine months ended September 30, 2011 resulted from the increased sales from prepared meat products.

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

The following tables show our sales in metric tons and production processed in metric tons by division for the three-month and nine-month periods ended September 30, 2012 and 2011.

	Sales by Division (in metric tons)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	101,198	73,771	289,383	222,329
Frozen pork	38,101	33,045	102,024	105,510
Prepared pork products	28,754	21,600	75,293	62,177
Vegetable and Fruits	5,733	6,034	11,591	13,631
Total	173,786	134,450	478,291	403,647

	Production by Division (in metric tons)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	101,231	74,227	291,156	223,409
Frozen pork	37,363	35,154	115,239	106,854
Prepared pork products	28,254	21,845	78,039	63,910
Vegetable and Fruits	5,397	6,290	10,279	12,665
Total	172,245	137,516	494,713	406,838

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in China in which we offered and sold our products at September 30, 2012 and December 31, 2011, 2010 and 2009.

	September 30,	December 31,
	2012	2011	2010	2009

Number of products	447	439	429	392
Number of retail outlets	3,447	3,428	3,326	3,205
Expansion of Market Coverage
Number of provinces	24	24	24	24
Number of first-tier cities	29	29	29	29
Number of second-tier cities	135	134	130	120
Number of third-tier cities	436	432	421	383

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $146.2 million and $135.8 million, respectively. As of September 30, 2012, we had working capital of approximately negative $16.8 million. Based on the anticipated operating cash flow of our company and subsidiaries, the availability remaining under our banking facilities, as well as alternative sources of financing available to us, we believe we will have the ability to meet our liabilities as and when they become due within the next twelve months.

We have established and implemented corporate policies to manage our cash flows generated by our operating activities.  We have established strict credit policies to manage the credit we give to our customers, and we give different credit terms to different types of customers in different sales channels.  For supermarket customers, the credit terms are generally two to four weeks. For showcase stores and branded stores, the credit terms are generally cash sales within one week. For food distributors, the credit terms are generally two weeks to one month. For restaurants and non-commercial customers, the credit terms are from one week to one month. These credit terms are subject to negotiation if requested by our customers, but any adjustment must be approved by designated management.  In general, we ask for credit terms from our suppliers.  We generally pay for the hogs we purchase within one week after the hogs pass our health and quality examinations.

For the nine months ended September 30, 2012, net cash used in operating activities was $5.5 million, which represented a decrease of $65.8 million as compared to the net cash provided by operating activities of $60.3 million for the same period of 2011. The decrease was primarily due to a $51.7 million increase in cash used in operating assets and liabilities, a $20.3 million decrease in net income and partly offset by a $6.3 million increase in non-cash items. Of the non-cash items, depreciation and amortization accounted for $4.8 million of change due to the fact that more plant, equipment and machinery were put into use.

Cash flow from changes in operating assets and liabilities decreased approximately $51.7 million, as compared to the negative cash flow of $10.2 million from changes in operating assets and liabilities for the same period of the prior year. Of the $51.7 million decrease, $43.7 million was attributable to the change of cash flow from accounts receivable due to the fact that we are operating more facilities and serving more clients so our accounts receivable balance increased accordingly, and also because we faced fierce competition and we had to offer better credit terms by increasing the credit limits and extending payback period to our clients; $32.5 million was attributable to the change of cash flow from accounts payable; $11.2 million was attributable to the change of cash flow from deposit from customers due to the fact that we needed to offer better credit terms by reducing the deposits required from our clients; and partly offset by $21.6 million cash flow from purchase deposit we paid to our hog suppliers.

Net cash used in investing activities was $85.2 million for the nine months ended September 30, 2012, which represented a decrease of $73.8 million as compared to the net cash of $159.0 million used in investing activities for the same period of the prior year. We spent $40.1 million less on the costs of construction for new production facilities, $35.7 million less on restricted cash and $17.0 million less on deposit for land use rights during the first nine months of 2012 compared to the same period of 2011. The decrease was partly offset by our spending a $11.9 million more on purchase of land use rights.

Net cash provided by financing activities was $102.2 million during the nine months ended September 30, 2012, a decrease of $23.8 million compared to the net cash of $126.0 million provided by financing activities for the same period of the prior year. We received $83.1 million less in net proceeds from bank notes and received no proceeds from issuing new shares of common stock during the first nine months of 2012 compared to $66.4 million in net proceeds from issuing new shares of common stock during the first nine months of 2011. The decrease was partly offset by our receiving $86.9 million more in net proceeds from short-term bank loans and $29.7 million more in net proceeds from long-term bank loans during the first nine months of 2012.

Capital Commitment

Stock Repurchase Program. In July 2011, the Board of Directors authorized a Stock Repurchase Program to repurchase up to $10 million of our common stock from July 2011 through July 2012. In August 2011, the dollar amount approved under the Stock Repurchase Program was raised to $40 million and the expiration date was extended to August 17, 2012. As of August 17, 2012, we have repurchased in aggregate 3,166,838 shares at a total cost of $26.2 million, while the cost per share, including commission, varied from $6.80 to $9.35. We currently have no plan to further repurchase shares going forward.

Capital Expenditure. See Note 6 “Construction in Progress” in the Notes to Condensed Consolidated Financial Statements for description of ongoing construction projects and estimated cost to complete.

Loans. As of September 30, 2012, we had short-term and long-term bank and governmental loans in the aggregate amount of $363.7 million with interest rates ranging from 5.54% to 7.22% per annum, as shown below.

Bank	Amount Borrowed	Interest Rate	Maturity Date

Short-term Loans

SDIC Trust	25,232,613	6.00%	09/28/2013

China Everbright Bank	6,308,153	7.22%	11/09/2012
	1,577,038	7.22%	11/27/2012
	4,731,115	6.60%	01/15/2013
	4,731,115	6.63%	06/13/2013

China Construction Bank	6,308,153	6.56%	11/27/2012
	7,885,192	6.56%	01/08/2013
	7,885,192	6.00%	07/30/2013

Agriculture Development Bank of China	956,911	6.00%	07/02/2013
	8,673,711	6.56%	03/25/2013
	7,885,191	6.56%	03/28/2013
	7,096,671	6.56%	03/29/2013
	7,885,192	6.56%	03/29/2013
	4,857,909	6.31%	06/28/2013

China Minsheng Bank	6,308,153	6.30%	05/17/2013
	6,308,153	6.30%	08/09/2013
	6,308,153	6.30%	08/17/2013
	6,308,153	6.30%	08/24/2013

China Merchants Bank	4,731,115	7.20%	11/22/2012
	4,731,115	6.60%	01/13/2013
	9,462,230	6.16%	01/27/2013
	3,154,077	6.30%	09/16/2013

China CITIC Bank	4,731,115	6.60%	07/20/2013
	1,577,038	6.00%	07/25/2013
	4,731,115	6.60%	09/28/2013

Bank of Xuchang	3,154,077	6.00%	06/12/2013

Industrial Bank	3,154,077	7.20%	03/30/2013
	7,885,192	6.31%	06/11/2013
	7,885,192	6.00%	08/13/2013

Huaxia Bank	12,616,307	6.00%	06/25/2013

Rabobank Nederland	7,885,192	6.10%	10/05/2012
	7,885,192	5.88%	10/17/2012

City Finance –short-term	31,541	0.00%	Extendable
Total	$210,861,343

Long-term Loan-Current portion

Canadian Government Transfer Loan	72,835	6.02%	11/15/2012

Agriculture Bank of China	2,838,669	6.40%	12/27/2012
	315,407	6.40%	12/27/2012
	11,196,972	6.40%	02/03/2013
	1,577,039	6.40%	05/27/2013
	9,462,230	6.40%	06/30/2013

China Merchants Bank	3,154,077	6.40%	11/26/2012

China Development Bank	1,734,742	7.21%	04/19/2013

China Construction Bank	3,154,077	5.54%	03/22/2013
	4,731,115	5.54%	06/21/2013
	6,308,153	5.54%	06/29/2013
Total	$44,545,316

Long-term Loans

China Construction Bank	7,885,192	5.54%	03/25/2014
	2,365,557	6.15%	03/25/2014

Agriculture Bank of China	3,942,596	6.40%	12/09/2013
	788,519	6.40%	12/27/2013
	2,365,558	6.40%	12/27/2013
	11,039,268	6.40%	06/27/2014
	14,193,345	6.40%	06/30/2014
	7,096,672	6.40%	12/27/2014
	14,193,345	6.40%	06/30/2015

China Development Bank	1,734,742	7.21%	11/20/2013
	2,050,149	7.21%	05/20/2014
	2,050,149	7.21%	11/20/2014
	2,365,557	7.21%	05/20/2015
	2,365,557	7.21%	11/20/2015
	2,680,966	7.21%	05/20/2016
	2,680,966	7.21%	11/20/2016
	2,050,149	7.21%	05/20/2017
	3,311,780	7.21%	11/20/2017
	3,311,780	7.21%	05/20/2018
	3,627,192	7.21%	11/20/2018
	1,734,742	7.21%	05/20/2019

China Merchants Bank	4,731,115	6.40%	11/26/2013
	7,096,672	6.40%	11/26/2014

Changge Old Town	1,609,339	7.00%	Extendable

Canadian Government Transfer Loan	1,052,087	*	11/15/2041
Total	$108,322,994

* The principal amount of this loan is interest free.

Of our outstanding short-term loans as of September 30, 2012, $135.6 million aggregate principal amount of loans were guaranteed by our subsidiaries in China, $60.1 million aggregate principal amount of loans was credit loans, and $14.2 million aggregate principal amount of loans was guaranteed by Henan Huanghe Enterprises Group Co., Ltd., a group corporation that is not affiliated with our company or with any of our subsidiaries (“Huanghe Group”).

In May 2012, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group, which replaced a previous mutual guarantee agreement between Henan Zhongpin and Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $23.7million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $23.7 million. The agreement will expire in May 2013. At the expiration of the agreement, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreement. At September 30, 2012, Henan Zhongpin had outstanding guarantees for $16.5 million of Huanghe Group’s bank loans under the agreement. All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months

In April 2012, Changchun Zhongpin entered into a loan agreement with China Development Bank pursuant to which Changchun Zhongpin may borrow up to RMB 300 million ($47.3 million).  Changchun Zhongpin drew down RMB 125 million ($19.7 million) in April 2012 and RMB 76 million ($12.0 million) in July 2012. As of September 30, 2012, Changchun Zhongpin had RMB 99 million ($15.6 million) available for borrowing under such loan agreement. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (7.21% per annum on September 30, 2012 and adjustable immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and RMB 201 million ($31.7 million) are payable in installments on various scheduled repayment dates between April 2013 and May 2019. Borrowings under the loan agreement are guaranteed by Henan Zhongpin and secured by all of Henan Zhongpin’s equity interests in Tianjin Zhongpin and Yongcheng Zhongpin.

In April 2012, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 15 million ($2.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.15% per annum on September 30, 2012 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In March 2012, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.15% per annum on September 30, 2012 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In June 2011, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($7.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.85% per annum on September 30, 2012 and adjustable on the anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in installments in March and June 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In December 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($3.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.15% per annum on September 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in December 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.8 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on September 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between September 2011 and June 2014. Borrowings under the loan agreement are guaranteed by our wholly owned subsidiary, Yongcheng Zhongpin. Henan Zhongpin repaid an aggregate of $0.3 million of the loan in September and December 2011, and $0.2 million of the loan in May 2012; $11.4 million remained outstanding as of September 30, 2012.

In July 2010, Tianjin Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($47.3 million). Tianjin Zhongpin drew down RMB 50 million ($7.9 million) in July 2010, RMB 80 million ($12.6 million) in November 2010 and RMB 110 million ($17.3 million) in May 2011. In June 2012, Tianjin Zhongpin extended the term of $7.9 million of the loan to be repayable in June 2015. Borrowings under the loan agreement are secured by the land use rights, property and plant of Tianjin Zhongpin. As of September 30, 2012, the total outstanding balance under the agreement was $37.8 million and Tianjin Zhongpin had $1.6 million available for borrowing under the loan agreement. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on September 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2013, 2014 and 2015.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.54% per annum on September 30, 2012 and adjustable on each anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 29, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In April 2010, in connection with the purchase of a piece of land from Changge Old Town, Changge Old Town extended a loan to Henan Zhongpin with a principal amount of RMB 10.2 million ($1.6 million) and bearing interest at the rate of 7.00% per annum payable on June 30, 2010 and each anniversary thereafter. Such loan does not have a fixed term and the principal amount of the loan should be repaid by Henan Zhongpin upon six months prior written notice from Changge Old Town. The full amount of the loan remained outstanding as of September 30, 2012.

In March 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($8.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on September 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin. Henan Zhongpin repaid $1.3 million of the loan in March 2011, $1.0 million of the loan in December 2011 and $1.3 million of the loan in May 2012; $4.9 million remained outstanding as of September 30, 2012.

In February 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($11.2 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.15% per annum on September 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($11.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on September 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2010 and December 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Luoyang Zhongpin. Henan Zhongpin repaid $0.7 million of the loan in December 2010, an aggregate of $0.4 million of the loan in October and December 2011 and $0.2 million in May 2012; $9.8 million remained outstanding as of September 30, 2012.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($15.0 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on September 30, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between November 2012 and November 2014. Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

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

Of our long term loans outstanding at September 30, 2012, $92.9 million are secured by land use rights and property, plant and equipment of our subsidiaries. Total of land use rights and property, plant and equipment pledged amounts to $112.1million at September 30, 2012.

We believe our existing cash and cash equivalents, together with our ability to secure bank borrowings, will be sufficient to finance our investment in new facilities, with budgeted capital expenditures of approximately $114.4 million over the next 12 months, and to satisfy our working capital needs. We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders as we have done in the past.

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

Interest Rate Risk. We are exposed to interest rate risk through our short-term and long-term loans. We have $210.9 million short-term bank loans and $152.9 million long-term bank loans outstanding as of September 30, 2012, and we have not used any derivative financial instruments or engaged in any interest rate hedging activities to manage our interest rate risk exposure. Our future interest expense on short-term or long-term bank loans may increase or decrease due to changes in market interest rates. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of bank loans relative to other sources of funds.

Credit Risk. We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers. No single customer or supplier constitute more than 5% of our consolidated sales revenue for the three months ended September 30, 2012 and 2011.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)          None.

(b)          Not Applicable.

(c)          Issuer Purchases of Equity Securities.

In July 2011, we announced that the Board of Directors had authorized a Stock Repurchase Program to repurchase up to $10 million of our common stock from July 2011 through July 2012. In August 2011, the dollar amount approved under the Stock Repurchase Program was raised to $40 million and the expiration date was extended to August 2012. We did not repurchase any shares during the three months ended September 30, 2012. The Stock Repurchase Program expired in August 2012.

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

Date: November 9, 2012	Zhongpin Inc.
(Company)

	By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

	By:	/s/ Feng Wang
Feng Wang
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

31.1*	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*          Filed herewith

**        Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

