Form 10-K
period 2012-12-31
ZHONGPIN INC.
filed 2013-03-18
CIK 1277092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File No. 001-33593

Zhongpin Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-2100419
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21 Changshe Road, Changge City, Henan province
The People’s Republic of China	461500
(Address of Principal Executive Offices)	(Zip Code)

011 86 10-8455-4188

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

Yes ☐     No  ☒

On March 11, 2013, there were 37,209,344 shares of the registrant’s common stock outstanding.

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market was approximately $269.3 million as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding common stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

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

PART I

In this Annual Report on Form 10-K, we will refer to Zhongpin Inc., a Delaware corporation, as “our company,” “we,” “us” and “our.”

Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of December 31, 2012, which was RMB6.2855 to $1.00. We make no representation that the Renminbi amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars at any particular rate or at all. On March 11, 2013, the middle rate was RMB6.2769 to $1.00.

1

Item 1. – Business

Overview

We are principally engaged in the meat and food processing and distribution business in the People’s Republic of China, (the “PRC” or “China”). We are developing what we believe is a nationally recognized brand of high-quality, fresh-tasting, healthy and nutritious meat and food products targeting China’s middle class. As of December 31, 2012, our product line included over 410 unique meat products, including chilled pork, frozen pork and prepared meats, and over 25 vegetable and fruit products. We sell these products on both a wholesale basis to 156 fast food companies in China, 162 processing factories and other purchasers, and on a retail basis through an exclusive network of showcase stores, branded stores and supermarket counters. We currently have 15 processing plants in China, located in Henan, Jiangsu and Jilin provinces and in the municipality of Tianjin. Our total production capacity for chilled pork and frozen pork is approximately 1,899.3 metric tons per eight-hour day, or approximately 683,760 metric tons on an annual basis. In addition, we have production capacity for prepared meats of approximately 488.9 metric tons per eight-hour day, or approximately 176,000 metric tons on an annual basis, and for vegetables and fruits of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We also have annual production capacity for 100 million meters of sausage casings and 300 billion units of raw material to make heparin sodium. We use state-of-the-art equipment in all of our processing facilities and sell all of our products under our “Zhongpin” brand name.

As of December 31, 2012, our wholesale customers included 156 international and domestic fast food companies in China, 162 processing factories and 1,389 school cafeterias, factory canteens, hotels, army bases, hospitals and government departments. As of such date, we also sold directly to 3,490 retail outlets, including supermarkets, within China.

We have an advanced logistics system that integrates transportation, warehouse management, and inventory control systems as well as marketing and manufacturing. As of December 31, 2012, we used over 860 temperature-controlled trucks to serve our operations and our temperature adjustable warehouse capacity is approximately 800,000 cubic meters. To differentiate our company from other food processing companies, we believe that we have also successfully implemented a unique retail strategy that emphasizes the establishment of a network of showcase stores, branded stores and supermarket counters that are exclusive retailers of our product lines. As of December 31, 2012, we had a total of 158 showcase stores, 1,476 branded stores and 1,856 “Zhongpin” supermarket counter locations.

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

2

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

On November 26, 2012, we entered into an Agreement and Plan of Merger with Golden Bridge Holdings Limited, a Cayman Islands exempted company with limited liability (“Parent”), Golden Bridge Merger Sub Limited, a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”) and Mr. Xianfu Zhu, our Chairman and Chief Executive Officer, which was subsequently amended and restated on February 8, 2013, providing for the merger of Merger Sub with and into our company (the “Merger”), with our company surviving the Merger as the surviving company and a wholly-owned subsidiary of Parent. For more information about the Merger, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters - Changes in Control.”

Our corporate organizational chart is shown below.

3

4

___________

(1)	Under the laws of China applicable at that time, Henan Zhongpin was required to have at least five individual shareholders to use the word “share” in its corporate name. In connection with the transfer of a majority of their shares of Henan Zhongpin to HZFC in May 2005, each of the six individual shareholders of Henan Zhongpin (Xianfu Zhu (currently 0.85% interest in Henan Zhongpin), Baoke Ben (currently 0.09% interest in Henan Zhongpin), Shuichi Si (currently 0.06% interest in Henan Zhongpin), Qinghe Wang (currently 0.07% interest in Henan Zhongpin), Chaoyang Liu (currently 0.07% interest in Henan Zhongpin) and Juanjuan Wang (currently 0.05% interest in Henan Zhongpin)) entered into an agreement with HZFC, the controlling shareholder of Henan Zhongpin, pursuant to which such individual shareholders irrevocably assigned to HZFC the right to vote and all of the economic benefits to which he is or may be entitled as a shareholder of Henan Zhongpin. As a result of such agreements, HZFC, which is a wholly owned indirect subsidiary of our company, is entitled to 100% of any cash dividends declared and paid by Henan Zhongpin and to vote all outstanding shares of capital stock of Henan Zhongpin in any action by the shareholders of Henan Zhongpin.

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

Increase our brand recognition.  We believe we can best achieve sustainable growth through a recognizable brand name.  We are focused on building a leading, nationally known brand name in China’s food processing industry.  To that end, we intend to continue to invest heavily in building our “Zhongpin” brand as a symbol of health, nutrition, freshness and quality.  We plan to build our brand by implementing a comprehensive brand awareness program that will focus on advertising and promotion, pricing strategies, distribution channels and packaging design and functionality.  In addition, in order to differentiate the quality of our products from those of our competitors and to help foster strong brand recognition with consumers, we have established and implemented a network of specialty grocery stores, branded stores and exclusive supermarket counters to showcase our meat, vegetable and fruit products.  As of December 31, 2012, we had 158 showcase stores, 1,476 branded stores and 1,856 “Zhongpin” supermarket counters. We believe our retail stores will create additional brand awareness that will benefit our wholesale customers and showcase all of our products in a manner that will provide consumers with an enhanced appreciation of the scope of our offerings.

Expand our market presence and strengthen our leading logistics capabilities.  We regard our logistics capabilities as a key to our growth strategy and believe our comprehensive plan for logistics management, which includes the integration and coordination of our transportation and warehouses, warehouse management, inventory and transportation control systems, together with the integration of our marketing and manufacturing efforts, will enable us to accelerate our growth by expanding our operations across China.  As of December 31, 2012, we operated sales offices in 139 cities in China and had warehouses in 90 of those cities, including Shanghai, Beijing, Guangzhou, Zhengzhou, Wuhan and Xi’an.   We plan to expand our network of sales offices and warehouses into up to seven additional cities in China by the end of 2013 and are targeting cities with more than one million and less than three million residents, annual per capita income exceeding RMB10,000 ($1,587), sufficient infrastructure, including transportation and telecommunications, and a favorable commercial environment.

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

Expand and optimize our product lines.  As of December 31, 2012, our product lines included over 410 types of pork products and over 25 different categories of vegetables and fresh fruits. In 2000, we established a research and development center to help us develop new processing technologies and food products. We also engage unaffiliated scientists and experts as our outside technical consultants in the development of new processes and products. Furthermore, our strategic planning and marketing departments conduct market studies that seek to identify developing trends in the meat and fresh foods industries and evaluate the ever-changing consumption patterns of consumers in China. Leveraging the information from these market studies, we intend to strengthen our market position and accelerate our growth by introducing new lines of low temperature meat products, with a view to maintaining customer interest and creating new demand. We also believe the introduction of new products will broaden our product range and make it more difficult for new competitors to enter the market or to attain significant market share. As of December 31, 2012, we had over 90 new products under development.

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

Prepared Meats. We also produce a line of prepared meats, such as sausages, hams and Chinese cured hams that includes more than 200 items that are marketed under our “Zhongpin” brand.

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

Manufacturing and Production

For each of the years ended December 31, 2012, 2011 and 2010 substantially all of our assets, including all of our material assets, were located in China.

As of March 1, 2013, we owned and operated eight slaughterhouses, including one in each of Changge City, Zhumadian City, Anyang City, Luoyang City and Yongcheng City in Henan province, one in Tianjin Municipality, one in Changchun City, Jilin province, and one in Taizhou city, Jiangsu province to carry out the business of slaughtering hogs and the production and sale of chilled and frozen pork products. Our current total production capacity for chilled pork and frozen pork is approximately 1,899.3 metric tons per eight-hour day, or approximately 683,760 metric tons on an annual basis. As of such date, we owned four facilities in Changge City, Henan province, and one in Tianjin Municipality, for prepared pork products. We have production capacity for prepared pork products of 488.9 metric tons per eight-hour day, or approximately 176,000 metric tons on an annual basis. We have production capacity for vegetables and fruits of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We also have annual production capacity for 100 million meters of sausage casings and 300 billion units of raw material to make heparin sodium. We use state-of-the-art equipment in all of our slaughterhouses and processing facilities.

We believe we must continue to expand our production capacity to seize additional market share. As a result, we put into operation, are currently constructing, or plan to construct, the following additional production facilities to expand our production capacity:

➢	We put a new facility in Changge with production capacity for 100 million meters of sausage casings and 300 billion units of raw material to make heparin sodium into operation in November 2012.

➢	We are investing approximately $18.0 million in a cold chain logistic distribution center in Anyang, Henan province. This distribution center will have a 27,000 square meters temperature adjustable warehouse, processing capacity, distribution center and quality control center. This distribution center will be used for third party cold chain logistic service. We expect to put this distribution center into operation in the third quarter of 2013.

➢	We are investing approximately $87.5 million in a chilled and frozen food processing and distribution center in Kunshan, Jiangsu province, which is near Shanghai city. The whole center will be built in three phases. The first phase will include a processing center, cold chain logistics center and business complex. We invested about $35.0 million on the first phase and put it into operation in February 2013.

➢	We are investing approximately $58.5 million to build a new production, research and development, and training complex in Changge, Henan province excluding the cost of land use rights that we have already obtained. When completed, we anticipate that this new facility will have a production capacity of approximately 100,000 metric tons for prepared pork products. Adjacent to this new production facility, we also plan to develop a center for research and development, training, as well as quality control. Construction for the first phase with a production capacity of approximately 50,000 metric tons for prepared pork products started in the second quarter of 2011 and was completed in the second quarter of 2012. We started trial production in this facility in July 2012, and started the regular production at the end of the third quarter of 2012.

➢	We established a joint venture company, of which we own 65%, with Henan Xinda Animal Husbandry Company Limited in June 2011. The joint venture company is financed by capital contributions and bank loans. All capital contributions to the joint venture company have been made. We expect the new company will provide 20,000 sire boars annually. Upon the completion of the building of infrastructures for sire boars breeding in the third quarter of 2012, we leased the facility to a third party for annual rental in the amount of RMB5.0 million.

➢	We will be investing approximately $47.6 million to build a cold-chain logistic distribution center in Tangshan, Hebei province. This distribution center will have a 27,000 square meters temperature adjustable warehouse, processing capacity, distribution center, and quality control center. This distribution center will be used for third-party cold-chain logistics service. We expect to put this distribution center into operation in the fourth quarter of 2013.

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

As of December 31, 2012, a total of 327 employees worked in our quality assurance program, of which 96 were quality control engineers and 231 were staff. The quality control laboratory meets and exceeds all standards set by the authorities and relevant agencies in China.

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

Sales, Marketing and Distribution

Our key customers are principally wholesalers, restaurants, supermarkets, large retailers and food services, such as food processing factories, school cafeterias and canteens, in China. For the years ended December 31, 2012, 2011 and 2010, no customer accounted for 10% or more of our consolidated revenues. No material amount of our business is dependent on government contracts.

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

As of December 31, 2012, we had sales offices in 139 cities in China, extending from Henan province, in which our headquarters is located, to South, East, North and Mid-South regions of China, and had warehouses in 90 of such cities. We plan to further expand our network of sales offices and warehouses to seven other cities in China by the end of 2013 in order to meet consumer demand.

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

In addition, our sales teams travel and market pork products, vegetables and fruits to potential customers in Europe, Hong Kong as well as other selected countries and regions in Asia. During the years ended December 31, 2012, 2011 and 2010, we exported approximately 11,893 metric tons, 19,566 metric tons and 6,079 metric tons, respectively, of pork products, and 300 metric tons, 519 metric tons and 662 metric tons, respectively, of vegetables and fruits.

The following table shows for the three years ended December 31, 2012 the amount and percentage of our revenues derived from our sales of products to customers located in China and other countries based on the locations to which our products were shipped. All of our long-lived assets are located in China.

	Years Ended December 31,
	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(U.S. dollars in millions)

The People’s Republic of China	$1,625.0	99%	$1,446.0	99%	$934.5	99%
Other foreign countries	$14.6	1%	$10.2	1%	$12.2	1%
Totals	$1,639.6	100%	$1,456.2	100%	$946.7	100%

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

Showcase Stores. Based on market research and evolving consumption trends, we have taken a customer-driven marketing approach and have focused on a core customer segment that consists of the middle class in China, which generally includes the rapidly increasing number of households with annual income above RMB40,000 - RMB120,000 ($6,348 - $19,045). We believe this consumer segment has disposable income and a willingness to spend on quality goods and services. As a result, we are pursuing a first-mover advantage and have developed the concept of high-end specialty boutique grocery chain stores to offer our products and other merchandise for the convenience of a typical two-income, middle-class family that shops daily after work.

The showcase stores are designed to highlight all of our products, as well as to provide customers with a broad view of our strategies and goals. As of December 31, 2012, there were 158 showcase stores, most of which were located in central locations in major cities within Henan province. The showcase stores are owned and operated by independent operators, but share the same design and physical layout, and are managed in accordance with our operating procedures. All employees of these stores are required to undergo our vigorous three-month training program. In addition, we establish the merchandising and pricing policies of these stores.

Branded Stores.  In addition to the showcase stores, we sell products through branded stores that are owned and operated by independent operators.  As of December 31, 2012, there were 1,476 branded stores that were generally located in the larger cities in Henan province and adjoining provinces.  We provide the operators of the branded stores standardized physical designs and layouts for each store, and the operators of the branded stores manage the business following our management guidelines and pricing policies.  Each store has the right to use "Zhongpin" logos and brands.

“Zhongpin” Supermarket Counters. We also have established “Zhongpin” supermarket counters in supermarkets and local markets. As of December 31, 2012, there were 1,856 “Zhongpin” supermarket counters. The counters are exclusive purveyors of our meats and meat products and are owned and operated by the supermarkets and local markets. A majority of the “Zhongpin” counters at supermarkets use our standardized physical design and layout in addition to related rules and guidelines provided by the supermarket partners.

Research and Development

Research and development continues to be a significant component of our strategy to extend our existing brands and product lines and expand into new branded items and product lines. In 1999, Henan Zhongpin founded Zhongpin Technology Research and Development Center, a food research institute in Changge City, Henan province. In 2000, Henan Zhongpin established a technology center, which has evolved into the technical research center for the entire meat industry in Henan province. As of December 31, 2012, the research center employed 129 scientists and technicians. The mission of the research center is to develop new processing technologies and food products. In addition, our product development team works with the China Meat Processing Research Center, the premier research institute for meat processing technology in China, and we have jointly established a research center in Beijing. We also work with scientists and researchers from Beijing University, China Agricultural University, the Chinese Academy of Agricultural Science, Henan Agricultural University and other universities to develop production technologies and innovative meat products. As of December 31, 2012, we had relationships with approximately 80 scientists and experts who acted as our outside technical consultants.

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

During 2012, we launched 85 new products that were developed in our technology center and, as of December 31, 2012, we had over 90 new products under development. Our research and development expenses for the years ended December 31, 2012, 2011 and 2010 were $0.6 million, $0.5 million and $0.6 million, respectively.

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

Employees

As of December 31, 2012, we employed 7,814 employees, of whom 5,868 were operating personnel, 1,440 were sales personnel, 129 were research and development personnel and 377 were administrative personnel. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

Additional Available Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or e-mail the SEC at publicinfo@sec.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC's website at http://www.sec.gov. Our Internet address is http://www.zpfood.com. There we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. However, the information on our website is not a part of, nor is such information to be deemed incorporated by reference into, this report.

Item 1A. – Risk Factors

Risks Relating To Our Business

If there are any interruptions in the supply of or a decline in the amount or quality of our live hogs, raw pork or other major raw materials, or an increase in the costs of such supplies, our production or sales could be materially and adversely affected.

Live hogs and raw pork are the principal raw materials used in the production of our products.  We procure all of our live hogs and some of our raw meat from a number of third-party suppliers.  The supply of pork is dependent on the output of hog farms, which may be affected by outbreaks of diseases or epidemics.  Our current suppliers may not be able to provide live hogs or raw pork of sufficient quality to meet our stringent quality control requirements.  Any interruptions to or decline in the amount or quality of our live hogs or raw pork supply could materially disrupt our production and adversely affect our business. In addition to live hogs and raw pork, we also use additives and packaging in our production, which we source from third-party suppliers, and resell a wide variety of vegetables and fruits, which we purchase from third-party farms.  Any interruptions to or decline in the amount or quality of our additives or packaging supply, or in the vegetables or fruits we procure, could also disrupt our production or sales and adversely affect our business.  We are also vulnerable to further increases in the price of raw materials (particularly of live hogs and raw pork) and other operating costs, and we may not be able to entirely offset these increasing costs by increasing the prices of our products, particularly our processed meat products, which would also have an adverse effect on our results of operations and financial condition.

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

For the three years ended December 31, 2012, 2011 and 2010, revenue attributable to our export business as a percentage of our total revenue was approximately 1%, 1% and 1%, respectively.  We must maintain certain licenses from applicable foreign governments in order to continue to export to those jurisdictions. In addition, we must apply for licenses from applicable foreign governments should we desire to export our products to countries with which we currently do not have business relations.  We cannot assure you that we can maintain our current licenses for export or obtain licenses to export to countries with which we do not currently have business relations.  The loss of any licenses or the inability to obtain new licenses to export may adversely affect the aggregate amount of our export sales and the profitability of our business.

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

We utilize our exclusive network of showcase stores, branded stores and supermarket brand counters to sell a significant portion of our products and maintain our brand image, and should they perform poorly, our revenues and brand image could be materially and adversely affected.

In addition to our sales to wholesale customers, we sell our products through showcase stores, branded stores and supermarket brand counters. All of these retail outlets exclusively sell our pork products and display the Zhongpin logo on the outside of the stores. For the years ended December 31, 2012, 2011 and 2010, these retail outlets accounted for approximately 29%, 32% and 38%, respectively, of our total revenue. Any significant deterioration in the sales performance of our retail outlets could adversely affect our financial results. In addition, any sanitation, hygiene or food quality problems that might arise from the retail outlets could adversely affect our brand image and lead to a loss of sales. We do not own or franchise any of the retail outlets.

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

We believe we are in compliance in all material respects with all applicable regulatory requirements of China and all local jurisdictions in which we operate. However, the PRC government authorities have taken certain measures to maintain China's food market in good order and to improve the integrity of China's food industry, such as enforcing full compliance with industry standards and closing certain food processing companies in China that did not meet regulatory standards. While the closing of competing meat processing plants that do not meet regulatory standards could increase our revenues in the long term, we may also experience increased regulatory compliance costs that could reduce our profitability.

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

At March 11, 2013, Mr. Xianfu Zhu, our founder, Chairman and Chief Executive Officer and our largest shareholder, beneficially owned approximately 17.3% of our outstanding shares of common stock, and our other executive officers and directors collectively beneficially owned an additional 4.2% of our outstanding shares of common stock. As a result, pursuant to our By-laws and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our company, including, but not limited to, any shareholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our By-laws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

On March 27, 2012, our Board of Directors received a preliminary non-binding proposal from Mr. Xianfu Zhu, to buy all of the shares of our common stock not currently owned by him for $13.50 per share (the “Proposed Buyout”). On November 26, 2012, we entered into a definitive merger agreement with Mr. Xianfu Zhu and certain other parties in connection with the Proposed Buyout, which was subsequently amended and restated on February 8, 2013. See “-Risks Relating to an Investment in Our Securities- There can be no assurance that the definitive merger agreement entered into with respect to our Chairman and Chief Executive Officer’s going private proposal and the transactions contemplated thereunder will be approved by stockholders or successfully consummated. Potential uncertainty involving the going private transaction and other related matters, including lawsuits, may adversely affect our business.” Mr. Xianfu Zhu’s ownership in our company may prevent a competing bid for our company, which may be against your best interests.

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

In May 2012, Henan Zhongpin entered into a mutual guarantee agreement with Henan Huanghe Enterprises Group Co., Ltd., a group corporation based in Henan province, PRC that is not affiliated with our company or with any of our subsidiaries (“Huanghe Group”), upon the expiration of a previous mutual guarantee agreement between Henan Zhongpin and Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $23.9 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $23.9 million. The agreement will expire in May 2013. At the expiration of the agreements, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreements. As of December 31, 2012, Henan Zhongpin had outstanding guarantees for $18.9 million of Huanghe Group’s bank loans under the agreements. All of the bank loans of Huanghe Group guaranteed by Henan Zhongpin will mature within the next 12 months. However, we may extend the mutual guarantee agreement with Huanghe Group or enter into a similar mutual guarantee agreement with another unaffiliated entity in the future. If Huanghe Group or any other entity with which we have a mutual guarantee agreement defaults on its bank loans and we or one of our subsidiaries is required to pay all or a portion of such loans under a mutual guarantee agreement, we or such subsidiary will be required to seek reimbursement for such payment from the unaffiliated entity. In such event, it is unlikely that the unaffiliated entity will be able to make such reimbursement and we may be unable to recoup the amount we paid at such time, if ever. Further, under a mutual guarantee agreement, we or such subsidiary may be required to make payment at a time when we or such subsidiary does not have sufficient cash to make such payment and at a time when we or such subsidiary may be unable to borrow such funds on terms that are acceptable, if at all. As a result, any demand for payment under a mutual guarantee agreement to which we or one of our subsidiaries is a party may have an adverse effect on our liquidity, financial condition and results of operations.

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

Our current or potential competitors may develop products of a comparable or superior quality to ours, or adapt more quickly than we do to evolving consumer preferences or market trends. In addition, our competitors in the raw meat market may merge or form alliances to achieve a scale of operations or sales network which would make it difficult for us to compete. Increased competition may also lead to price wars, counterfeit products or negative brand advertising, all of which may adversely affect our market share and profit margin. In an effort to expand market share or enter into new markets, some of our competitors have used, and we expect they will continue to use, aggressive pricing strategies, greater incentives and subsidies for distributors, retailers and customers. If their efforts are successful, our market share and profit margin may be adversely affected. Furthermore, consolidation among industry participants in China may potentially result in stronger domestic competitors better able to compete as end-to-end suppliers as well as competitors more specialized in particular areas and geographic markets. We may not be able to compete effectively with our current or potential competitors, and our inability to compete successfully against competitors could result in lost customers, loss of market share and reduced operating margins, which would adversely impact our results of operations.

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

In February 2012, SAFE promulgated the Notice on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Offshore Listed Companies, or the Stock Option Rule, which terminated the Operating Procedures for Foreign Exchange Administration of Domestic Individuals Participating in Employee Stock Ownership Plans and Stock Option Plans of Offshore Listed Companies issued by SAFE on March 28, 2007. Under the Stock Option Rule, PRC citizens who participate in any stock incentive plan including employee stock holding plans, share option plans or similar plans in an offshore listed company are required, through a Chinese agent which could be a PRC subsidiary of the offshore listed company, to register with the relevant local SAFE branch and complete certain other procedures. We and our Chinese employees who have participated in our 2006 Equity Incentive Plan are subject to the Stock Option Rule. Failure to comply with these regulations may subject us or our Chinese employees to fines or other legal sanctions imposed by SAFE or other PRC government authorities. In addition, the State Administration of Taxation has issued several circulars concerning employee share options. Under these circulars, our employees working in China who exercise our share options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to make filings with relevant tax authorities related to employee share options and withhold individual income taxes resulting from the exercise of their share options. If our employees fail to pay and we fail to withhold their income taxes, we may face sanctions imposed by tax authorizes or other PRC government authorities.

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

Our PRC subsidiaries are incorporated in China and are governed by PRC income tax laws and regulations. Prior to January 1, 2008, entities established in China were generally subject to a 30% national and 3% local enterprise income tax rate. Various preferential tax treatments promulgated by national tax authorities were available to foreign-invested enterprises. Under the new PRC Enterprise Income Tax Law, or the EIT Law, China has adopted a uniform enterprise income tax rate of 25% for all PRC enterprises (including foreign-invested enterprises). Under the EIT Law and its implementation regulations, income derived by an enterprise from the primary processing of agricultural products (including slaughtering live hogs) could be exempt from enterprise income tax. Consequently, a majority of our subsidiaries in China that slaughter live hogs are exempted from enterprise income tax. For the year ended December 31, 2012, the exempted income before income tax was $44.0 million, and the impact of income tax resulting from the exemption of net income from preliminary processing of agricultural products was $11.0 million. Our other subsidiaries in China are subject to the uniform 25% tax rate in relation to non-primary processing of agricultural products. We cannot assure you that the tax authorities will not change their position. We cannot assure you that our PRC subsidiaries will continue to qualify for benefits under the EIT Law, or that the local tax authorities will not, in the future, change their position and revoke any of our past preferential tax treatments, any of which could cause our effective tax rate to increase, cause our net income to decrease, and materially and adversely affect our financial condition and results of operations.

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

Risks Relating to an Investment in Our Securities

There can be no assurance that the definitive merger agreement entered into with respect to our Chairman and Chief Executive Officer’s going private proposal and the transactions contemplated thereunder will be approved by stockholders or successfully consummated. Potential uncertainty involving the going private transaction and other related matters, including lawsuits, may adversely affect our business.

On March 27, 2012, our Board of Directors received a preliminary non-binding proposal from our Chairman and Chief Executive Officer, Mr. Xianfu Zhu, to buy all of the shares of our common stock not currently owned by him for $13.50 per share (the “Proposed Buyout”). Following receipt of the proposal, our Board of Directors formed a special committee of independent directors to consider the proposal and any amendments thereto as well as any alternative proposals. On November 26, 2012, we entered into a definitive Agreement and Plan of Merger with Golden Bridge Holdings Limited, a Cayman Islands exempted company with limited liability (“Parent”), Golden Bridge Merger Sub Limited, a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”) and Mr. Xianfu Zhu, which was subsequently amended and restated on February 8, 2013 (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions to the transactions contemplated thereby, at the effective time of the merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than shares owned by (i) Parent or Merger Sub, (ii) Mr. Xianfu Zhu, Mr. Baoke Ben, Mr. Chaoyang Liu, Mr. Qinghe Wang, Mr. Shuichi Si and Ms. Juanjuan Wang (collectively, the “Rollover Holders”), (iii) our company or any direct or indirect wholly-owned subsidiary of us or (iv) stockholders who have properly exercised and perfected appraisal rights under Delaware law), will be converted automatically into the right to receive $13.50 in cash (the “Per Share Merger Consideration”), without interest. Collectively, the Rollover Holders own approximately 26% of our outstanding common stock. The Per Share Merger Consideration of $13.50 represents a premium of approximately 47% over the closing price on March 26, 2012, the last trading day prior to our March 27, 2012 announcement of the Proposed Buyout.

Under the Merger Agreement, the going private transaction contemplated thereunder is required to be approved by affirmative vote of the holders of a majority of the outstanding shares of our common stock and a majority of outstanding shares of our common stock other than shares of our common stock owned by Parent, Merger Sub, the Rollover Holders, and their respective affiliates at a stockholders’ meeting. There can be no assurance that the going private transaction will be approved by sufficient affirmative vote.

The going private transaction, whether or not consummated, presents a risk of diverting management focus, employee attention and resources from other strategic opportunities and from operational matters. Additionally, we and members of our Board of Directors have been named in a number of purported shareholder class action complaints relating to Mr. Xianfu Zhu's proposal as more fully described in “Item 3 - Legal Proceedings”.  These lawsuits or any future lawsuits may become time consuming and expensive. These matters, alone or in combination, may harm our business.

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

Our board of directors has the discretion to issue additional securities with an aggregate offering price of up to $179,500,000, and up to 9,562,505 shares of our common stock may be sold by selling shareholders under our registration statement on Form S-3 (File No. 333-171093). Actual sales of such shares, or the prospect of sales of such shares by the holders of such shares, may have a negative effect on the market price of the shares of our common stock. Pending the completion of the proposed going private transaction, we may also register for resale additional outstanding shares of our common stock or shares that are reserved for issuance under our stock option plan. Once such shares are registered, they can be freely sold in the public market. If any of our shareholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

Item 1B. — Unresolved Staff Comments

None.

Item 2. – Properties

Properties

The following table shows certain information relating to our corporate offices and other facilities.

Location	Approximate Floor Area(1) (Square Feet)	Ownership Status(2)		Principal Uses

South Part, Changxing Road Changge City, Henan province	622,650	Pledged	(3)	Meat products processing plant

South Part, Changxing Road Changge City, Henan province	676,804	Pledged	(3)	Meat, vegetable and fruit products processing plant

South Part, Changxing Road Changge City, Henan province	545,325	Pledged	(3)	Logistic center, warehouse and prepared meat processing plant

South Part, Changxing Road Changge City, Henan province	95,667	Pledged	(3)	Dormitory

East Part, North Weiwu Road Changge City, Henan province	2,142,475	Pledged	(3)	Logistic center, warehouse and processing facility for vegetables and fruits

Zhangying village, Heshangqiao town, Changge City, Henan province	1,435,189	Owned		Sire boars breeding

Food Industrial Park, Tangyin County Anyang, Henan province	1,684,589	Owned		Meat products processing plant

17 Luogui Road, Cangshan County Zhongjiang City, Sichuan province	717,604	Owned		Meat products processing plant

Industrial Park Suiping City, Henan province	1,771,483	Pledged	(3)	Meat products processing plant

Shouyang Mountain Industry Park Yanshi, Luoyang City, Henan province	1,653,432	Pledged	(3)	Meat products processing plant

Tuonan Industry Park Yongcheng City, Henan province	1,711,293	Pledged	(3)	Meat products processing plant

South of Xiliucheng Bridge, Jinghai Tianjin	1,435,200	Pledged	(3)	Meat products processing plant, logistic center, warehouse, prepared meat processing plant, and research and development center

Location	Approximate Floor Area(1) (Square Feet)	Ownership Status(2)		Principal Uses

West of Jiangqin Road, Jiangyan Economy Development Area, Taizhou, Jiangsu province	1,426,340	Owned		Meat products processing plant, logistic center, warehouse, prepared meat processing plant

Jia San Road, Nong’an Industry Park, Nong’an, Jilin province	1,500,000	Owned		Meat products processing plant, logistic center, warehouse, prepared meat processing plant

519 Yuanpu road, Zhangpu town, Kunshan, Jiangsu province	1,076,261	Owned		Logistic center, warehouse

Food Industrial Park, Tangyin County, Anyang, Henan province	1,630,200	Pledged	(3)	Logistic center, warehouse

(1)	Calculated based upon the measurements of the land upon which the facility is situated.

(2)	According to the laws of China, the government owns all of the land in China and companies or individuals are authorized to use the land only through land use rights granted by the PRC government. We have long-term leases with the PRC government affording us the right to use the land on which our production facilities are located. With respect to those properties in this table for which our ownership status is “owned,” we own all of the buildings and other land improvements on the land.

(3)	These properties are pledged to secure some of our outstanding loans. Please refer to Note 9 to our audited consolidated financial statements for more information.

Item 3. – Legal Proceedings

On March 27, 2012, we announced that our Board of Directors had received a preliminary, non-binding proposal from our Chairman and Chief Executive Officer, Xianfu Zhu, stating that Mr. Zhu intended to seek to purchase the remaining shares of our company that he does not presently own (the “Proposed Buyout”). Following this announcement, at least three lawsuits have been filed in Delaware naming the members of our Board of Directors and/or us as defendants. On November 26, 2012, we announced that we had entered into a definitive merger agreement with Golden Bridge Holdings Limited, a Cayman Islands exempted company (“Parent”), Golden Bridge Merger Sub Limited, a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”) and Mr. Xianfu Zhu (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions to the transactions contemplated thereby, at the effective time of the merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than shares owned by (i) Parent or Merger Sub, (ii) Mr. Xianfu Zhu, Mr. Baoke Ben, Mr. Chaoyang Liu, Mr. Qinghe Wang, Mr. Shuichi Si and Ms. Juanjuan Wang, (iii) us or any direct or indirect wholly-owned subsidiary of us or (iv) stockholders who have properly exercised and perfected appraisal rights under Delaware law), will be converted automatically into the right to receive $13.50 in cash, without interest. Following the November 2012 announcement of the Merger Agreement, one additional lawsuit was filed in Delaware naming as defendants the members of our Board of Directors, us, Parent, and Merger Sub. It is possible that more lawsuits will occur. The resolution of any of these lawsuits, claims or legal proceedings could materially and adversely affect our business, results of operations and financial position. The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our directors, officers or employees with respect to certain of the matters described below.

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

On April 18, 2012, a verified shareholder class action lawsuit was filed by Harry Vonderlieth in the Court of Chancery of the State of Delaware against us and members of our Board of Directors, alleging that, inter alia, our Board of Directors breached their fiduciary duties to our shareholders in connection with the Proposed Buyout , and that the price per share proposed by Mr. Zhu represented inadequate consideration in light of our company’s intrinsic value and future prospects, and that we aided and abetted the breach of fiduciary duties. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing us from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. We believe that none of the defendants has yet responded to the complaint.

On December 4, 2012, after the announcement on November 26, 2012 of our entering into the Merger Agreement, a verified shareholder class action lawsuit was filed by Ernesto Rodriguez in the Court of Chancery of the State of Delaware against us and members of our Board of Directors, Parent and Merger Sub, alleging that, inter alia, our Board of Directors breached their fiduciary duties to our shareholders in connection with the Proposed Buyout and the Merger Agreement, and that the price per share and other terms provided for in the Merger Agreement are inadequate and unfair in light of our company’s intrinsic value and future prospects, and that we, Parent and Merger Sub aided and abetted the breach of fiduciary duties. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing us from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. We believe that none of the defendants has yet responded to the complaint.

We intend to defend against the pending class action litigation vigorously.

For a description of our accounting policy regarding loss contingencies, see Note 15 “Commitments and Contingencies” in the Notes to our audited financial statements.  With respect to the legal proceedings and claims described above, such litigation is still in its preliminary stages and the final outcome, including our liability, if any, with respect to such litigation, is uncertain.  In addition, it is not currently possible to determine the maximum potential amount under the indemnification provisions under the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law due to the limited history of prior indemnification claims and the preliminary stages of the litigation.  At present, we are unable to estimate a reasonably possible range of loss, if any, that may result from such litigation. If an unfavorable outcome were to occur in the litigation described above, the impact could be material to our business, financial condition, or results of operations.

Item 4. –Mine Safety Disclosure

Not applicable.

PART II

Item 5. – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares began trading on the NASDAQ Global Select Market on December 27, 2007 under the symbol “HOGS.” From January 31, 2006 to December 26, 2007, our shares traded on the OTC Bulletin Board under the symbol “ZHNP.”

The following table contains information about the range of high and low sales prices for our common stock based upon reports of transactions on the NASDAQ Global Select Market for each full quarterly period during the period January 1, 2011 to December 31, 2012.

	High	Low

2011

First Quarter	$20.50	$14.26
Second Quarter	17.31	9.03
Third Quarter	11.77	7.60
Fourth Quarter	10.95	6.60

2012

First Quarter	$12.50	$8.11
Second Quarter	11.27	8.26
Third Quarter	11.23	9.22
Fourth Quarter	13.02	10.40

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

As of March 11, 2013, there were approximately 44 holders of record of our common stock. On March 11, 2013, the closing sale price of our common stock as reported by the NASDAQ Global Select Market was $12.86 per share.

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

We did not repurchase any shares in the fourth quarter ended December 31, 2012. In July 2011, we announced that the Board of Directors had authorized a Stock Repurchase Program to repurchase up to $10 million of our common stock from July 2011 through July 2012.  In August 2011, the dollar amount approved under the Stock Repurchase Program was raised to $40 million and the expiration date was extended to August 2012. The Stock Repurchase Program expired in August 2012.

Performance Graph

The following graph compares the cumulative total return on our common stock, the NASDAQ Composite Index and a peer group over the period commencing on December 31, 2007 and ending on December 31, 2012. The peer group is comprised of companies that are engaged in the production and sale of meat products (SIC Code 2011), and includes Hormel Foods Corporation, Plandai Biotechnology Inc. and Tyson Foods Inc.

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

As of December 31, 2012, options to purchase an aggregate of 1,003,333 shares of common stock had been granted under the Incentive Plan. Options granted in the future under the Incentive Plan are within the discretion of our board of directors. For more information about the shares of common stock authorized for issuance under our equity compensation plan, please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters - Equity Compensation Plan Information.”

Item 6. – Selected Financial Data

The following selected consolidated income statement data for the years ended December 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this Report. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. Our selected consolidated income statement data for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited financial statements which are not included in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Selected Consolidated Income Statement Data:
Net Sales	$1,639,603	$1,456,208	$946,720	$726,037	$539,825
Gross Profit	153,386	151,329	110,729	86,478	68,561
Income From Operations	72,381	86,404	64,286	52,908	36,781
Net Income	44,069	64,221	58,280	45,590	31,377
Net Income per Common Share:
Basic	1.18	1.66	1.67	1.48	1.06
Diluted	1.18	1.66	1.65	1.46	1.05

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Consolidated Balance Sheet Data:
Property, Plant, Equipment	$470,448	$427,930	$291,567	$189,589	$133,868
Total Assets	1,218,635	991,269	638,681	498,112	329,783
Long-Term Loans (Less Current Maturities)	101,793	97,261	83,672	44,913	23,475
Shareholders’ Equity	547,438	504,206	370,994	296,843	190,914

	December 31,
	2012	2011	2010	2009	2008
Selected Operating Data:
Production Capacity
Pork and Pork Products (M/T)	879,760	874,760	673,760	584,760	501,560
Vegetables and Fruits (M/T)	30,000	30,000	30,000	30,000	12,600
Sausage casings (meters)	100 million	-	-	-	-
Raw material to make heparin sodium (units)	300 billion	-	-	-	-
Metric Tons Produced(1)
Pork and Pork Products	654,831	538,263	498,074	402,261	240,963
Vegetables and Fruits	13,132	15,774	19,259	17,896	13,409
Metric Tons Sold(1)
Pork and Pork Products	639,268	532,587	495,159	388,647	239,669
Vegetables and Fruits	15,427	17,668	20,497	16,825	13,472
Number of Products	441	439	429	392	314
Number of Retail Stores	3,490	3,428	3,326	3,205	3,061
Market Coverage
No. of provinces	24	24	24	24	24
No. of first-tier cities	29	29	29	29	29
No. of second-tier cities	136	134	130	120	106
No. of third-tier cities	438	432	421	383	324

(1) For the years ended December 31.

The following selected consolidated income statement data for each full quarter within the years ended December 31, 2012 and 2011 have been derived from our unaudited quarterly consolidated financial statements which are not included in this Report. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	Year 2012
	Q4	Q3	Q2	Q1	Total
	(Unaudited, in thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$441,519	$415,745	$408,212	$374,127	$1,639,603
Gross Profit	42,791	39,498	35,621	35,476	153,386
Income From Operations	16,834	18,280	17,732	19,535	72,381
Net Income	9,848	11,043	10,981	12,197	44,069
Net Income per Common Share:
Basic	0.26	0.30	0.29	0.33	1.18
Diluted	0.26	0.30	0.29	0.33	1.18

	Year 2011
	Q4	Q3	Q2	Q1	Total
	(Unaudited, in thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$405,886	$398,086	$366,453	$285,783	$1,456,208
Gross Profit	36,230	40,037	39,146	35,916	151,329
Income From Operations	15,252	24,726	23,642	22,784	86,404
Net Income	9,700	18,323	19,315	16,883	64,221
Net Income per Common Share:
Basic	0.25	0.46	0.48	0.47	1.66
Diluted	0.25	0.46	0.48	0.47	1.66

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The following executive summary is intended to provide significant highlights of the discussion and analysis that follows.

•	In 2012, compared to 2011, net revenues increased 13% to $1,639.6 million and net income decreased 31% to $44.1 million. In 2011, compared to 2010, net revenues increased 54% to $1,456.2 million and net income increased 10% to $64.2 million.

•	In 2012, compared to 2011, basic earnings per share decreased 29% to $1.18 and diluted earnings per share decreased 29% to $1.18. In 2011, compared to 2010, basic earnings per share decreased 0.6% to $1.66 and diluted earnings per share increased 0.6% to $1.66.

•	We made solid progress executing our long-term growth strategy, which focuses on expanding our production capacity, building a well-known brand, exploiting our sales capabilities by accessing more retail outlets and sales channels.

•	We believe that the following trends characterized the meat processing industry in China during 2012: consumers paid more attention to food safety; the competition increased; and pressure from the PRC government caused consolidation in the industry to accelerate. We expect these trends to continue in 2013.

Overview

We are principally engaged in the meat and food processing and distribution business in China. Currently, we have 15 processing plants in China located in Henan, Jiangsu, Jilin and Sichuan provinces and in the municipality of Tianjin. Our current total production capacity for chilled pork and frozen pork is approximately 1,899.3 metric tons per average eight-hour day, or approximately 683,760 metric tons on an annual basis. In addition, we have production capacity for prepared meats of approximately 488.9 metric tons per eight-hour day, or approximately 176,000 metric tons on an annual basis, and for vegetables and fruits of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We also have annual production capacity for 100 million meters of sausage casings and 300 billion units of raw material to make heparin sodium. We use state-of-the-art equipment in all of our processing facilities.

The following table shows, as of March 1, 2013, the annual production capacity of our processing plants based on an eight-hour working day.

		Annual Capacity
Product	Location	in Metric Tons

Chilled and frozen pork	Changge, Henan province	81,760
	Zhumadian, Henan province	72,000
	Anyang, Henan province	85,000
	Luoyang, Henan province	70,000
	Tianjin Municipality	100,000
	Taizhou, Jiangsu province	100,000
	Changchun, Jilin province	95,000
	Yongcheng, Henan province	80,000
		683,760

Prepared meats	Changge, Henan province	140,000
	Tianjin Municipality	36,000
		176,000

Vegetables and fruits	Changge, Henan province	30,000

Food oil (pork oil)	Changge, Henan province	20,000

Sausage casing	Changge, Henan province	100 million meters

Raw material to make heparin sodium	Changge, Henan province	300 billion units

We believe we must continue to expand our production capacity to seize additional market share. As a result, we put into operation, are currently constructing, or plan to construct, additional production facilities in different parts of China.

➢	We put a new facility in Changge with production capacity for 100 million meters of sausage casings and 300 billion units of raw material to make heparin sodium into operation in November 2012.

➢	We are investing approximately $18.0 million in a cold chain logistic distribution center in Anyang, Henan province. This distribution center will have a 27,000 square meters temperature adjustable warehouse, processing capacity, distribution center and quality control center. This distribution center will be used for third party cold chain logistic service. We expect to put this distribution center into operation in the third quarter of 2013.

➢	We are investing approximately $87.5 million in a chilled and frozen food processing and distribution center in Kunshan, Jiangsu province, which is near Shanghai city. The whole center will be built in three phases. The first phase will include a processing center, cold chain logistics center and business complex. We invested about $35.0 million on the first phase and put it into operation in February 2013.

➢	We are investing approximately $58.5 million to build a new production, research and development, and training complex in Changge, Henan province excluding the cost of land use rights that we have already obtained. When completed, we anticipate that this new facility will have a production capacity of approximately 100,000 metric tons for prepared pork products. Adjacent to this new production facility, we also plan to develop a center for research and development, training, as well as quality assurance and control. Construction for the first phase with a production capacity of approximately 50,000 metric tons for prepared pork products started in the second quarter of 2011 and was completed in the second quarter of 2012. We started trial production in this facility in July 2012, and started the regular production at the end of the third quarter of 2012.

➢	We established a joint venture company, of which we own 65%, with Henan Xinda Animal Husbandry Company Limited in June 2011. The joint venture company is financed by capital contributions and bank loans. All capital contributions to the joint venture company have been made. We expect the new company will provide 20,000 sire boars annually. Upon the completion of the building of infrastructures for sire boars breeding in the third quarter of 2012, we leased the facility to a third party for annual rental in the amount of RMB5.0 million.

➢	We will be investing approximately $47.6 million to build a cold-chain logistic distribution center in Tangshan, Hebei province. This distribution center will have a 27,000 square meters temperature adjustable warehouse, processing capacity, distribution center, and quality control center. This distribution center will be used for third-party cold-chain logistics service. We expect to put this distribution center into operation in the fourth quarter of 2013.

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

Our capacity utilization rate was approximately 71%, 77% and 77% for 2012, 2011 and 2010, respectively. The capacity utilization rate is calculated by using our production quantity divided by our weighted average capacity in each year. Our capacity utilization rate fluctuated during those periods due to the supply of live hogs and raw materials in certain periods, the price fluctuation for live hogs in different areas near our production facilities, our maintenance of machinery and facilities, and our sales capability. Our ability to maintain higher utilization rates is also impacted by how quickly we are able to ramp up production at newly constructed facilities and how quickly the market for our products develops in new target geographies. Our target capacity utilization rate at our production facilities is approximately 75% for chilled and frozen pork products facilities and approximately 80% for prepared pork products facilities. The utilization rate dropped in 2012, because some new production facilities were just put into operation at the end of 2011 and beginning of 2012. We anticipate that it will typically require three to six months for utilization rates at our new production facilities to reach our target utilization rate.

Our products are sold under the “Zhongpin” brand name. As of December 31, 2012, our customers included 156 international and domestic fast food companies in China, 162 processing factories and 1,389 school cafeterias, factory canteens, hotels, army bases, hospitals and government departments. At such date, we also sold directly to 3,490 retail outlets, including supermarkets, within China.

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

Accounts Receivable. During the normal course of business, our policy is to ask customers to make deposits in reasonable and meaningful amounts on a case-by-case basis. We have established strict credit policies to manage the credit we give to our customers, and we give different credit terms and credit limits to different types of customers in different sales channels. For supermarket customers, the credit terms are generally two to four weeks. For showcase stores and branded stores, the credit terms are generally cash sales within one week. For food distributors, the credit terms are generally two to four weeks. For restaurants and food service customers, the credit terms are from one week to one month. These credit terms are subject to negotiation if requested by our customers, and credit limits vary depending on the credit worthiness and sales volume of the individual customers, which may be increased at times to accommodate for deteriorating economic circumstances. Any adjustment must be approved and credit limits are frequently reviewed by designated management.

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry, considering factors such as general economic conditions and industry-specific economic conditions in China, historical customer performance, as well as anticipated customer performance. We maintain a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We also examine the credit terms of significant customers regularly and ask for more cash deposits if these customers appear to have any indicators of delaying their payments to us. Such deposits are usually applied towards the outstanding accounts receivable. The focus of our collection effort is on receivable balances less than one year old, as a receivable over a year old has typically been insignificant compared to the total gross receivable. With such a practice in place, we did not have any specific bad debt allowance provided against specific customers as of December 31, 2012.

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

Impairment of Long-Lived Assets. We review long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted future cash flows expected to result from the use and eventual disposition of that asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that we consider important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) negative industry or economic trends. On an annual basis, we assess whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. For the years ended December 31, 2012, 2011 and 2010, impairment loss of long-lived assets were $2,712,908, nil and nil, respectively

Income Taxes. We recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences between the book and tax bases of recorded assets and liabilities are expected to be recovered or settled. If it is more likely than not some portion or all of the net deferred tax asset will not be realized, the deferred tax asset will be reduced by a valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

We were established under the laws of the State of Delaware and are subject to U.S. federal income tax and Delaware state income tax. Falcon Link was established under the laws of the British Virgin Islands and is not subject to income tax in accordance with the laws and regulations of the British Virgin Islands. Our other operating subsidiaries, which are located in China, are subject to the PRC Enterprise Income Tax ("EIT") Law, which was effective January 1, 2008 and has a uniform statutory tax rate of 25%. Under the EIT law, income derived by an enterprise primarily from the processing of agricultural products (including slaughtering live hogs) is exempt from EIT. Consequently, the majority of our subsidiaries in China that engage in the slaughtering of live hogs are exempted from EIT. Such exempted income before income tax is deemed as part of a permanent difference for the purpose of determining the proper income tax provision. Our remaining subsidiaries in China are subject to the uniform 25% tax rate on non-primary processing of agricultural products. Our subsidiary in Hong Kong is subject to Hong Kong profits tax of 16.5%.

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

For the years ended December 31, 2012, 2011 and 2010, there were no unrecognized tax benefits or interest and penalties for uncertain tax positions recorded in income tax expense. We have no unrecognized tax benefit included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

Value Added Tax. In addition to Enterprise Income Tax, our operating subsidiaries located in China are also subject to value added tax imposed by the PRC government on their domestic product sales. The output VAT is charged to customers who purchase goods from us and the input VAT is paid when we purchase goods from our vendors. The input VAT can be offset against the output VAT, however, due to the PRC government prescribed ceiling on how much input VAT an enterprise may deduct in any given month, an input VAT recoverable balance is generated, to be offset against future output VAT. Similar to EIT, VAT recoverable cannot be utilized by another subsidiary within the group of companies consolidated for financial reporting purposes. On a quarterly basis, we forecast for each subsidiary separately the amount of sales revenue necessary to fully utilize the VAT recoverable. Once the VAT recoverable for a subsidiary is determined to be non-recoverable in part or in full, the VAT recoverable is written off and booked as cost of goods sold or as impairment loss, depending on the nature of the event triggering the VAT write-off. The factors considered when evaluating to which account VAT recoverable is written off are as follows: i) if VAT is determined to be non-recoverable due to significant underperformance relative to expected historical or projected future operating results or negative industry or economic trend, VAT recoverable will be written-off to cost of goods sold, or ii) if VAT is determined to be non-recoverable due to significant changes in the strategy of the overall business, VAT recoverable would be written off as impairment loss. For the years ended December 31, 2012, 2011, and 2010, $9,962,571, $6,193,061, and nil of VAT were written off to cost of goods sold, respectively. For the years ended December 31, 2012, 2011 and 2010, impairment loss from VAT due to business suspension were $1,335,545, $1,614,167 and $1,015,780, respectively.

Leases. We classified our leases at the inception date as either a capital lease or an operating lease. To determine if a lease is a capital lease, we evaluate if the following conditions exist: a) ownership is transferred to the lessee by the end of the lease term, b) there is a bargain purchase option, c) the lease term is at least 75% of the property’s estimated remaining economic life or d) the present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the lessor at the inception date. A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. We account for all other leases as operating leases. We have no capital leases commitment as of December 31, 2012.

Employee Benefit Plan. Full time employees of the PRC entities participate in a government mandated employer defined contribution plan, pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. Chinese labor regulations require us to accrue for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $2,206,890, $1,449,978 and $813,683 for the years ended December 31, 2012, 2011 and 2010, respectively.

Share-Based Compensation. We adopted the Financial Accounting Standards Board, Accounting Standards Codification (Topic 718), Stock Compensation, (ASC 718, formerly FASB Statement 123(R)), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. The determination of the fair value of our stock options at the grant date requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of ASC 718. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. If factors change and we employ different assumptions in the application of ASC 718 in future periods, the compensation expense recorded under ASC 718 may differ significantly from the amount recorded in the current period. During fiscal 2012, expected stock price volatility and the assumed risk free rate both decreased slightly based upon recent historical trends. These changes are not material to our consolidated financial position or results of operations. There were no other material changes in the estimates or assumptions used to determine share-based compensation during fiscal 2012.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of income and certain other information, each expressed as a percentage of sales revenues.

	Years Ended December 31,
	2012		2011		2010
	Amount	% of Sales revenues	Amount	% of Sales revenues	Amount	% of Sales revenues
	(U.S. dollars in thousands)
Sales revenues	$1,639,603	100.0%	$1,456,208	100.0%	$946,720	100.0%
Cost of sales	(1,486,217)	-90.6%	(1,304,879)	-89.6%	(835,991)	-88.3%
Gross profit	153,386	9.4%	151,329	10.4%	110,729	11.7%
General and administrative expenses	(38,829)	-2.4%	(29,233)	-2.0%	(24,063)	-2.5%
Selling expenses	(37,554)	-2.3%	(33,582)	-2.3%	(20,727)	-2.2%
Research and development expenses	(574)	0.0%	(496)	0.0%	(638)	0.0%
Impairment loss	(4,048)	-0.2%	(1,614)	-0.1%	(1,015)	-0.1%
Income from operations	72,381	4.4%	86,404	5.9%	64,286	6.8%
Interest expense	(30,426)	-1.9%	(21,548)	-1.5%	(7,910)	-0.8%
Other income	2,223	0.1%	233	0.0%	1,954	0.2%
Government subsidies	5,311	0.3%	3,934	0.3%	4,184	0.4%
Gain on disposal of a subsidiary	285	0.0%	-	-%	-	-%
Net income before taxes	49,774	3.0%	69,023	4.7%	62,514	6.8%
Provision for income taxes	(5,659)	-0.3%	(4,808)	-0.3%	(4,234)	-0.4%
Net income after taxes	44,115	2.7%	64,215	4.4%	58,280	6.2%
Net income (loss) attributable to non-controlling interests	(46)	-0.0%	6	0.0%	-	-%
Net income attributable to Zhongpin Inc. shareholders	44,069	2.7%	64,221	4.4%	58,280	6.2%
Foreign currency translation adjustment attributable to Zhongpin Inc. shareholders	1,511	0.1%	23,328	1.6%	10,638	1.1%
Comprehensive income attributable to Zhongpin inc. shareholders	$45,580	2.8%	$87,549	6.0%	$68,918	7.3%

In 2013, we expect that the demand for pork in China and the results of the pork and pork products of our business will remain strong while live hog prices will remain at current levels, compared with 2012. We anticipate that our profit margin in 2013 will decrease due to increased competition in the industry, the expected increase in labor cost and overheads, and the expected increase in quality assurance and control cost in response to increased importance on food safety placed by the government and consumers.

Comparison of Years Ended December 31, 2012 and December 31, 2011

Revenue. Total revenue increased from $1,456.2 million in 2011 to $1,639.6 million in 2012, which represented an increase of $183.4 million, or approximately 13%. The increase in revenues was primarily due to increased sales volume in our meat and meat products resulting from the effects of the continuing increases in the number of our retail stores, geographic expansion and increased sales to food service distributors in China during the year, which was partially offset by the decreased pork price resulting from market fluctuations and industry competition.

The following table presents certain information regarding our sales by product division for 2012 and 2011.

	Sales by Division
	Year Ended December 31, 2012			Year Ended December 31, 2011
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	393,462	$1,018.6	$2,589	309,545	$890.1	$2,876
Frozen pork	137,810	332.3	2,411	134,537	347.7	2,584
Prepared pork products	107,996	273.5	2,533	88,505	202.5	2,288
Vegetables and Fruits	15,427	15.2	985	17,668	15.9	900

Total	654,695	$1,639.6	$2,504	550,255	$1,456.2	$2,646

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

In 2012, we increased our sales of chilled pork products by approximately $128.5 million over the amount of our sales of such products in 2011. As shown in the table above, our average price during 2012 was approximately $2,589 per metric ton for chilled pork, compared to $2,876 during 2011, a decrease of 10%. The number of metric tons of chilled pork sold during 2012 increased by 83,917, or 27% from 2011. Our total revenue increased primarily due to successful capacity expansion, increased sales to existing customers, and significantly increased volume of sales of our products as we entered new geographic markets, expanded our points of sales and acquired new customers, which was partially offset by a lower average price in 2012 as a result of market fluctuations in a more competitive market.

In 2012, we decreased our sales of frozen pork products by approximately $15.4 million over the amount of our sales of such products in 2011. Our average price during 2012 was approximately $2,411 per metric ton for frozen pork compared to $2,584 during 2011, a decrease of 7%. The number of metric tons of frozen pork sold during 2012 increased by 3,273, or 2% from 2012. Our total revenue decreased primarily due to the decrease in average price in 2012 as a result of market fluctuations, which was partially offset by our increased volume of sales.

In 2012, we increased our sales of prepared pork products by approximately $71.0 million over the amount of our sales of such products in 2011. Our average price during 2012 was approximately $2,533 per metric ton for prepared pork products compared to $2,288 during 2011, an increase of 11%. The number of metric tons of prepared pork products sold during 2012 increased by 19,491, or 22%, from 2011. This product division is becoming more important to our business as customers increasingly demand prepared pork products. We plan to gradually increase sales from prepared pork products by building up our brand recognition and expanding our capacities for this division.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold in 2012 was partly attributable to our effort to expand our distribution channels. The following table sets forth the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume
			Net	Percentage
	December 31,		Change	of Change
	2012	2011

Showcase store	158	162	(4)	(2)%
Branded stores	1,476	1,310	166	13%
Supermarket counters	1,856	1,956	(100)	(5)%
Total	3,490	3,428	62	2%

First-tier cities	29	29	-	-
Second-tier cities	136	134	2	1%
Third-tier cities	438	432	6	1%
Total	603	595	8	1%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table shows our revenues by distribution channel in 2012 and 2011, respectively.

	Sales by Distribution Channel (U.S. dollars in millions)
			Net	Percentage
	Years Ended December 31		Change	of Change
	2012	2011

Retail channels	$469.2	$466.5	$2.7	1%
Wholesalers and distributors	679.7	536.4	143.3	27%
Restaurants and food service	460.1	416.2	43.9	11%
Import and export	30.6	37.1	(6.5)	(18)%

Total	$1,639.6	$1,456.2	$183.4	13%

The increase in sales to different distribution channels was primarily due to the following factors:

•	our production capacity has increased since we completed the expansion project of our facility in Taizhou, Jiangsu province and Changchun, Jilin province in December 2011, and Changge, Henan province in July 2012. To increase the utilization of our new facilities, we focused our sales efforts on the wholesalers and distributors, as it is easier to achieve higher volume sales within this channel. As a result, we had significantly higher sales in the wholesalers and distributors channel than in other distribution channels, with the overall capacity utilization rate that was lower in 2012 than 2011 because some new production facilities were just put into operation at the end of 2011 and beginning of 2012;

•	we have built up our brand image and brand recognition through general advertising displays and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products; and

•	we believe consumers are placing more weight on food safety considerations and are willing to pay higher prices for safe food products.

Cost of Sales. Our cost of sales primarily includes our costs of raw materials, labor costs and overhead. Of our total cost of sales, our cost of raw materials typically account for approximately 96.0% to 96.4%, our overhead typically accounts for 2.1% to 2.6% and our labor costs typically account for 1.4% to 1.5%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farms located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with but considerably higher than our increase in sales revenue.

	Costs of Sales by Division
	Year Ended December 31, 2012			Year Ended December 31, 2011
	Metric Tons	Amount (in millions)	Average Cost/Metric Ton	Metric Tons	Amount (in millions)	Average Cost/Metric Ton
Pork and Pork Products
Chilled pork	393,462	$930.1	2,364	309,545	$803.1	2,594
Frozen pork	137,810	313.1	2,272	134,537	324.1	2,409
Prepared pork products	107,996	229.8	2,128	88,505	164.5	1,859
Vegetables and Fruits	15,427	13.2	856	17,668	13.2	747

Total	654,695	$1,486.2	2,270	550,255	$1,304.9	2,371

Our gross profit margin (gross profit divided by sales revenue) decreased from 10.4% in 2011 to 9.4% in 2012. The decrease in our gross profit margin during 2012 was primarily due to (i) increased competition in the market, (ii) the increase in write-off of VAT recoverable, (iii) increased promotional activities to grow our market share, (iv) the increase in overhead due to the higher labor costs and utility costs, and (v) higher quality control costs in response to increased importance on food safety placed by the government and consumers. As a result, our gross profit margin was lower than the level we would expect to achieve once we fully integrate our new production facilities and expand into new regional markets for our products.

General and Administrative Expenses. General and administrative expenses increased from $29.2 million in 2011 to $38.8 million in 2012, which represented an increase of $9.6 million, or approximately 33%. As a percentage of revenues, general and administrative expenses increased from 2.0% in 2011 to 2.4% in 2012.

The increase in general and administrative expenses during the year ended December 31, 2012 was primarily the result of a $2.5 million increase in salary expense due to the expansion of our business, which required the hiring of more employees, and an increase in the average salary we paid to our employees; a $1.1 million increase in legal fees due to the going private transaction; a $1.9 million increase in bad debt provision due to the increase of our accounts receivable, and a $1.8 million increase in other taxes as a result of the land and property placed into service in December 2011 in Taizhou and Changchun and therefore we started paying land and property taxes in the first quarter of 2012.

Selling Expenses. Selling expenses increased from $33.6 million in 2011 to $37.6 million in 2012, which represented an increase of $4.0 million, or approximately 12%. As a percentage of revenue, selling expenses remained at 2.3% in 2011 and 2012. The increase in selling expenses was primarily the result of a $1.4 million increase in salary expenses, a $0.9 million increase in supermarket management fees, and a $1.0 million increase in promotion expenses.

Research and Development Expenses. Research and development expenses increased from $0.5 million in 2011 to $0.6 million in 2012, which represented an increase of $0.1 million.

Impairment loss. Impairment loss increased from $1.6 million in 2011 to $4.0 million in 2012, which represented an increase of $2.4 million, or approximately 150%. The increase was primarily the result of a $2.7 million increase in provision of plant and equipment in Deyang Zhongpin. In November 2012, we decided to stop production in our Deyang facility because our strategy is to focus on Central China, North China, East China and North-east China markets. We will concentrate our resources on these markets. We evaluated the plant and equipment of Deyang Zhongpin and decided to book an impairment loss based on the difference between the book value and the estimated fair value of the plant and equipment.

Interest Expense. Interest expense increased from $21.5 million in 2011 to $30.4 million in 2012, which represented an increase of $8.9 million, or approximately 41%. The increase in interest expense was primarily a result of an increase of $113.0 million in short-term bank loans, an increase of $40.7 million in long-term bank loans, an increase of $41.7 million in bank notes payable and an increase in the interest rates published by the People’s Bank of China, the central bank of China, which increases were partly offset by an increase in interest income.

Other Income and Government Subsidies. Other income and government subsidies increased from $4.2 million in 2011 to $7.5 million in 2012, which represented an increase of $3.4 million or approximately 79%. The increase was because we received $1.4 million more in government subsidies because the PRC government continues to provide subsidies to support businesses in the agriculture and related industries, such as ours. Our business, including hog breeding, pork processing, vegetable and fruit processing and cold-chain logistics as well as related food safety and technological innovations, all enjoy policy support from the PRC government. We expect to continue to receive government subsidies in future periods, as the PRC government continues its policy of promoting agriculture and related industries. The increase was also because of $2.0 million as a result of taking the exempted output VAT for fruits and vegetables to other income and the recognition of rental income from renting out the sire boar breeding farm in Henan.

Income Taxes. The effective tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw vegetable and fruit products. The increase of $0.9 million in the provision for income taxes in 2012 over 2011 resulted from the increased sales of prepared meat products.

Comparison of Years Ended December 31, 2011 and December 31, 2010

Revenue. Total revenue increased from $946.7 million in 2010 to $1,456.2million in 2011, which represented an increase of $509.5million, or approximately 54%. The increase in revenues was primarily due to the increased pork price resulting from the imbalance of supply and demand in the market and increased cost to raise hogs, and also due to increased sales volume in our meat and meat products segment resulting from the effects of the continuing increases in the number of our retail stores, geographic expansion and increased sales to food service distributors in China during the year.

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

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold in 2011 was partly attributable to our effort to expand our distribution channels. The following table sets forth the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume
			Net	Percentage
	December 31,		Change	of Change
	2011	2010

Showcase store	162	157	5	3%
Branded stores	1,310	1,072	238	22%
Supermarket counters	1,956	2,097	(141)	(7)%
Total	3,428	3,326	102	3%

First-tier cities	29	29	-	-
Second-tier cities	134	130	4	3%
Third-tier cities	432	421	11	3%
Total	595	580	15	3%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table shows our revenues by distribution channel in 2011 and 2010, respectively.

	Sales by Distribution Channel (U.S. dollars in millions)
			Net	Percentage
	Years Ended December 31		Change	of Change
	2011	2010

Retail channels	$466.5	$363.4	$103.1	28%
Wholesalers and distributors	536.4	308.1	228.3	74%
Restaurants and food service	416.2	263.0	153.2	58%
Import and export	37.1	12.2	24.9	204%

Total	$1,456.2	$946.7	$509.5	54%

The increase in sales to different distribution channels was primarily due to the following factors:

•	we have built up our brand image and brand recognition through general advertising displays and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products;

•	we believe consumers are placing more weight on food safety considerations and are willing to pay higher prices for safe food products; and

•	pork prices began to increase in the middle of 2010 and reached its peak in the third quarter of 2011

Cost of Sales. As discussed above, all of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farms located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. Our costs of sales primarily include our costs of raw materials, labor costs and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 95% to 96%, our overhead typically accounts for 2.6% to 3.1% and our labor costs typically account for 1.4% to 1.7%, with slight variations from period to period.

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

The increase in general and administrative expenses during the year ended December 31, 2011was primarily the result of a $2.3 million increase in salary expense due to the expansion of our business, which required the hiring of more employees and management staff, and a $0.4 million increase in depreciation due to our capacity expansion, which required more property, plant and equipment.

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

The following tables show our sales in metric tons and production processed in metric tons by division in 2012, 2011 and 2010 and the percentage increases for each division between periods.

	Sales by Division (in metric tons)
	Years Ended December 31,		Net Increase	Percentage Increase
	2012	2011	2012/2011	2012/2011
Pork and Pork Products
Chilled pork	393,462	309,545	83,917	27%
Frozen pork	137,810	134,537	3,273	2%
Prepared pork products	107,996	88,505	19,491	22%
Vegetables and Fruits	15,427	17,668	(2,241)	(13)%
Total	654,695	550,255	104,440	19%

	Production by Division (in metric tons)
	Years Ended December 31,		Net Increase	Percentage Increase
	2012	2011	2012/2011	2012/2011
Pork and Pork Products
Chilled pork	395,217	309,530	85,687	28%
Frozen pork	148,296	140,244	8,052	6%
Prepared pork products	111,317	88,489	22,828	26%
Vegetables and Fruits	13,132	15,774	(2,642)	(17)%
Total	667,962	554,037	113,925	21%

	Sales by Division (in metric tons)
	Years Ended December 31,		Net Increase	Percentage Increase
	2011	2010	2011/2010	2011/2010
Pork and Pork Products
Chilled pork	309,545	265,315	44,230	17%
Frozen pork	134,537	152,766	(18,229)	(12)%
Prepared pork products	88,505	77,078	11,427	15%
Vegetables and Fruits	17,668	20,497	(2,829)	(14)%
Total	550,255	515,656	34,599	7%

	Production by Division (in metric tons)
	Years Ended December 31,		Net Increase	Percentage Increase
	2011	2010	2011/2010	2011/2010
Pork and Pork Products
Chilled pork	309,530	265,218	44,312	17%
Frozen pork	140,244	156,461	(16,217)	(10)%
Prepared pork products	88,489	76,395	12,094	16%
Vegetables and Fruits	15,774	19,259	(3,485)	(18)%
Total	554,037	517,333	36,704	7%

Liquidity and Capital Resources and Capital Commitment

Liquidity and Capital Resources

We have financed our operations over the three years ended December 31, 2012 primarily through cash from operating activities, borrowings under our lines of credit with various commercial banks in China, net proceeds from the sale of our equity securities and the proceeds from the exercise of certain of our outstanding stock purchase warrants. In March 2011, we completed a follow-on underwritten registered public offering and received net proceeds of approximately $66.4 million. We will continue to finance our construction in progress and expansion of our facilities through operating cash flow, loans from commercial banks and proceeds from capital markets by issuing new shares. As of December 31, 2012, 2011 and 2010, we had cash and cash equivalents of $176.4 million, $135.8 million and $84.2 million, respectively. Working capital at December 31, 2012, 2011 and 2010 were negative $41.7 million, $5.4 million and $34.5 million, respectively. Our negative working capital of $41.7 million at December 31, 2012 is primarily because (i) we borrowed more short-term loans in 2012 in light of the proposed going private transaction, which resulted in more short-term loans outstanding at December 31, 2012, and (ii) we had a larger balance of the current portion of long-term loans outstanding at December 31, 2012 as a larger portion of the long-term loans we borrowed in prior years will mature in twelve months from December 31, 2012. We do not believe we have material risks to our financial position or results of operations in connection with our negative working capital. In 2013, we plan to borrow more long-term loans and use more operating cash to pay back short-term loans, in order to achieve a positive working capital balance.

Net cash provided by operating activities was $35.4 million, $73.8 million and $68.6 million, respectively, in 2012, 2011 and 2010.

Year 2012

We have established and implemented corporate policies to manage our cash flows generated by our operating activities. We have established strict credit policies to manage the credit we give to our customers, and we give different credit terms and credit limits to different types of customers in different sales channels. For supermarket customers, the credit terms are generally two to four weeks. For showcase stores and branded stores, the credit terms are generally cash sales within one week. For food distributors, the credit terms are generally two to four weeks. For restaurants and food service customers, the credit terms are from one week to one month. These credit terms are subject to negotiation if requested by our customers, and credit limits vary depending on the credit worthiness and sales volume of the individual customers, which may be increased at times to accommodate for deteriorating economic circumstances. Any adjustment must be approved and credit limits are frequently reviewed by designated management. In general, we ask for credit terms from our suppliers. We generally pay for the hogs we purchase within one week after the hogs pass our health and quality examinations.

In 2012, net cash provided by operating activities was $35.4 million, which represented a decrease of $38.4 million as compared to net cash provided by operating activities of $73.8 million in 2011. Of the $38.4 million decrease, net income accounted for a $20.0 million decrease, non-cash items accounted for a $9.4 million increase, offset by changes in operating assets and liabilities of $27.7 million. Of the non-cash items, depreciation and amortization accounted for $6.5 million of the increase in cash provided by operating activities due to the fact that more plant, equipment and machinery were put into use during the end of 2011.

Cash flow from changes in operating assets and liabilities accounted for approximately $27.7 million of the decrease, as compared to the cash flow of $6.6 million increase from changes in operating assets and liabilities in 2011. Of the $27.7 million decrease, $39.0 million decrease was attributable to the change of cash flow from account receivables due to the increase of customer credit limits and slightly longer credit terms to good-standing customers, a $10.3 million decrease was attributable to the change in cash flow from accounts payable due to the strategy changed at the fourth quarter of 2012 that we will support our suppliers to expand their breeding scale and supply us at better prices, and a $12.7 million decrease was attributable to the change of cash flow from other payables. The decrease was partly offset by a $17.8 million increase attributable to the change of cash flow from inventories and a $13.9 million increase attributable to change in cash flow from purchase deposits.

Net cash used in investing activities was $119.4 million in 2012, which represented a decrease of $120.8 million as compared to net cash of $240.2 million used in investing activities in 2011. We spent $36.3 million less on the construction in progress and $5.7 million less on acquiring land use rights. The decrease in restricted cash in investing activities was due to a change in the utilization of bank notes, as the bank notes issued in 2012 were mostly used for financing related activities. Under the terms of the credit agreements with certain of our lenders, we have agreed to maintain with such lenders an amount of cash that will serve as collateral for our delivery of such lenders’ bank promissory notes. The amount of bank promissory notes that are to be delivered by us to such lenders can be up to twice the amount of such deposits. As such deposits may not be withdrawn by us without restriction, such cash deposits are presented as “restricted cash” on the consolidated balance sheets.

Net cash provided by financing activities was $124.0 million in 2012, a decrease of $87.0 million compared to net cash provided by financing activities of $211.0 million in 2011. In 2012, we received an additional $93.5 million of short-term bank loans, an additional $30.9 million of long-term bank loans and we spent $20.3 million less on repurchasing common stock. We repaid an additional $147.3 million in bank notes and we received $66.4 million less of net proceeds from issuing common stock in 2012 since we had completed the follow-on offering in 2011.

As of December 31, 2012, Henan Zhongpin and its subsidiaries had short-term and long-term bank and governmental loans in the aggregate amount of $382.6 million with a weighted average interest rate per annum of 6.8% as shown in the following table. Please see Note 8 and Note 9 to our audited financial statements for more information about our bank loans.

Bank	Amount Borrowed	Interest Rate	Maturity Date

Short-term Loans

SDIC Trust	25,455,413	6.00%	09/28/2013

China Everbright Bank	4,772,890	7.22%	01/15/2013
	4,772,890	6.63%	06/13/2013
	7,954,817	6.30%	11/08/2013

China Construction Bank	7,954,817	6.56%	01/08/2013
	7,954,817	6.00%	07/30/2013
	6,363,853	6.00%	11/19/2013

Agriculture Development Bank of China	965,360	6.00%	07/02/2013
	8,750,298	6.56%	03/22/2013
	7,159,335	6.56%	03/28/2013
	4,900,803	6.00%	06/28/2013
	4,772,890	6.00%	12/18/2013
	11,136,743	6.00%	12/19/2013

China Minsheng Bank	6,363,853	6.30%	05/17/2013
	6,363,853	6.30%	08/09/2013
	6,363,853	6.30%	08/17/2013
	6,363,853	6.30%	08/24/2013

China Merchants Bank	4,772,890	6.60%	01/13/2013
	9,545,780	6.16%	01/27/2013
	3,181,927	6.30%	09/16/2013
	4,772,890	6.30%	11/21/2013

China CITIC Bank	4,772,890	6.60%	07/20/2013
	1,590,963	6.00%	07/25/2013
	4,772,890	6.60%	09/28/2013

Bank of Xuchang	3,181,927	6.00%	06/12/2013

Industrial Bank	3,181,927	7.20%	03/31/2013
	7,954,817	6.31%	06/11/2013
	7,954,817	6.00%	08/13/2013

Huaxia Bank	12,727,707	6.00%	06/25/2013

Rabobank Nederland	7,954,817	5.88%	02/07/2013

Bank of Shanghai	6,363,853	6.00%	11/29/2013

HSBC	9,545,780	6.00%	05/12/2013

CIBC	7,954,817	6.60%	10/31/2013

City Finance –short-term	31,819	0.00%	Extendable
Total	$228,632,849

Long-term Loan-Current portion

Agriculture Bank of China	3,977,407		6.15%	12/10/2013
	795,482		6.40%	12/27/2013
	2,386,445		6.40%	12/27/2013
	11,295,840		6.15%	02/03/2013
	1,590,963		6.40%	05/27/2013
	9,545,780		6.40%	05/30/2013

China Merchants Bank	4,772,890		6.40%	11/26/2013

China Development Bank	1,750,060		7.21%	04/19/2013
	1,750,060		7.21%	11/20/2013

China Construction Bank	3,181,927		6.08%	03/21/2013
	4,772,890		6.08%	06/21/2013
	6,363,853		5.76%	06/29/2013
Total	$52,183,597

Long-term Loans

China Construction Bank	7,954,817		6.65%	03/25/2014
	2,386,445		6.65%	03/25/2014

Agriculture Bank of China	159,096		6.40%	06/27/2014
	12,727,707		6.40%	06/30/2014
	7,159,335		6.40%	12/27/2014
	7,954,817		6.40%	05/30/2015
	7,954,817		6.40%	07/11/2015
	10,977,647		6.40%	12/27/2014

China Development Bank	2,068,252		7.21%	05/20/2014
	2,068,252		7.21%	11/20/2014
	2,386,445		7.21%	05/20/2015
	2,386,445		7.21%	11/20/2015
	2,704,638		7.21%	05/20/2016
	2,704,638		7.21%	11/20/2016
	3,022,830		7.21%	05/20/2017
	3,022,830		7.21%	11/20/2017
	3,341,023		7.21%	05/20/2018
	3,341,023		7.21%	11/20/2018
	3,659,216		7.21%	05/20/2019
	3,659,216		7.21%	11/20/2019
	318,192		7.21%	05/20/2020

China Merchants Bank	7,159,335		6.40%	11/26/2014

Changge Old Town	1,623,549		7.00%	Extendable

Canadian Government Transfer Loan	1,052,087	*		05/31/2042

Total	$101,792,652

* The principal amount of this loan is interest free.

Of our outstanding short-term loans as of December 31, 2012, $8.0 million aggregate principal amount of loans was secured by our subsidiaries in China and $19.1 million aggregate principal amount of loans was guaranteed by Henan Huanghe Enterprises Group Co., Ltd., an unaffiliated third party (“Huanghe Group”).

Of our long-term loans outstanding at December 31, 2012, $101,185,268 are secured by land use rights and property, plant and equipment of our subsidiaries. The total amount of land use rights and property, plant and equipment pledged was $181,650,364 at December 31, 2012.

In May 2012, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $23.9 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $23.9 million. The agreement will expire in May 2013. At the expiration of the agreement, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreement. At December 31, 2012, Henan Zhongpin had outstanding guarantees for $18.9 million of Huanghe Group’s bank loans under the agreement. All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months.

Under some of our loan agreements with Agriculture Bank of China, we are subject to certain financial covenants, including debt-to-asset ratio and contingent liability ratio. As of December 31, 2012, we are in compliance with all of these covenants.

We believe our existing cash and cash equivalents, together with our ability to secure bank borrowings, will be sufficient to finance our investment in new facilities, with budgeted capital expenditures of approximately $102.0 million over the next 12 months, and to satisfy our working capital needs. We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders as we have done in the past.

Year 2011

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

Capital Commitment

Please refer to Note 7 to our audited financial statements for description of ongoing construction projects and estimated cost to complete.

Contractual Commitments

The following table summarizes our contractual obligations as of December 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$153,976	$52,184	$73,343	$11,497	$16,952
Interest payable	30,564	16,439	8,572	3,425	2,128
Operating lease	254	107	147	-	-
Total	$184,794	$68,730	$82,062	$14,922	$19,080

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

Recently Issued Accounting Pronouncements

We have reviewed recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on our results of operations or financial position. Based on that review, we do not believe that any of those accounting pronouncements will have a significant effect on our current or future financial position, results of operations, cash flows or disclosures.

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

Interest Rate Risk

We are exposed to interest rate risk through our short-term and long-term loans. We have $228.6 million short-term bank loans and $154.0 million long-term bank loans outstanding as of December 31, 2012, and we have not used any derivative financial instruments or engaged in any interest rate hedging activities to manage our interest rate risk exposure. Our future interest expense on short-term or long-term bank loans may increase or decrease due to changes in market interest rates. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of bank loans relative to other sources of funds.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers. No single customer or supplier constitutes more than 5% of our consolidated sales revenue for the years ended December 31, 2012 and 2011.

Item 8. – Financial Statements and Supplementary Data

The following consolidated financial statements, notes thereto, and the related independent auditors’ reports contained on pages F-3 to our consolidated financial statements are herein incorporated:

•	Consolidated balance sheets – December 31, 2012 and 2011

•	Consolidated statements of operations and comprehensive income – Years ended December 31, 2012, 2011 and 2010

•	Consolidated statements of changes in shareholders’ equity - Years ended December 31, 2012, 2011 and 2010

•	Consolidated statements of cash flows - Years ended December 31, 2012, 2011 and 2010

•	Notes to consolidated financial statements - Years ended December 31, 2012, 2011 and 2010

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation under the framework in Internal Control—Integrated Framework issued by COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm, BDO China Shu Lun Pan Certified Public Accountants LLP, has audited the financial statements included in this Form 10-K and has issued an attestation report on our internal control over financial reporting. Their attestation report on our internal control over financial reporting is included in this Item 9A and their attestation report on the audit of the consolidated financial statements are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

During the quarter ended December 31, 2012, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Zhongpin Inc.

Henan province, The People’s Republic of China

We have audited the internal control over financial reporting of Zhongpin Inc. and its subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zhongpin Inc. and its subsidiaries as of December 31, 2011 and 2012, and the related consolidated statements of income and comprehensive income, shareholder’s equity, and cash flows for each of the three years ended December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, The People’s Republic of China

March 18, 2013

Item 9B. – Other Information.

None.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers and directors followed by their biographical information.

NAME	AGE	POSITION
Xianfu Zhu	49	Chairman of the Board, Chief Executive Officer and President
Baoke Ben	49	Director and Executive Vice President
Raymond Leal	72	Director
Yaoguo Pan	56	Director
Xiaosong Hu	52	Director
Feng Wang	38	Vice President, Chief Financial Officer, Financial Controller and Treasurer
Chaoyang Liu	40	Vice President of Operations

Xianfu Zhu. Mr. Zhu has served as Chairman of our Board of Directors and our Chief Executive Officer since January 2006. Mr. Zhu has been Chairman and Chief Executive Officer of our wholly-owned subsidiary and the predecessor to our company, Henan Zhongpin Food Share Co., Ltd. (“Henan Zhongpin”) since its inception in 1993. We believe that Mr. Zhu’s current position as Chairman, Chief Executive Officer and President brings to the Board knowledge of the day-to-day operations of our company, and his leadership and strategic guidance over the past 19 years have been critical to our success. Mr. Zhu’s broad experience in the meat industry also brings to the Board a singular perspective with respect to our business, strategy and the industry in which we compete.

Mr. Baoke Ben. Mr. Ben has served as our director since June 2007 and Executive Vice President of our company since January 2006. Mr. Ben has been an Executive Vice President of Henan Zhongpin since July 2002 and was Director of Technology of Henan Zhongpin from 1999 to July 2002. Prior to joining Henan Zhongpin in 1999, Mr. Ben was a researcher at the Agricultural Technology Promotion Center of Changge City. We believe that as an executive officer of our company for over 10 years, Mr. Ben brings to the Board an intimate knowledge of our day-to-day operations, our business and the industry in which we compete. His background and experience in the meat industry make him a valuable resource to the Board in evaluating our strategy.

Mr. Raymond Leal. Mr. Leal has served as our director since June 2007. Mr. Leal taught as an adjunct professor at the undergraduate and graduate level at several universities from 1978 to 2008. Most recently, Mr. Leal taught mathematics and statistics at Coastal Carolina University from 1997 to 2008 and finance and accounting at Webster University from 1999 to 2005. Mr. Leal served as Financial Advisor to clients of several regional investment banks based in Atlanta, Georgia from 1990 to 2002. Prior to that, Mr. Leal managed the mergers and acquisition practice for Sun Trust Banks from 1987 to 1990, served as Vice President of Corporate Development and Treasurer at Texas Eastern Corporation, a NYSE-listed energy company, from 1981 to 1987, and served as Assistant Treasurer at Progress Energy, a NYSE-listed electric power company, from 1976 to 1981. We believe that Mr. Leal’s broad knowledge and experience in the areas of finance, accounting, mergers and acquisition, risk assessment and oversight, corporate governance and investment make him a valuable resource to the Board as the Board considers our investment opportunities and capital needs. Mr. Leal’s financial background also makes him well-suited to serve as Chairman of the Audit Committee of the Board.

Mr. Yaoguo Pan. Mr. Pan has served as our director since September 2007. Mr. Pan has been a researcher at the Development Research Center, a policy research and consulting institution directly under the State Council of the People’s Republic of China, since 1990, where he is responsible for conducting research concerning the meat industry, including in the areas of meat consumption, food supply, animal husbandry and food nutrition. Prior to that, Mr. Pan served as an assistant researcher at China’s Central Rural Policy Research Office from 1987 to 1990, and was responsible for conducting research and investigations in the areas of rural policy at China’s Central Secretariat Rural Research Office from 1982 to 1987. We believe that Mr. Pan’s research experience and extensive knowledge concerning the meat industry provide the Board with significant expertise relevant to our business and brings to the Board a comprehensive understanding of the meat industry.

Mr. Xiaosong Hu. Mr. Hu has served as our director since June 2011. Mr. Hu is currently a professor and an advisor to Ph.D. candidates at China Agricultural University, a position he has held since 1999. He has been engaged in teaching and research work in the Food Science and Engineering College of China Agricultural University since June 1988. Mr. Hu also concurrently serves in several academic and government organizations. He is Executive Vice President of the Science and Technology Development Academy of China Agricultural University, a member of the Growth Enterprise Market Technical Committee of the China Securities Regulatory Commission, Vice President of the Chinese Institute of Food Science and Technology, a member of the Science and Technology Committee of China’s Ministry of Agriculture, a member of the Academic Committee of the Chinese Academy of Agricultural Sciences and a member of the State Food and Nutrition Consultant Committee. We believe that Mr. Hu’s extensive involvement and expertise in our industry, in research and teaching, and in government and academic associations bring substantial additional depth and breadth to the Board. His extensive experience and knowledge in the study of food safety issues in China is also very valuable as we execute our expansion strategy.

Mr. Feng Wang. Mr, Wang has served as our Vice President, Chief Financial Officer, Financial Controller and Treasurer since October 2008. Prior to joining us, Mr. Wang served as Group Finance Controller at Agria Corporation, an agri-solutions provider that is listed on the New York Stock Exchange, from November 2007 to September 2008, as Deputy Chief Financial Officer at Beijing Media Company, an adverting sales company that is listed on the Stock Exchange of Hong Kong, from September 2006 to November 2007, and as Finance Director of Mediact Jingwen Media Group, a music publishing, advertising and public relations company located in Beijing, from January 2005 to August 2006.

Mr. Chaoyang Liu. Mr. Liu has served as our Vice President of Operations since September 2007. Mr. Liu has also been serving as General Manager of our chilled and frozen products department since June 2005. In addition, Mr. Liu has served as Chairman of Henan Zhongpin Business Development Co., Ltd. since September 2006 and Chairman of Heilongjiang Zhongpin Food Co., Ltd. since November 2006. Mr. Liu joined Henan Zhongpin in 1993 and has been responsible for several areas of its operations, including product distribution, market research and product improvement.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. All officers serve at the pleasure of our Board of Directors. There are no family relationships among our directors or executive officers.

Board Committees

Our Board of Directors has a standing audit committee, nominating committee and compensation committee. Each committee carries out its responsibilities pursuant to written charters, which are available on the Investor Relations — Corporate Governance section of our Internet website at: www.zpfood.com.

Audit Committee.  The Audit Committee is currently comprised of Messrs. Raymond Leal (chairman), Xiaosong Hu and Yaoguo Pan. Our Board has determined that each member of the Audit Committee is independent, as defined in the listing standards of The NASDAQ Stock Market, Inc (“Nasdaq”) and under the rules of the Securities and Exchange Commission (the “Commission”). The Audit Committee assists the Board in overseeing (i) our accounting and financial reporting processes and principles, (ii) our disclosure controls and procedures and internal control over financial reporting designed to promote compliance with generally accepted accounting principles and applicable laws and regulations, (iii) the preparation, presentation and integrity of our financial statements, and (iv) the administration of an audit of our annual financial statements by our independent registered public accounting firm in accordance with generally accepted accounting standards. In addition, our Audit Committee is responsible for the Audit Committee report required to be prepared pursuant to rules of the Commission for inclusion in our annual proxy statement. The Board has determined that Mr. Leal qualifies as an Audit Committee Financial Expert under applicable rules of the Commission and satisfies the financial literacy and experience requirements under the applicable Nasdaq standards.

Compensation Committee. The Compensation Committee is currently comprised of Messrs. Pan (chairman), Leal and Hu. Our Board has determined that each member of the Compensation Committee is independent, as defined in the listing standards of Nasdaq. The purpose of the Compensation Committee is to assist the Board in discharging its responsibilities related to compensation of our executive officers, to oversee all compensation programs involving the use of our stock and to produce a Compensation Committee report on executive compensation for inclusion in our proxy statement for our annual meeting of stockholders.

Nominating Committee. The Nominating Committee is currently comprised of Messrs. Hu (chairman), Leal and Pan. Our Board has determined that each member of the Nominating Committee is independent, as defined in the listing standards of Nasdaq. The purpose of the Nominating Committee is to (i) identify individuals who are qualified to become members of our Board of Directors, (ii) select, or recommend that the Board of Directors select, director nominees to be presented for stockholder approval at the annual meeting, (iii) select, or recommend that the Board of Directors select, the composition of the committees of the Board of Directors and (iv) perform such other functions as the Board of Directors may from time to time request.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since such procedures were last disclosed in our proxy statement for our 2012 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (“10% Stockholders”), to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and 10% Stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports received by us and written responses to annual directors’ and officers’ questionnaires, we believe that for the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and 10% Stockholders were complied with.

Code of Ethics

We have adopted a code of business conduct and ethics for our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The text of our code is posted on the Investor Relations — Corporate Governance section of our Internet website at www.zpfood.com. We intend to disclose any changes in or waivers from our code of ethics that are required to be publicly disclosed by posting such information on our website or by filing with the Commission a Current Report on Form 8-K.

Item 11. – Executive Compensation

Compensation Discussion and Analysis

The following is a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, and our other executive officer whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2012. Accordingly, our “Named Executive Officers” for 2012 are Mr. Xianfu Zhu, our President and Chief Executive Officer, Mr. Baoke Ben, our Executive Vice President, and Mr. Feng Wang, our Vice President, Chief Financial Officer and Treasurer.

Our executive compensation program to date has been fairly simple and less structured than that of many U.S.-based corporations. As most of our executive officers were founders of our principal operating subsidiary, their ownership in our company has driven our philosophy to provide modest salaries and no annual bonus to our executives. As a result, our management compensation primarily has been comprised of a cash base salary and, to a limited degree, stock options. The amounts of such base salaries were initially determined prior to our becoming a public company and, given the stock ownership of our senior management, were based upon our desire to balance the growth stage of our development and our need to conserve working capital, on the one hand, and the financial needs of our management, on the other hand. Since we became publicly owned in January 2006, these considerations have continued to drive the amount and type of compensation we have paid our executives.

Our Compensation Committee is responsible for establishing the compensation for the Named Executive Officers. None of the Named Executive Officers are members of the Compensation Committee or otherwise have any role in determining the compensation of our executive officers, although the Compensation Committee does consider Mr. Zhu’s recommendations in setting compensation levels for our executive officers other than himself. Our Compensation Committee’s goals in regards to executive compensation are primarily to balance the philosophy identified above with the need to recruit, hire, retain, motivate and reward the most talented executives by providing compensation that is competitive with the companies against which we compete for executive talent. Although the Compensation Committee will continue to review our executive compensation program in light of these goals and we may in the future adopt a more varied and comprehensive approach to compensation that provides short-term and long-term incentive opportunities for our executives, we expect that our current executive compensation structure will continue for the near future.

In light of the straightforward nature of our executive compensation program, the Compensation Committee has not retained executive compensation consultants and does not regularly review compensation data for any particular group of peer companies. However, the Compensation Committee has authority to retain compensation consultants to assist it in its decision-making process and may elect to do so in the future.

We provide our stockholders with the opportunity to cast an annual advisory vote on our executive compensation program (referred to as a “say-on-pay proposal”). At our annual meeting of stockholders held in June 2012, approximately 97% of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee believes this result affirms stockholders’ support of our approach to executive compensation, and did not change its approach in 2012. The Compensation Committee will continue to consider the outcome of say-on-pay proposals when making future compensation decisions for the Named Executive Officers.

During fiscal 2012, the Compensation Committee reviewed the base salaries of our executive officers and determined that no changes would be made to their salary levels. Consistent with prior years, we also did not pay cash bonuses to our executives for 2012. The Compensation Committee believes, in its judgment, the cash amounts we paid to our executive officers for fiscal 2012 are significantly less than those paid to executives in the United States for companies of similar size and with similar revenues and profits and are consistent with pay practices generally for companies in the PRC. This reflects our philosophy of fairness to our employees in the PRC and avoiding significant discrepancies between our executive pay and the pay of our middle management and other employees.

As noted above, we periodically grant long-term incentive awards to our executive officers in the form of stock options. The Compensation Committee believes that these option grants provide a further incentive to executives to help increase the price of our common stock as the options will only have value if our stock price increases over the exercise price of the option and also provide a retention incentive as the options generally vest over a period of years. The Compensation Committee believes that the options previously granted to the Named Executive Officers continue to provide sufficient incentives to our executives and, accordingly, did not make any additional equity-based grants to the Named Executive Officers in 2012.

Compensation Committee Report on Executive Compensation

The following report has been submitted by the Compensation Committee of our Board of Directors:

The Compensation Committee of our Board of Directors has reviewed and discussed our Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, to be filed with the Commission.

Compensation Committee of the Board of Directors

Respectfully submitted,
Yaoguo Pan, Chairman
Xiaosong Hu
Raymond Leal

The foregoing Compensation Committee Report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing of our company under the Securities Act or the Exchange Act, except to the extent we specifically incorporate this Compensation Committee report by reference therein.

Compensation Committee Interlocks and Insider Participation

Messrs. Yaoguo Pan, Xiaosong Hu and Raymond Leal were members of the Compensation Committee during all of 2012. No one who served on the Compensation Committee at any time during 2012 is or has been an executive officer of our company or had any relationships requiring disclosure by us under the Commission’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2012.

Summary Compensation Table - 2010 — 2012

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Xianfu Zhu	2012	180,000	—	—	—	—	—	—	180,000
Chairman and Chief	2011	180,000	—	—	—	—	—	—	180,000
Executive Officer	2010	180,000	—	—	—	—	—	—	180,000

Baoke Ben	2012	120,000	—	—	—	—	—	—	120,000
Director, Executive	2011	120,000	—	—	—	—	—	—	120,000
Vice President	2010	120,000	—	—	—	—	—	—	120,000

Feng Wang	2012	120,000	—	—	—	—	—	—	120,000
Vice President, Chief	2011	120,000	—	—	203,745	—	—	—	323,745
Financial Officer and Treasurer	2010	120,000	—	—	173,250	—	—	—	293,250

____________

(1) The amounts reported in this column reflect the fair value on the grant date of the option awards granted to our Named Executive Officers during the applicable fiscal year. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in this column, please see Note 12 “Stock Warrants And Options” in Notes to our audited financial statements.

Compensation of Named Executive Officers

In December 2007, we entered into an employment agreement with each of Mr. Xianfu Zhu, our Chief Executive Officer and Mr. Baoke Ben, our Executive Vice President. These agreements do not provide a specified term, and each of Mr. Zhu and Mr. Ben may terminate his employment upon 30 days advance notice to us. In September 2011, we entered into a three-year employment agreement with Mr. Feng Wang, our Vice President, Chief Financial Officer and Treasurer. Mr. Wang may terminate his employment upon 30 days advance notice to us. In connection with their employment agreements, we entered into a confidentiality and non-competition agreement with each of Mr. Zhu and Mr. Ben in December 2007 and with Mr. Wang in September 2011, pursuant to which each of them agreed not to disclose any of our confidential information at any time during or three years after his employment with us. Each of them also agreed that, during his employment and for two years following a termination of his employment with us, he will not commence employment with any of our competitors, and that neither he nor his relatives may engage in any business which is in competition with our business. The applicable laws of the People’s Republic of China (the “PRC”) require non-compete compensation for post employment non-compete obligations to be enforceable. If a company elects to enforce a non-compete provision, such compensation is required to be paid monthly during the non-compete period after termination of employment. Currently there is no statutory standard for non-compete compensation, and no specific provision for the amount of such compensation is included in the employment agreements. We do not have any change-in-control or severance agreements with any of our executive officers, but they are entitled to the benefits under applicable employment laws of the PRC described below under the heading “Potential Payments Upon a Termination or Change in Control.”

Grants of Plan-Based Awards During 2012

None of our Named Executive Officers received any grants of options or other stock-based awards during 2012

Description of Plan-Based Awards

The outstanding options held by our Named Executive Officers were granted under, and are subject to, the terms of the Amended and Restated 2006 Equity Incentive Plan of Zhongpin Inc. (the “Incentive Plan”). The Incentive Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his death. If the Named Executive Officer’s employment is terminated as a result of the officer’s death, his option will become exercisable to the extent the option would have been exercisable within the calendar year following his death. If the Named Executive Officer’s employment terminates for any other reason, the unvested portion of his option will immediately terminate. Once vested, the option will generally remain exercisable until its normal expiration date, except that the Named Executive Officer will generally have three months to exercise the vested portion of the option following a termination of his employment. This period is extended to one year if the termination was a result of the Named Executive Officer’s death. The options do not include any dividend rights.

Outstanding Equity Awards at December 31, 2012

The following table sets forth certain information with respect to the outstanding options held by the Named Executive Officers at December 31, 2012. None of our Named Executive Officers held any outstanding stock awards on that date.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Xianfu Zhu	—	—	—	—	—
Baoke Ben	—	—	—	—	—
Feng Wang(1)	33,000	—	—	12.70	3/31/2015
Feng Wang(2)	34,000	—	—	15.15	3/31/2016

(1)	This option was granted on March 31, 2010 and vested on March 31, 2011.

(2)	This option was granted on March 31, 2011 and vested on March 31, 2012.

Option Exercises and Stock Vested During 2012

None of the Named Executive Officers exercised any option awards or had any stock awards vest during 2012. Mr. Zhu’s options to acquire 120,000 shares of our common stock and Mr. Ben’s options to acquire 100,000 shares of our common stock expired on December 14, 2012, respectively. Mr. Zhu and Mr. Ben did not receive any consideration in respect of such expiration.

Potential Payments upon a Termination or Change in Control

Under the applicable laws of the PRC, we must pay severance if we terminate the employment agreement of any employee, except when such employee’s actions have resulted in material and demonstrable harm to our interests, among other circumstances. We are also required by applicable PRC laws to pay severance if we fail to offer renewal terms that are the same as or better than existing terms to an employee whose employment agreement expires, unless the employee declines to renew the employment agreement with us. The severance benefit required to be paid under the laws of the PRC equals the average monthly compensation paid to the terminated employee (including any bonuses or other payments made in the 12 months prior to the employee’s termination) multiplied by the number of years the employee has been employed with us, plus an additional month’s salary if 30 days’ prior notice of such termination has not been given. If the average monthly compensation to be received by the terminated employee exceeds three times the average monthly salary of the employee’s local area, as determined and published by the local government, such average monthly compensation shall be capped at three times the average monthly salary of the employee’s local area for employee’s length of service with us starting from January 1, 2008. There is no such cap on average monthly compensation, but a cap of 12 years for employee’s length of service with us prior to January 1, 2008. None of our employees, including our executive officers, has any other agreement or arrangement under which he or she may be entitled to severance payments upon termination of employment (except as noted above with respect to certain non-competition provisions under the employment agreements for Mr. Zhu, Mr. Ben and Mr. Wang).

Quantification of Severance Benefits. The following chart presents our estimate of the amount of the severance payments to which each of the Named Executive Officers would have been entitled under PRC law had the executive’s employment terminated under the circumstances described above on December 31, 2012:

Name	Cash Severance
Xianfu Zhu	$185,910
Baoke Ben	$105,910
Feng Wang	$10,035

Director Compensation

Directors who are employees of our company or of any of our subsidiaries receive no additional compensation for serving on our Board of Directors or any of its committees. All directors who are not employees of our company or of any of our subsidiaries (“non-employee directors”) are compensated at the rate of $30,000 per year and are reimbursed for their expenses incurred in attending Board and committee meetings. The chairman of the Audit Committee receives an additional annual retainer of $15,000. We did not grant any equity awards to any of our non-employee directors during 2012.

On March 27, 2012, our Board of Directors received a preliminary non-binding proposal from our Chairman and Chief Executive Officer, Mr. Xianfu Zhu, to buy all of the shares of our common stock not currently owned by him for $13.50 per share. Following receipt of the proposal, our Board of Directors formed a Special Committee of independent directors comprised of Messrs. Raymond Leal (chairman), Yaoguo Pan and Xiaosong Hu to exclusively negotiate the transaction (and any alternative transactions) on behalf of our company. In consideration for the additional responsibilities assumed by the members of the Special Committee and the commitment of time that will be required to properly discharge such responsibilities, in addition to other fees to which any such member shall be entitled as a member of the Board, the chairman of the Special Committee is entitled to a one-time fee equal to $30,000 and a monthly fee equal to $5,000 until the closing of the proposed transaction or any other alternative transaction approved by the Special Committee with a cap of $100,000 (including the one-time fee); each other member of the Special Committee is entitled to a one-time fee equal to $25,000 and a monthly fee equal to $3,000 until the closing of the proposed transaction or any other alternative transaction approved by the Special Committee with a cap of $70,000 (including the one-time fee).

The following table provides compensation information for services by our non-employee directors during 2012.

Director Compensation Table — 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Raymond Leal	120,000	—	—	—	—	—	120,000
Yaoguo Pan	82,000	—	—	—	—	—	82,000
Xiaosong Hu	82,000	—	—	—	—	—	82,000

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 11, 2013, the names, addresses and number of shares of our common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of our common stock. Except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned. As of March 11, 2013, we had a total of 37,209,344 shares of common stock outstanding.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership (1)		Percent of Common Stock Outstanding (2)

Xianfu Zhu c/o Zhongpin Inc.	6,442,506		17.3%
21 Changshe Road
Changge City, Henan Province
The People’s Republic of China

Caledonia (Private) Investments Pty Ltd.	2,280,527	(3)	6.1%
Gold Fields House
Level 21 1 Alfred St
Sydney NSW 2000

Prestige Trade Investments Limited	3,617,693	(4)	9.7%
C-3401, Topview Garden
New Town of Pearl River
Guangzhou, China

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days of March 11, 2013 (such as through exercise of stock options or warrants).

(2)	For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 11, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership

(3)	Represents beneficial ownership of shares as reported on Amendment No. 1 to Schedule 13G filed with the Commission on February 14, 2011. The Schedule 13G/A reports that Caledonia (Private) Investments Pty Ltd. has sole voting power and sole dispositive power over 2,280,527 shares of our common stock.

(4)	Represents beneficial ownership of shares as reported on Amendment No. 2 to Schedule 13D filed with the Commission on April 11, 2012. The Schedule 13D/A reports that Prestige Trade Investments Limited (“Prestige”) has sole voting power and sole dispositive power over 3,194,893 of our common stock. Mr. Siming Yang, Ms. Fei Xiao and Mr. Chidong Wang, as executive directors of Prestige, have shared voting and dispositive power over 3,194,893 shares and may be deemed to beneficially own the shares owned by Prestige in that they may be deemed to have the power to direct the voting or disposition of the shares. Mr. Yang, Ms. Xiao and Mr. Wang disclaim beneficial ownership as to the 3,194,893 shares owned by Prestige except to the extent of their respective pecuniary interests therein. Ms. Caiyin Fan is a business partner of Mr. Yang and together they beneficially own, and have sole voting and dispositive power over 422,800 shares of common stock (including 356,800 shares of common stock issuable upon exercise of options).

Security Ownership of Management

The following table sets forth the names and number of shares beneficially owned by each of our directors and Named Executive Officers listed in our “Summary Compensation Table”, and all of our executive officers and directors as a group. Unless otherwise indicated, the address of the individuals listed below is Zhongpin Inc., 21 Changshe Road, Changge City, Henan Province People’s Republic of China. No shares reported as beneficially owned below have been pledged as security for any loan or indebtedness.

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership (1)		Percent of Common Stock Outstanding (2)

Xianfu Zhu (Chairman of the Board, Chief Executive Officer and President)	6,442,506		17.3%
Baoke Ben (Executive Vice President and Director)	888,125		2.4%
Raymond Leal (Director)	—		—
Yaoguo Pan (Director)	—		—
Xiaosong Hu (Director)	—		—
Feng Wang (Chief Financial Officer, Vice President, Treasurer and Financial Controller)	67,000	(3)	*
All directors and executive officers as a group (seven persons)	8,017,505		21.5%

__________________________

* Less than 1%.

(1)	A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days of March 11, 2013 (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner, subject to applicable community property laws. None of the shares shown in the table for our directors and executive officers are pledged as security.

(2)	For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 11, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership

(3)	Represents 67,000 shares of common stock issuable upon the exercise of vested stock options granted to Mr. Wang.

Changes in Control

On November 26, 2012, we entered into an Agreement and Plan of Merger with Golden Bridge Holdings Limited, a Cayman Islands exempted company with limited liability (“Parent”), Golden Bridge Merger Sub Limited, a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”) and Mr. Xianfu Zhu, our Chairman and Chief Executive Officer, which was subsequently amended and restated on February 8, 2013 (the “Merger Agreement”), providing for the merger of Merger Sub with and into our company (the “Merger”), with our company surviving the Merger as the surviving company and a wholly-owned subsidiary of Parent.

Parent and Merger Sub are beneficially owned by Mr. Xianfu Zhu. Pursuant to an equity contribution agreement between Parent, Jinqiao Investments Limited, a business company formed under the laws of the British Virgin Islands (“Holdco”) and Mr. Xianfu Zhu, Mr. Baoke Ben, Mr. Chaoyang Liu, Mr. Qinghe Wang, Mr. Shuichi Si and Ms. Juanjuan Wang (collectively, the “Rollover Holders”) dated November 26, 2012, the Rollover Holders have agreed to contribute all of the shares of our common stock held by them immediately prior to the effective time of the Merger (the “Rollover Shares”) to Parent, and they will become shareholders in Holdco upon the consummation of the Merger. As of March 11, 2013, the Rollover Holders collectively beneficially own approximately 26% of our outstanding common stock. Pursuant to a voting agreement between Parent and the Rollover Holders dated November 26, 2012 (the “Voting Agreement”), the Rollover Holders have agreed that, from the date of the Voting Agreement until the termination of the Voting Agreement in accordance with its terms, each Rollover Holder will appear at any shareholders’ meeting of our company or otherwise cause the Rollover Shares to be counted as present for the purposes of establishing a quorum and vote or cause to be voted the Rollover Shares in favor of the adoption of the Merger Agreement.

Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions to the transactions contemplated thereby, at the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than shares owned by (i) Parent, Merger Sub or the Rollover Holders immediately prior to the effective time of the Merger, (ii) our company or any direct or indirect wholly-owned subsidiary of us or (iii) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted automatically into the right to receive $13.50 in cash (the “Per Share Merger Consideration”), without interest. In connection with the Merger, each option to purchase our common stock that is outstanding, whether vested or unvested, shall be cancelled at the effective time of the Merger and converted into the right to receive, net of any applicable withholding taxes, cash in an amount equal to the excess of the Per Share Merger Consideration over the exercise price payable per share of our common stock issuable under each option.

Consummation of the Merger is subject to customary conditions, including without limitation, the approval by affirmative vote of the holders of a majority of the outstanding shares of our common stock and a majority of outstanding shares of our common stock other than shares owned by Parent, Merger Sub, the Rollover Holders, and their respective affiliates at a stockholders’ meeting which will be convened to consider the adoption of the Merger Agreement.

Also see "Item 1A. Risk Factors - Risks Relating to an Investment in Our Securities - There can be no assurance that the definitive merger agreement entered into with respect to our Chairman and Chief Executive Officer’s going private proposal and the transactions contemplated thereunder will be approved by stockholders or successfully consummated. Potential uncertainty involving the going private transaction and other related matters, including lawsuits, may adversely affect our business.”

Equity Compensation Plan Information

We currently maintain one equity compensation plan, the Incentive Plan. The Incentive Plan was approved by stockholders. The following table summarizes the number of shares of our common stock subject to outstanding awards and authorized for issuance under the Incentive Plan as of December 31, 2012:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding options granted)

Equity compensation plans approved by security holders	787,000	$12.72	1,496,667

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	787,000	$12.72	1,496,667

Item 13. – Certain Relationships and Related Transactions, and Director Independence

Review of Related Transactions

We recognize that transactions we may conduct with any of our directors or executive officers may present potential or actual conflicts of interest and create the appearance that decisions are based on considerations other than our best interests and those of our stockholders. We have established, and the Board has adopted, a written Related Person Transactions Policy to monitor transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, in which we and any of the following have an interest: (i) any person who is or was an executive officer, director, or director nominee of us at any time since the beginning of our last fiscal year; (ii) a person who is or was an immediate family member (as defined in the policy) of an executive officer, director, or director nominee at any time since the beginning of our last fiscal year; (iii) any person who, at the time of the occurrence or existence of the transaction, is greater than 5% beneficial owner of our common stock; (iv) any person who, at the time of the occurrence or existence of the transaction, is an immediate family member (as defined in the policy) of the greater than 5% beneficial owner of our common stock; or (v) or any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in which such person has a 10% or greater beneficial ownership interest (which we refer to in this proxy statement as a “related person”). The policy covers any transaction where the aggregate amount is expected to exceed $120,000 in which a related person has a direct or indirect material interest.

Under the policy, potential related person transactions proposed to be entered into by us shall be reviewed and approved by the Audit Committee. The Audit Committee will review the material facts of any potential related person transaction and will then approve, ratify or disapprove the transaction. In making its determination to approve or ratify a related person transaction, the Audit Committee considers such factors as: (i) the extent of the related person’s interest in the related person transaction; (ii) the approximate dollar value of the amount involved in the related person transaction; (iii) the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss; (iv) whether the transaction was undertaken in the ordinary course of business of our company; (v) whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to our company than terms that could have been reached with an unrelated third person; (vi) the purpose of, and the potential benefits to us of, the transaction; and (vii) any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction. No director or executive officer may participate in any discussion, approval or ratification of a transaction in which he or she is a related person.

Transactions with Related Persons

There were no related party transactions during 2012.

Director Independence

The board of directors has determined that Messrs. Raymond Leal, Yaoguo Pan and Xiaosong Hu are “independent directors” as defined in the listing standards of The NASDAQ Stock Market, Inc. The independent directors have regularly scheduled executive session meetings at which only the independent directors are present.

Item 14. – Principal Accounting Fees and Services

Audit Fees

Audit Fees

The aggregate fees billed by BDO China Shu Lun Pan Certified Public Accountants LLP (“BDP Shu Lun Pan”) for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services in connection with statutory and regulatory filings or engagements was $744,241 and $688,903 for the fiscal years ended December 31, 2012 and 2011, respectively.

The aggregate fees billed by BDO China Dahua CPA Co., Ltd. (“BDO Dahua”) for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for our Sarbanes-Oxley Act of 2002 compliance audit from January 1, 2011 through the date of their dismissal on July 6, 2011, and for services in connection with statutory and regulatory filings or engagements was $26,020 and $53,402 for the fiscal years ended December 31, 2012 and 2011, respectively.

Audit-Related Fees

We did not engage our principal accountants to provide assurance or related services during the last two fiscal years.

Tax Fees

The aggregate fees billed by Child Van Wagoner & Bradshaw, PLLC, our independent public accountants prior to June 2008, for tax compliance, tax advice and tax planning services rendered to us during the fiscal years ended December 31, 2012 and 2011 was $18,500 and $18,500, respectively. We did not engage BDO Dahua or BDO Shu Lun Pan to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

The Audit Committee of our Board of Directors has the sole authority to appoint or replace our independent registered public accounting firm. Our Audit Committee is directly responsible for the compensation and oversight of the work of our independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. Our independent registered public accounting firm is engaged by, and reports directly to, our Audit Committee.

Our Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, all of which are approved by our Board prior to the completion of the audit.  Our Audit Committee has complied with the procedures set forth above and all services reported above were approved in accordance with such procedures.

PART IV

Item 15. – Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)	Report of Independent Registered Public Accounting Firm

Financial Statements covered by the Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Income for the Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010

(2)	Schedules for the years ended December 31, 2012, 2011 and 2010

Schedule I, Condensed Financial Information of Registrant, is included in Note 19 to our audited financial statements and is incorporated into this Item 15(a)(2) by reference.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information has been provided in the consolidated financial statements or notes thereto.

(b)	Exhibits:

2.1	Agreement and Plan of Merger dated November 26, 2012, by and among the Registrant, Golden Bridge Holdings Limited, Golden Bridge Merger Sub Limited and Mr. Xianfu Zhu, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012.

2.2	Amendment No.1 to Agreement and Plan of Merger dated January 14, 2013, by and among the Registrant, Golden Bridge Holdings Limited, Golden Bridge Merger Sub Limited and Mr. Xianfu Zhu, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2013.

2.3	Amended and Restated Agreement and Plan of Merger dated February 8, 2013, by and among the Registrant, Golden Bridge Holdings Limited, Golden Bridge Merger Sub Limited and Mr. Xianfu Zhu, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2013.

3.1	Certificate of Incorporation of the Registrant filed February 4, 2003 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2004.

3.2	Amendment to Certificate of Incorporation of the Registrant filed on January 27, 2006 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.

3.3	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant filed January 30, 2006 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.

3.4	Amendment to Certificate of Incorporation of the Registrant filed February 16, 2006 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006.

3.5	Amendment to the Certificate of Incorporation of the Registrant filed March 20, 2007 with the Delaware Secretary of State, incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.

3.6	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2007.

10.1	Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-156007) filed with the Securities and Exchange Commission on December 8, 2008.**

10.2	Mutual Guarantee Agreement dated May 25, 2012 between Henan Zhongpin Food Share Co., Ltd. and Henan Huanghe Enterprises Group Co., Ltd., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012.

10.3	Leasing Agreement dated November 4, 2009 between Zhumadian Zhongpin Food Co., Ltd and De Lage Landen (China) Co., Ltd., incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010.

10.4	Transfer Contract dated November 4, 2009 between Luoyang Zhongpin Food Co., Ltd and CMB Financial Leasing Co., Ltd., incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010.

10.5	Transfer Loan Agreement dated May 31, 2005 between Bank of Communications, Zhengzhou Branch and Henan Zhongpin Food Share Co., Ltd., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.6	Agreement on Trust of Share Equity of Henan Zhongpin Food Share Co., Ltd. dated May 23, 2005 between Xianfu Zhu, Ben Baoke, Si Shuichi, Wang Qinghe, Liu Chaoyang and Wang Juanjuan and Henan Zhongpin Food Co., Ltd., incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.7	Agreement on Transfer of Equity Interest of Henan Zhongpin Food Co., Ltd. dated August 16, 2005 between Xianfu Zhu, Ben Baoke, Si Shuichi, Wang Qinghe, Liu Chaoyang and Wang Juanjuan (Transferors) and Falcon Link Investment Ltd., incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006.*

10.8	Registration Rights Agreement, dated as of January 30, 2006, by and among the Registrant and the purchaser named therein, incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on July 6, 2006 (or our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006).

10.9	Amendment dated as of December 21, 2006 [to Registration Rights Agreement dated as of January 30, 2006,] among the Registrant and the Investors named therein, incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1 (Registration No. 333-133226) filed with the Securities and Exchange Commission on December 22, 2006.

10.10	Asset Acquisition Agreement, dated as of June 29, 2007, between Henan Zhongpin Food Share Co., Ltd. and Deyang East China Food Company Limited, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 3, 2007.

10.11	Registration Rights Agreement, dated as of September 28, 2007, between the Registrant and the investors listed therein, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2007.

10.12	Form of employment agreement with executive officers of Zhongpin Inc., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012.**

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14.1	Code of Business Conduct and Ethics of the Registrant, incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

____________

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 18th day of March 2013.

Zhongpin Inc.
(Company)

By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xianfu Zhu	Chairman of the Board of Directors	March 18, 2013
Xianfu Zhu	and Chief Executive Officer
(Principal Executive Officer)

/s/ Feng Wang	Chief Financial Officer	March 18, 2013
Feng Wang	(Principal Financial and
Accounting Officer)

/s/ Baoke Ben	Director	March 18, 2013
Baoke Ben

/s/ Xiaosong Hu	Director	March 18, 2013
Xiaosong Hu

/s/ Raymond Leal	Director	March 18, 2013
Raymond Leal

/s/ Yaoguo Pan	Director	March 18, 2013
Yaoguo Pan

Zhongpin Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

Zhongpin Inc.

Consolidated Financial Statements

The accompanying notes are an integral part of the consolidated financial statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Zhongpin Inc.

Henan province, The People’s Republic of China

We have audited the accompanying consolidated balance sheets of Zhongpin Inc. and its subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, shareholder’s equity and cash flows for each of the three years ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, The People’s Republic of China

March 18, 2013

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.
CONSOLIDATED BALANCE SHEETS
(Amount in U.S. dollars)

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$176,441,332	$135,845,095
Restricted cash	109,954,161	91,444,216
Bank notes receivable	72,369,700	29,171,060
Accounts receivable, net of allowance for doubtful accounts of $4,775,526 and $2,323,920	85,167,801	40,161,898
Other receivables, net of allowance for doubtful accounts of $493,484 and $449,048	865,060	1,081,311
Purchase deposits	6,798,356	14,320,357
Inventories	37,979,226	41,944,020
Prepaid expenses	449,127	379,633
Allowance receivable	956,166	3,116,108
VAT recoverable (net)	32,719,543	30,472,864
Deferred tax assets	800,179	572,791
Other current assets	73,413	1,545,534
Total current assets	524,574,064	390,054,887

Long-term investment	477,289	476,122
Property, plant and equipment (net)	470,447,775	427,929,871
Deposits for purchase of land use rights	17,285,461	27,930,404
Construction in progress	86,509,865	47,887,224
Land use rights	116,785,769	96,981,393
Deferred charges	-	8,665
Other non-current assets	2,554,680	-

Total assets	$1,218,634,903	$991,268,566

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$228,632,849	$115,653,574
Bank notes payables	219,333,386	177,627,006
Long-term loans - current portion	52,183,597	16,016,419
Capital lease obligation - current portion	-	5,769,600
Accounts payable	11,918,351	15,693,948
Other payables	24,053,321	26,873,586
Accrued liabilities	18,353,887	12,596,651
Deposits from customers	9,935,877	12,550,096
Tax payable	1,778,724	1,822,812
Deferred subsidy - current portion	84,852	68,773
Total current liabilities	566,274,844	384,672,465

Deferred tax liabilities	743,869	524,399
Deposits from customers - long term portion	-	2,615,449
Long-term loans	101,792,652	97,261,330
Deferred subsidy - long term portion	2,386,002	1,988,693
Total liabilities	671,197,367	487,062,336

Equity
Common stock: par value $0.001; 100,000,000 authorized; 40,376,182 and 40,355,502 shares issued as of December 31, 2012 and 2011; and 37,209,344 and 37,556,964 shares outstanding as of December 31, 2012 and 2011	40,376	40,355
Additional paid in capital	240,063,993	239,364,449
Retained earnings	278,268,748	234,200,071
Treasury stock, at cost: 3,166,838 and 2,798,538 shares as of December 31, 2012 and 2011	(26,225,646)	(23,131,074)
Accumulated other comprehensive income	54,413,960	52,905,053
Total Zhongpin Inc. shareholders’ equity	546,561,431	503,378,854
Non-controlling interests	876,105	827,376
Total shareholders’ equity	547,437,536	504,206,230
Total liabilities and shareholders’ equity	$1,218,634,903	$991,268,566

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amount in U.S. dollars)

	Years Ended December 31,
	2012	2011	2010

Revenues
Sales revenues	$1,639,603,334	$1,456,208,266	$946,720,275
Cost of sales	(1,486,217,828)	(1,304,879,663)	(835,990,804)
Gross profit	153,385,506	151,328,603	110,729,471

Operating expenses
General and administrative expenses	(38,828,805)	(29,232,976)	(24,062,697)
Selling expenses	(37,553,595)	(33,581,604)	(20,726,564)
Research and development expenses	(573,508)	(495,815)	(638,899)
Impairment loss	(4,048,453)	(1,614,167)	(1,015,780)
Total operating expenses	(81,004,361)	(64,924,562)	(46,443,940)

Income from operations	72,381,145	86,404,041	64,285,531

Other income (expense)
Interest expense, net	(30,426,753)	(21,547,864)	(7,910,006)
Other income, net	2,223,272	233,075	1,953,667
Gain on disposal of a subsidiary	285,159	-	-
Government subsidies	5,310,979	3,933,821	4,184,302
Total other expense	(22,607,343)	(17,380,968)	(1,772,037)

Net income before taxes	49,773,802	69,023,073	62,513,494
Provision for income taxes	(5,658,623)	(4,808,041)	(4,233,525)

Net income after taxes	44,115,179	64,215,032	58,279,969
Net income (loss) attributable to non-controlling interests	(46,502)	5,695	-
Net income attributable to Zhongpin Inc. shareholders	44,068,677	64,220,727	58,279,969

Foreign currency translation adjustment	1,511,134	23,361,288	10,638,236
Foreign currency translation adjustment attributable to non-controlling interests	(2,227)	(33,388)	-
Foreign currency translation adjustment attributable to Zhongpin Inc. shareholders	1,508,907	23,327,900	10,638,236

Comprehensive income	$45,626,313	$87,576,320	$68,918,205
Comprehensive income attributable to non-controlling interests	(48,729)	(27,693)	-
Comprehensive income attributable to Zhongpin Inc. shareholders	$45,577,584	$87,548,627	$68,918,205

Basic earnings per common share	$1.18	$1.66	$1.67
Diluted earnings per common share	$1.18	$1.66	$1.65
Basic weighted average shares outstanding	37,273,652	38,505,027	34,837,656
Diluted weighted average shares outstanding	37,328,792	38,539,880	35,270,410

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amount in U.S. dollars)

	Common Stock		Treasury stock		Additional		Accumulated other	Total Zhongpin Inc.		Total
	Shares	Par value	Shares	Total cost	paid in capital	Retained earnings	comprehensive income	shareholders’ equity	Non-controlling interests	shareholders’ equity
Balance as of December 31, 2009	34,662,314	34,662	-	-	166,169,902	111,699,375	18,938,917	296,842,856	-	296,842,856
Warrants exercised (cashless)	135,057	135	-	-	(135)	-	-	-	-	-
Warrants exercised (cash)	497,789	498	-	-	2,503,454	-	-	2,503,952	-	2,503,952
Option exercised	43,000	43	-	-	384,997	-	-	385,040	-	385,040
Compensation expense for stock option granted	-	-	-	-	2,343,771	-	-	2,343,771	-	2,343,771
Net income for the year	-	-	-	-	-	58,279,969	-	58,279,969	-	58,279,969
Translation adjustment	-	-	-	-	-	-	10,638,236	10,638,236	-	10,638,236
Balance as of December 31, 2010	35,338,160	35,338	-	-	171,401,989	169,979,344	29,577,153	370,993,824	-	370,993,824
Warrants exercised (cashless)	17,342	17	-	-	(17)	-	-	-	-	-
Compensation expense for stock option granted	-	-	-	-	1,610,815	-	-	1,610,815	-	1,610,815
Common shares offering	5,000,000	5,000	-	-	66,351,662	-	-	66,356,662	-	66,356,662
Common share repurchase	-	-	(2,798,538)	(23,131,074)	-	-	-	(23,131,074)	-	(23,131,074)
Net income for the year	-	-	-	-	-	64,220,727	-	64,220,727	(5,695)	64,215,032
Translation adjustment	-	-	-	-	-	-	23,327,900	23,327,900	33,388	23,361,288
Capital contribution from non-controlling interests	-	-	-	-	-	-	-	-	799,683	799,683
Balance as of December 31, 2011	40,355,502	40,355	(2,798,538)	(23,131,074)	239,364,449	234,200,071	52,905,053	503,378,854	827,376	504,206,230
Warrants exercised (cashless)	680	1	-	-	(1)	-	-	-	-	-
Option exercised	20,000	20	-	-	183,980	-	-	184,000	-	184,000
Compensation expense for stock option granted	-	-	-	-	515,565	-	-	515,565	-	515,565
Common share repurchase	-	-	(368,300)	(3,094,572)	-	-	-	(3,094,572)	-	(3,094,572)
Net income for the year	-	-	-	-	-	44,068,677	-	44,068,677	46,502	44,115,179
Translation adjustment	-	-	-	-	-	-	1,508,907	1,508,907	2,227	1,511,134
Balance as of December 31, 2012	40,376,182	40,376	(3,166,838)	(26,225,646)	240,063,993	278,268,748	54,413,960	546,561,431	876,105	547,437,536

The accompanying notes are an integral part of the consolidated financial statements

ZHONGPIN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in U.S. dollars)

	Years Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income	$44,115,179	$64,215,032	$58,279,969
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	23,364,078	17,415,069	13,613,922
Amortization of land use rights	2,390,501	1,886,475	1,422,251
Staff welfare amortization	-	-	(356,074)
Provision for allowance for bad debt	2,478,601	714,685	464,311
Impairment loss	4,048,453	1,614,167	1,015,780
Other income	(148,961)	(43,123)	(1,139,783)
Deferred subsidy	(68,647)	-	-
Stock-based compensation	515,566	1,610,815	2,343,771

Changes in operating assets and liabilities:
Accounts receivable	(47,150,874)	(8,129,664)	(10,049,304)
Other receivable	(107,773)	(193,590)	(289,947)
Purchase deposits	7,524,762	(6,366,517)	(1,552,498)
Prepaid expense	(68,486)	29,478	(195,997)
Inventories	4,050,162	(13,711,256)	8,194,171
Allowance receivables	2,158,305	(499,119)	(2,424,121)
VAT receivable	(3,498,272)	(9,611,116)	(7,150,913)
Deferred tax asset/liability, net	(7,765)	(10,696)	(26,560)
Other current assets	1,469,594	29,527	60,677
Long-term deferred charges	8,650	13,782	18,984
Accounts payable	(3,797,735)	6,542,278	(975,453)
Other payable	(2,745,655)	10,003,595	1,637,437
Deferred subsidy	475,248	2,007,167	-
Accrued liabilities	5,704,541	1,835,646	3,506,546
Taxes payable	(48,347)	132,678	(364,633)
Deposits from customers	(2,633,655)	3,778,601	2,693,920
Deposits from customers - long term portion	(2,610,642)	542,973	(88,463)
Net cash provided by operating activities:	35,416,828	73,806,887	68,637,993

Cash flows from investing activities:
Prepayment on property, plant and equipment	(2,543,754)	-	-
Deposits for purchase of land use rights	(1,722,313)	(17,581,832)	(7,895,121)
Construction in progress	(98,675,648)	(134,970,620)	(55,719,217)
Additions to property and equipment	(9,416,974)	(16,504,812)	(10,925,116)
Additions to land use rights	(10,138,124)	-	(23,282,316)
Proceeds on sale of fixed assets	326,300	91,298	-
Increase in restricted cash	-	(71,236,828)	(2,530,627)
Long term investment	-	-	(443,151)
Proceeds from disposal of a subsidiary	2,740,042	-	-
Net cash used in investing activities	(119,430,471)	(240,202,794)	(100,795,548)

Cash flows from financing activities:
Proceeds from (repayment of) bank notes, net	(1,848,050)	145,479,016	(2,199,139)
Proceeds from short-term loans	296,364,990	159,472,347	107,559,768
Repayment of short-term loans	(184,151,102)	(140,749,090)	(103,171,859)
Proceeds from long-term loans	48,325,615	24,772,404	66,681,885
Repayments of long-term loans	(8,077,545)	(15,382,141)	(20,086,899)
Repayment of capital lease obligation	(5,758,997)	(6,576,095)	(6,729,655)
Proceeds from common stock issuance	-	66,356,662	-
Repurchase of common stock	(2,812,322)	(23,131,074)	-
Proceeds from exercised warrants and options	184,000	-	2,888,992
Capital contribution by non-controlling interests	-	799,953	-
Increase in restricted cash	(18,207,686)	-	-
Net cash provided by financing activities	124,018,903	211,041,982	44,943,093

Effect of rate changes on cash	590,977	7,026,834	2,404,389
Increase in cash and cash equivalents	$40,596,237	$51,672,909	$15,189,927
Cash and cash equivalents, beginning of year	135,845,095	84,172,186	68,982,259
Cash and cash equivalents, end of year	176,441,332	135,845,095	84,172,186

Supplemental disclosures of cash flow information:
Cash paid for interest	33,002,672	22,387,434	8,717,320
Cash paid for income taxes	5,714,735	4,675,144	3,880,679

The accompanying notes are an integral part of the consolidated financial statements

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

Details of Henan Zhongpin’s subsidiaries are as follows:

NAME	DOMICILE/DATE OF INCORPORATION	REGISTERED/ AUTHORIZED CAPITAL	PERCENTAGE OF OWNERSHIP

Henan Zhongpin Import and Export Trading Company Limited	PRC/Aug. 11, 2004	5,060,000 RMB ($611,111)	100%

Zhumadian Zhongpin Food Company Limited	PRC/June 7, 2006	60,000,000 RMB ($8,585,398)	100%

Anyang Zhongpin Food Company Limited	PRC/Aug. 21, 2006	34,800,000 RMB ($5,094,422)	100%

Henan Zhongpin Fresh Food Logistics Company Limited	PRC/Sept. 14, 2006	1,500,000 RMB ($189,665)	100%

Deyang Zhongpin Food Company Limited	PRC/Sept. 25, 2006	15,000,000 RMB ($1,893,652)	100%

Henan Zhongpin Business Development Company Limited	PRC/Sept. 27, 2006	5,000,000 RMB ($632,215)	100%

Luoyang Zhongpin Food Company Limited (“Luoyang Zhongpin”)	PRC/Jan.18, 2007	60,000,000 RMB ($8,703,452)	100%

Yongcheng Zhongpin Food Company Limited	PRC/Mar. 1, 2007	60,000,000 RMB ($8,783,487)	100%

Tianjin Zhongpin Food Company Limited	PRC/Sept. 14, 2007	100,000,000 RMB ($14,639,145 )	100%

Jilin Zhongpin Food Company Limited	PRC/Dec. 11, 2008	1,000,000 RMB ($145,688)	100%

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	PRC/Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100%

Taizhou Zhongpin Food Company Limited	PRC/May 12, 2010	100,000,000 RMB ($15,298,798)	100%

Changchun Zhongpin Food Company Limited	PRC/Aug. 6, 2010	170,000,000 RMB ($26,292,994)	100%

Henan Zhongpin Xinda Agriculture and Animal Husbandry Company Limited	PRC/June 1, 2011	15,000,000 RMB ($2,287,841)	65%

Kunshan Zhongpin Cold Chain Logistics Company Limited	PRC/June 3, 2011	300,000,000 RMB ($46,356,388)	100%

Tangshan Zhongpin Food Company Limited	PRC/Nov.15, 2011	5,000,000 RMB ($788,196)	100%

Zhongpin (Hong Kong) Trading Co., Limited	HK/Sept. 11, 2012	$1,000,000	100%

Tianjin Jinghui Hogs Breeding Company Limited	PRC/Nov. 12, 2012	1,000,000 RMB ($158,700)	100%

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Zhongpin Inc. and its subsidiaries (collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated during the process of consolidation. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, valuation allowances for value added tax (“VAT”) recoverable and deferred tax assets, and determination of stock based compensation.

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

Bank Notes Receivable

The Company only accepts notes issued by banks in the normal course of business as payment for products sold by the Company. These bank notes receivables have maturity dates of up to 180 days and bear no interest. In addition, the Company may also acquire bank notes receivable, with maturity of less than 6 months, from third parties, at a lower cost compared to the face value of the bank notes, so as to earn the interest.

The Company can hold these bank notes until the maturity date and collect the amount from the issuing banks, or the Company can use these bank notes as means for payment for goods or services received. The Company accrues no provision for these bank notes as such bank notes have little risk of default in China.

Accounts Receivable

During the normal course of business, the Company's policy is to ask customers to make deposits in reasonable and meaningful amounts on a case-by-case basis. For certain customers, the Company may extend unsecured credit.

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in China. The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company. Such deposits are usually applied for the collection of the outstanding accounts receivable during the year. With such a practice in place, the Company did not have any specific allowance for doubtful accounts provided against specific customers as of December 31, 2012 and December 31, 2011, respectively.

The following table presents allowance activities in accounts receivable.

	December 31, 2012	December 31, 2011

Beginning balance	$2,323,920	$1,708,479
Addition to allowance for bad debt	2,478,601	714,685
Exchange difference	(26,995)	(99,244)
Ending balance	$4,775,526	$2,323,920

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

Maintenance and repairs are charged directly to expense as incurred, whereas improvements and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as a line item under other income (expenses).

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

Construction in Progress and Interest Capitalization

Construction in progress is stated at cost. The cost accumulation process starts from the time the construction project is set-up and ends at the time the project has been put into service and all regulatory permits and approvals have been received. The Company borrows bank loans from time to time for these construction projects. The interest costs incurred from these specific borrowings for construction projects were capitalized during the construction process.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of that asset. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For information on impairment associated with long-lived assets, please see Note 5.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, other receivables, advance to vendors, accounts payable and accrued liabilities, short-term loans are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of capital lease obligations approximate their fair value based on the Company’s current incremental borrowing rates for similar types of arrangements. Long-term debt approximates fair value since the bank term loans are fixed rate instruments and bear interests at the rate dictated and published by the People's Bank of China. The current rates published by the People's Bank of China approximate the interest rates of the loans outstanding. Please see Note 14 for further details of fair value measurement.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated employer defined contribution plan, pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $2,206,890, $1,449,978 and $839,062 for the years ended December 31, 2012, 2011 and 2010, respectively.

Shipping and Handling Cost

All shipping and handling fees are included in selling expenses as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $3,407,486, $3,913,185 and $3,484,126 for fiscal 2012, 2011 and 2010, respectively.

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

On a quarterly basis, the Company forecasts for each of its subsidiaries separately the amount of sales revenue necessary to fully utilize the VAT recoverable. Once the VAT recoverable for a subsidiary is determined to be non-recoverable in part or in full, the VAT recoverable is written off and booked as cost of goods sold or as impairment loss, depending on the nature of the event triggering the VAT write-off. The factors considered when evaluating to which account VAT recoverable is written off are as follows: i) if VAT is determined to be non-recoverable due to significant underperformance relative to expected historical or projected future operating results or negative industry or economic trend, VAT recoverable will be written-off to cost of goods sold, or ii) if VAT is determined to be non-recoverable due to significant changes in the strategy of the overall business, VAT recoverable would be written off as impairment loss. For information on write-offs of VAT recoverable, please see Note 4.

Leases

The Company classified its leases at the inception date as either a capital lease or an operating lease. A lease is a capital lease if the following conditions exist: a) ownership is transferred to the lessee by the end of the lease term, b) there is a bargain purchase option, c) the lease term is at least 75% of the property’s estimated remaining economic life or d) the present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the lessor at the inception date. A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases. There is no capital leases commitment as of December 31, 2012. For information on capital and operating leases, please see Note 15.

Stock Compensation

The Company receives employee and certain non-employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The Company accounts for stock compensation expense under the fair value recognition provisions of the Financial Accounting Standards Board, Accounting Standards Codification (ASC) Topic 718 (ASC 718), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. See Note 12, "Stock Warrants and Options", for further discussion on stock compensation expense.

Earnings Per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. Such shares are excluded if determined to be anti-dilutive. Of the 787,000 options outstanding at December 31, 2012, 547,000 options were anti-dilutive and therefore excluded from the computation of diluted earnings per share. The number of shares of common stock underlying the outstanding stock warrants and options at December 31, 2012, 2011 and 2010 were 240,000, 767,564 and 1,055,564, respectively, which were all included in the computation of diluted earnings per share.

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

Research and Development Expenses

Research and development expenses are expensed as incurred. The research and development expenses for the years ended December 31, 2012, 2011 and 2010 were $573,508, $495,815 and $638,899, respectively.

Appropriation of Statutory Reserve

Under the corporate law and relevant regulations in the PRC, all of the subsidiaries of the Company located in the PRC are required to appropriate a portion of its retained earnings to statutory reserve. All subsidiaries located in the PRC are required to appropriate 10% of its annual after-tax income each year to the statutory reserve until the statutory reserve balance reaches 50% of the registered capital. In general, the statutory reserve shall not be used for dividend distribution purposes. For the years ended December 31, 2012, 2011 and 2010, the appropriation of statutory reserves were $4.6 million, $7.1 million and $6.4 million, respectively. As of December 31, 2012 and 2011, the appropriation of statutory reserves were $34.1 million and $29.5 million, respectively, and included in the Company’s retained earnings.

Comprehensive Income

The Company adopted FASB Accounting Standards Codification 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income in the statements of operations and comprehensive income. Comprehensive income is comprised of net income and all changes to shareholders' equity except those due to investments by owners and distributions to owners.

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

Zhongpin Inc. was incorporated under the laws of the State of Delaware on February 4, 2003 and is subject to federal income tax and Delaware state income tax. Falcon Link was established under the laws of the British Virgin Islands on July 21, 2005 and is not subject to income tax in accordance with the laws and regulations of the British Virgin Islands. Zhongpin (Hong Kong) Trading Co., Limited was established under the laws of Hong Kong on September 11, 2012, and is subject to Hong Kong profits tax of 16.5%. The Company's other subsidiaries, which are all located in China, are subject to the PRC Enterprise Income Tax ("EIT") Law, which became effective January 1, 2008 and has a uniform statutory tax rate of 25 percent. Under the EIT Law, income derived by an enterprise from the primary processing of agricultural products (including slaughtering live hogs) is exempt from EIT. Consequently, 10 of the Company's 19 subsidiaries in China which principally operate in the slaughtering business in China, are exempted from EIT. Such exempted income before income tax is deemed as part of a permanent difference for the purpose to determine the proper income tax provision.

The Company’s other 9 subsidiaries in China are subject to the uniform 25% tax rate in relation to non-primary processing of agricultural products, and the Company's subsidiary in Hong Kong is subject to Hong Kong profits tax of 16.5%. The following table provides a summary of the EIT and profit tax status.

Subsidiaries Subject to Enterprise Income Tax	Tax Rate
Henan Zhongpin Food Share Company Limited	EIT Exemption for slaughtering business and 25% for other businesses
Zhumadian Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Anyang Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Deyang Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Luoyang Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Yongcheng Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Tianjin Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Jilin Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Taizhou Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Changchun Zhongpin Food Company Limited	EIT Exemption for slaughtering business
Henan Zhongpin Xinda Agriculture and Animal Husbandry Company Limited	25%
Kunshan Zhongpin Cold Chain Logistics Company Limited	25%
Henan Zhongpin Food Company Limited	25%
Henan Zhongpin Import and Export Trading Company Limited	25%
Henan Zhongpin Fresh Food Logistics Company Limited	25%
Henan Zhongpin Business Development Company Limited	25%
Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	25%
Tangshan Zhongpin Food Company Limited	25%
Tianjin Jinghui Hogs Breeding Company Limited	25%
Zhongpin (Hong Kong) Trading Co., Limited (“HK Zhongpin”)	16.5%

There is no consolidated enterprise income tax return concept in China. As a result, if one subsidiary has net income, that net income cannot be offset by the loss incurred in another subsidiary within the consolidated company. Similarly, if one subsidiary has a net operating loss, that net operation loss cannot be offset by the net income in another subsidiary within the consolidated company.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. See Note 10, Income Taxes, for further information regarding our income taxes.

Reclassification

The consolidated financial statements for prior years reflect certain reclassifications, which have no effect on previously reported results, to conform to the current year presentation.

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of the Company. Based on that review, the Company does not believe that any of those accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

3.	INVENTORIES

Inventories as of December 31, 2012 and 2011 consisted of:

	At December 31,
	2012	2011

Raw materials	$6,466,664	$6,066,074
Low value consumables and packaging	1,685,431	1,918,019
Work-in-progress	3,955,169	5,385,610
Finished goods	25,871,962	28,574,317

Total	$37,979,226	$41,944,020

4.	VAT RECOVERABLE

A summary of VAT recoverable at December 31, 2012 and 2011 is as follows:

	At December 31,
	2012	2011
VAT recoverable, net of impairment	$42,682,114	$35,166,505
Valuation allowance	(9,962,571)	(4,693,641)
Total	$32,719,543	$30,472,864

For the years ended December 31, 2012, 2011 and 2010, valuation allowance against VAT recoverable totaled to $5,268,930, $4,693,641 and nil, respectively.

In the fourth quarter of 2012, the Company suspended the production activities of Deyang Zhongpin due to the increasing raw material hog prices in the region and has planned to change the subsidiary into a trading only subsidiary. The Company determined that the VAT recoverable balance for Deyang Zhongpin will not be utilized as trading of agricultural products are not subject to input or output value-added taxation. As such, Deyang Zhongpin’s entire VAT recoverable balance of $1,335,545 was written off as impairment loss in 2012.

In the fourth quarter of 2011, the Company terminated the operating leases of buildings and equipment of Jilin Zhongpin due to the new opening of Changchun Zhongpin, which will substantially cover the Jilin province, and suspended the production activities in Jilin Zhongpin. The Company determined that the VAT recoverable balance for Jilin Zhongpin will not be utilized as there will not be any output VAT generation for input VAT deduction in the future. As such, Jilin Zhongpin’s entire VAT recoverable balance of $1,614,167 was written off as impairment loss in 2011.

In the fourth quarter of 2010, the Company terminated the operating leases of buildings and equipment of Heilongjiang Zhongpin due to the local market condition as well as the fact that the leased equipment was getting too outdated. The Company determined that the VAT recoverable balance for Heilongjiang Zhongpin will not be utilized as there will not be any output VAT generation for input VAT deduction in the future. As a result, Heilongjiang Zhongpin’s entire VAT recoverable balance of $1,015,780 was written off as impairment loss in 2010.

5.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of December 31, 2012 and 2011 is as follows:

	At December 31,
	2012	2011
Plants and buildings, net of impairment	$368,003,263	$326,254,157
Machinery and equipment, net of impairment	156,202,442	136,356,055
Office furniture and equipment	7,101,927	6,058,994
Vehicles	4,522,289	4,010,629
Accumulated depreciation	(65,382,146)	(44,749,964)
Total	$470,447,775	$427,929,871

The depreciation expenses for the years ended December 31, 2012, 2011 and 2010 were $23,364,078, $17,415,069 and $13,613,922, respectively.

Of the above information, property, plant and equipment under the sale-leaseback agreement at cost as of December 31, 2012 and 2011 is as follows:

	At December 31,
	2012	2011
Plants and buildings	$-	$171,678
Machinery and equipment	-	18,774,120
Office furniture and equipment	-	41,492
Vehicles	-	4,414
Accumulated depreciation	-	(2,475,320)
Total	$-	$16,516,384

The deferred losses were fully amortised upon termination of the sale-leaseback agreements in November 2012. The deferred losses included in the property and equipment balance were $0 and $1,375,173 at December 31, 2012 and 2011, respectively, and would be amortized over the lease term. Of the depreciation expenses, $1,372,641 and $1,120,654 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the year ended December 31, 2012; $1,513,776 and $1,472,010 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the year ended December 31, 2011.

In the fourth quarter 2012, the Company suspended the production activities of Deyang Zhongpin due to the increasing raw material hog prices and its underperformance in the past years and determined that the carrying value of the assets at Deyang Zhongpin will not be fully recovered. In accordance with the Company’s policy for impairment of long-lived assets, an impairment loss of $2,712,908 was recorded in the fourth quarter of 2012 to adjust the carrying value of Deyang Zhongpin’s property, plant and equipment to the Company’s estimate of their fair value. Fair value was estimated using the replacement cost method by comparison to the available surrounding market. As the Company has no intention to sell the facility, no third party buyer price was solicited. For the years ended December 31, 2012, 2011 and 2010, impairment loss of property, plant and equipment were $2,712,908, nil and nil, respectively.

6.	LAND USE RIGHTS

The Company’s land use rights as of December 31, 2012 and 2011 are summarized as follows:

	At December 31,
	2012	20111

Land use rights	$124,983,885	$102,918,358
Accumulated amortization	(8,198,116)	(5,936,965)
Total	$116,785,769	$96,981,393

The amortization of land use rights for the years ended December 31, 2012, 2011 and 2010 were $2,390,501, $1,886,475, $1,422,251, respectively.

7.	CONSTRUCTION IN PROGRESS

Construction in progress as of December 31, 2012 and 2011 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	December 31, 2012	December 31, 2011

Production facility for chilled and frozen pork in Taizhou	January 2012	-	886,362
Production facility for chilled and frozen pork in Changchun (first phase)	January 2012	-	926,939
Production facility for prepared pork products in Changge (first phase)	April 2012	-	30,838,187
Information system	May 2012	-	128,865
Zhongpin Xinda joint venture project	September 2012	-	5,576,932
Production facility for prepared pork products in Tianjin	February 2013	2,215,713	1,065,420
Upgrade for production facility in other locations	April 2013	375,627	338,682
Kunshan facility land preparation cost	April 2013	42,868,890	62,721
Improvement in Changge industrial park	April 2013	164,712	108,762
Upgrade for production facility in Anyang	May 2013	40,838,785	7,954,354
Production facility for chilled and frozen pork in Changchun (second phase)	November 2013	46,138	-

Total		$86,509,865	$47,887,224

Estimated cost to complete current construction in process is $4.4 million. For the years ended December 31, 2012 and 2011, the amount of interest capitalized is $0 and $354,719, respectively.

(1)	Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

8.	SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $228.6 million aggregate principal amount of short-term bank loans at December 31, 2012, loans in the principal amount of $116.1 million were guaranteed by the Company’s subsidiaries in China, loans in the aggregate principal amount of $8.0 million were secured by land use right of the Company’s subsidiaries, and loans in the aggregate principal amount of $19.1 million were guaranteed by Huanghe Enterprises Group Co., Ltd., an unaffiliated third party (“Huanghe Group”). These loans bear interest at prevailing lending rates in China ranging from 5.88 % to 7.22% per annum.

9.	LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at December 31, 2012 and 2011 were as follows:

Bank	December 31, 2012	December 31, 2011

China Construction Bank	$24,659,932	$14,283,674
Agriculture Bank of China	76,525,336	81,099,525
Canadian Government Transfer Loan	1,052,087	1,197,758
China Merchants Bank	11,932,225	15,077,211
China Development Bank	38,183,120	-
Changge Old Town	1,623,549	1,619,581
Total long-term loan	153,976,249	113,277,749
Current portion	(52,183,597)	(16,016,419)
Long-term portion	$101,792,652	$97,261,330

In April 2012, Changchun Zhongpin entered into a loan agreement with China Development Bank pursuant to which Changchun Zhongpin may borrow up to RMB 300 million ($47.7 million).  Changchun Zhongpin drew down RMB 125 million ($19.9 million) in April 2012, RMB 76 million ($12.1 million) in July 2012 and RMB39 million ($6.2 million) in October 2012. As of December 31, 2012, Changchun Zhongpin had RMB 60 million ($9.5 million) available for borrowing under such loan agreement. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (7.21% per annum on December 31, 2012 and adjustable immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and RMB 240 million ($38.2 million) are payable in installments on various scheduled repayment dates between April 2013 and May 2020. Borrowings under the loan agreement are guaranteed by Henan Zhongpin and secured by all of Henan Zhongpin’s equity interests in Tianjin Zhongpin and Yongcheng Zhongpin.

In April 2012, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 15 million ($2.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on December 31, 2012 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Yongcheng Zhongpin.

In March 2012, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($8.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on December 31, 2012 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Yongcheng Zhongpin.

In June 2011, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($8.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.08% per annum on December 31, 2012 and adjustable on the anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in installments in March and June 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In December 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 25 million ($4.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.15% per annum on December 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in December 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In September 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($11.9 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40 % per annum on December 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between September 2011 and December 2014. Borrowings under the loan agreement are guaranteed by our wholly owned subsidiary, Zhumadian Zhongpin. Henan Zhongpin has repaid $0.5 million in aggregate, and $11.4 million remained outstanding as of December 31, 2012

In July 2010, Tianjin Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($47.7 million). Tianjin Zhongpin drew down RMB 50 million ($8.0 million) in July 2010, RMB 80 million ($12.7 million) in November 2010 and RMB 110 million ($17.5 million) in May 2011. Borrowings under the loan agreement are secured by the land use rights, property and plant of Tianjin Zhongpin. As of December 31, 2012, the total outstanding balance under the agreement was $30.2 million and Tianjin Zhongpin had $1.6 million available for borrowing under the loan agreement. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on December 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2013, 2014 and 2015.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on December 31, 2012 and adjustable on each anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 29, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In April 2010, in connection with the purchase of a piece of land from Changge Old Town, Changge Old Town extended a loan to Henan Zhongpin with a principal amount of RMB 10.2 million ($1.6 million) and bearing interest at the rate of 7.00% per annum payable on June 30, 2010 and each anniversary thereafter. Such loan does not have a fixed term and the principal amount of the loan should be repaid by Henan Zhongpin upon six months prior written notice from Changge Old Town. The full amount of the loan remained outstanding as of December 31, 2012.

In March 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 53 million ($8.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on December 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2011 and December 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin. Henan Zhongpin has repaid $6.3 million in aggregate, and $2.1 million remained outstanding as of December 31, 2012.

In February 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 71 million ($11.3 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.15% per annum on December 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable on February 3, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In December 2009, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($11.1 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on December 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2010 and December 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Luoyang Zhongpin. Henan Zhongpin has repaid $1.4 million in aggregate, and $9.7 million remained outstanding as of December 31, 2012.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($15.1 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on December 31, 2012 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between November 2012 and November 2014.Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

In May 2002, Henan Zhongpin entered into a loan agreement with the Bank of Communications, Zhengzhou Branch, which is the intermediary bank for a 40-year term loan in the amount of $2,504,969 from the Canadian government. Under the terms of the loan agreement, 58% of the principal amount ($1,452,882) of this loan bears interest at the fixed rate of 6.02% per annum and remaining principal amount of this loan is interest free. The loan is repayable in a fixed amount of $42,083, which includes both principal and interest, that is payable on a semi-annual basis through November 15, 2041. Borrowings under the loan agreement are guaranteed by the Financing Department of Henan province.

The following table shows the minimum payment obligation for the next five years:

Due in the year of,	Amount
2013	$52,183,597
2014	52,660,887
2015	20,682,523
2016	5,409,275
2017 and thereafter	23,039,967
Total long-term loans	153,976,249
Less: current portion	(52,183,597)
Long-term portion	$101,792,652

Of the $382.6 million short-term and long-term loans outstanding as of December 31, 2012, $109,140,085 are secured by land use rights and property, plant and equipment of the Company’s subsidiaries. The total amount of land use rights and property, plant and equipment pledged was $181,650,364 as of December 31, 2012.

For the years ended December 31, 2012, 2011 and 2010, loan interest including short-term and long-term bank loans of $34,213,004, $23,544,822 and $8,655,602 were incurred, and $34,213,004, $23,190,103 and $ $7,535,089 were charged to interest expense, respectively.

10.	INCOME TAX

The income before income taxes for the years ended December 31, 2012, 2011 and 2010 was as following:

	Years Ended December 31,
	2012	2011	2010

Income in China-based entities	$55,334,341	$73,029,299	$66,794,810
Income (loss) in non-China and non-US entities	(3,937)	9,297	9,789
Loss in the U.S entity	(5,556,602)	(4,015,523)	(4,291,105)
Income before income taxes	$49,773,802	$69,023,073	$62,513,494

The income tax provision for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Years Ended December 31,
	2012	2011	2010
Current:
China	$5,666,387	$4,738,934	$4,260,084
Federal	-	-	-
State	-	-	-

Deferred:
China	(7,764)	69,107	(26,559)
U.S.	-	-	-
	$5,658,623	$4,808,041	$4,233,525

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components that give rise to deferred tax assets and liabilities as of December 31, 2012 were as follows:

	At December 31,
	2012	2011
Current:
Bad debt allowance	$653,165	$315,342
Reversal of interest income on bank notes receivable	219,614	257,449
Valuation allowance	(72,600)	-
Current deferred tax asset	800,179	572,791

Non-current:
Depreciation	(1,142,290)	(603,109)
Net operating loss carry forwards	10,057,599	7,553,484
Total Non-current	8,915,309	6,950,375

Valuation allowance	(9,659,178)	(7,474,774)

Net non-current deferred tax liability	$(743,869)	$(524,399)

The U.S. entity had an accumulated net operating loss (“NOLs”) of $23,808,453 and $18,251,851 as of December 31, 2012 and 2011, respectively. Under the U.S. tax laws, the net operating loss can be carried forward for 20 years and carried back for 2 years. Accordingly, the nominal deferred tax assets could be $8,094,874 as of December 31, 2012. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of the U.S. entity’s deferred tax assets is dependent upon future income in the U.S. operations that have generated losses, management determined that the U.S. entity does not meet the “more likely than not” threshold that NOLs and deferred tax assets will be realized. Accordingly, the full amount of the valuation allowance was provided against the potential tax benefits.

The PRC subsidiaries had an accumulated net operating loss of $7,851,933 and $4,661,345 as of December 31, 2012 and 2011, respectively. Under the PRC tax laws, the net operating loss can be carried forward for 5 years and cannot be carried back. Accordingly, the nominal deferred tax assets could be $1,962,725 as of December 31, 2012. Management believes that only portion of these potential tax benefits is more likely than not to be realized as these PRC subsidiaries will generate operating profits in the foreseeable future. As a result, a valuation allowance of $1,706,373 was provided against the potential tax benefits for the PRC subsidiaries.

Pursuant to PRC Enterprise Tax Law (“EIT”), the PRC subsidiaries of Zhongpin Inc. is obligated to withhold income tax on dividends paid-out to the U.S. entity, a foreign entity, and non-resident, for earnings retained after January 1, 2008. As the PRC subsidiaries are wholly or majority owned by the U.S. holding entity, the Company anticipates no cash dividends in the foreseeable futures, and all earnings will be used to re-invest in the PRC subsidiaries. Accordingly, no withholding income taxes were accrued.

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

	Years Ended December 31,
	2012	2011	2010

Statutory rate	25.0%	25.0%	25.0%
Permanent differences	(20.3)%	(21.1)%	(18.3)%
Valuation allowance	6.4%	2.6%	0.1%
Other	0.1%	0.0%	0.0%
Effective income tax rate	11.2%	6.5%	6.8%

The permanent differences were mainly related to tax-exempted profits that were derived from conducting slaughtering live stock business.

11.	EQUITY TRANSACTIONS

Activities in 2012

During 2012, warrants to purchase an aggregate of 2,375 shares of common stock were exercised with an exercise price of $8.00 per share on a cashless basis. In connection with these transactions, the Company issued an aggregate of 680 shares of common stock. For cash flow purposes, these transactions were non-cash transactions.

During 2012, options to purchase an aggregate of 20,000 shares of common stock were exercised on a broker-assisted cashless basis. In connection with the transaction, the Company issued 20,000 shares of common stock and received approximately $0.2 million.

During 2012, the Company repurchased 368,300 shares of common stock from the secondary market. In connection with the transaction, the Company paid approximately $3.1 million.

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

12.	STOCK WARRANTS AND OPTIONS

As of December 31, 2012, the Company had outstanding options to purchase an aggregate of 787,000 shares of common stock. No warrants are outstanding as of December 31, 2012.

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

Granting Activities in 2012

There was no granting activity in 2012.

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

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Years Ended December 31,
	2012	2011	2010
Expected life (years)	-	3	3
Expected volatility	-%	57.76-57.97%	65.11-66.96%
Risk-free interest rate	-%	1.15-1.34%	1.30-1.42%
Dividend yield	-%	-%	-%

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

At December 31, 2012, 2011 and 2010, the Company had nil, $446,026 and $446,026 unrecognized stock-based compensation, respectively. A summary of stock warrant and option activities during the two-year period ended December 31, 2012 is as follows:

	Warrants and Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic

Outstanding at 12/31/10	1,055,564	$11.21	2.57	$3.76
Exercisable at 12/31/10	720,000	$10.61		$4.22

Granted	274,000	$15.44
Exercised	(15,000)	$5.00
Forfeited or expired	-
Outstanding at 12/31/11	1,314,564	$12.16	2.38	$0.70
Exercisable at 12/31/11	993,000	$11.46		$0.75

Granted	-
Exercised	(22,375)	$9.07
Forfeited or expired	(505,189)	$11.42
Outstanding at 12/31/12	787,000	$12.72	2.35	$0.49
Exercisable at 12/31/12	787,000	$12.72		$0.49

The weighted-average grant-date fair value of stock warrants and options granted during the years 2012, 2011 and 2010 was nil, $6.10, $5.40, respectively. The total intrinsic value of warrants and options exercised during the years ended December 31, 2012, 2011 and 2010, was approximately $29,750, $208,500 and $9,577,157, respectively.

The total fair value of options vested during the years ended December 31, 2012, 2011 and 2010, was $4,230,300, $1,474,050, $1,480,100, respectively. The total stock-based compensation for the years ended December 31, 2012, 2011 and 2010 were $515,566, $1,610,815 and $2,343,771, respectively.

13.	EARNINGS PER SHARE

Earnings per share (basic and diluted) for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010
Net income attributable to common shares	$44,068,677	$64,220,727	$58,279,969

Basic Earnings Per Share
Basic earnings per share from net income	$1.18	$1.66	$1.67

Diluted Earning Per Share
Diluted earnings per share from net income	$1.18	$1.66	$1.65

Weighted average number of common shares outstanding – basic	37,273,652	38,505,027	34,837,656
Dilutive effect of stock options	55,140	34,853	432,754
Weighted average number of common shares outstanding – diluted	37,328,792	38,539,880	35,270,410

Of the 787,000 options outstanding at December 31, 2012, 547,000 options were anti-dilutive and therefore excluded from the computation of diluted earnings per share for the year ended December 31, 2012. 240,000 options were dilutive and therefore included in the computation of diluted earnings per share for the year ended December 31, 2012. All potentially dilutive securities were included in diluted earnings per share for the year ended December 31, 2012 as the average market price is greater than the exercise price of the options outstanding.

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

The carrying value of financial items of the Company including cash and cash equivalents, restricted cash, other receivables, advance to vendors, accrued liabilities and short-term borrowings loans, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. The Company’s financial items are classified within Level 1 of the fair value hierarchy. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, advance to vendors, accounts payable and accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short-term nature of these items.

The following table sets forth the Company's financial assets and liabilities not measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2012:

	Total	Level 1	Level 2	Level 3

Note receivable	$64,781,137	-	$64,781,137	-
Long-term loans	$153,976,249	-	$153,976,249	-

Note receivable approximates fair value since it bears interest at SHIBOR, as is normally charged for notes of similar nature. Long-term debt approximates fair value since the bank loans are fixed rate instruments and bear interests at the rate dictated and published by the People's Bank of China. The current rates published by the People's Bank of China approximate the interest rates of the loans outstanding.

15.	COMMITMENTS AND CONTINGENCIES

Mutual Guarantee

In May 2012, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group, upon the expiration of a previous mutual guarantee agreement between Henan Zhongpin and Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $23.9 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $23.9 million. The agreement will expire in May 2013. At the expiration of the agreement, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreement.

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

At December 31, 2012, Henan Zhongpin had outstanding guarantees for $18.9 million of Huanghe Group’s bank loans under the agreement. All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months. As a result, the maximum potential amount of future payments (undiscounted) Henan Zhongpin could be obligated to make under the mutual guarantee at such date was $18.9 million. The Company did not record any liability on its balance sheet with respect to this mutual guarantee as the Company believes, based upon its continuing due diligence on Huanghe Group and its business, that Henan Zhongpin’s liability there under remains contingent.

Legal Proceedings

On March 27, 2012, the Company announced that its Board of Directors had received a preliminary, non-binding proposal from the Company’s Chairman and Chief Executive Officer, Xianfu Zhu, stating that Mr. Zhu intended to seek to purchase the remaining shares of the Company that he does not presently own (the “Proposed Buyout”). Following this announcement, at least three lawsuits have been filed in Delaware naming the members of the Company's Board of Directors and/or the Company as defendants. On November 26, 2012, the Company announced that it had entered into a definitive merger agreement with Golden Bridge Holdings Limited, a Cayman Islands exempted company ("Parent"), Golden Bridge Merger Sub Limited, a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub") and Mr. Xianfu Zhu (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions to the transactions contemplated thereby, at the effective time of the merger, each share of the Company common stock issued and outstanding immediately prior to the effective time (other than shares owned by (i) Parent or Merger Sub, (ii) Mr. Xianfu Zhu, Mr. Baoke Ben, Mr. Chaoyang Liu, Mr. Qinghe Wang, Mr. Shuichi Si and Ms. Juanjuan Wang, (iii) the Company or any direct or indirect wholly-owned subsidiary of the Company or (iv) stockholders who have properly exercised and perfected appraisal rights under Delaware law), will be converted automatically into the right to receive $13.50 in cash, without interest. Following the November 2012 announcement of the Merger Agreement, one additional lawsuit was filed in Delaware naming as defendants the members of the Company’s Board of Directors, the Company, Parent, and Merger Sub. It is possible that more lawsuits will occur.

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

On December 4, 2012, after the announcement of the Company’s entering into the Merger Agreement, a verified shareholder class action lawsuit was filed by Ernesto Rodriguez in the Court of Chancery of the State of Delaware against the Company and members of its Board of Directors, Parent and Merger Sub, alleging that, inter alia, the Company’s Board of Directors breached their fiduciary duties to the Company’s shareholders in connection with the Proposed Buyout and the Merger Agreement, and that the price per share and other terms provided for in the Merger Agreement are inadequate and unfair in light of the Company’s intrinsic value and future prospects, and that the Company, Parent and Merger Sub aided and abetted the breach of fiduciary duties.  The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing the Company from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. The Company believes that none of the defendants has yet responded to the complaint.

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

Capital Leases

In November 2009, Henan Zhongpin entered into a sale-leaseback agreement with CMB Financial Leasing Co., Ltd. (“CMB Leasing”) pursuant to which Henan Zhongpin sold to CMB Leasing equipment with a book net value of $8.3 million for $5.9 million and leased such equipment back. The lease payments for this equipment are paid on a quarterly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans. At December 31, 2012, the quarterly rental fee under the agreement was $571,163, which included an interest component calculated at the rate of 6.15% and adjustable in the quarter following any rate adjustments published by the People’s Bank of China. The sale-leaseback agreement ended in November 2012. Henan Zhongpin repurchased all of the equipment under the sale-leaseback agreement for a nominal purchase price at the end of the lease term.

In November 2009, Luoyang Zhongpin entered into a sale-leaseback agreement with CMB Leasing pursuant to which Luoyang Zhongpin sold to CMB Leasing equipment with a book net value of $6.8 million for $4.4 million and leased such equipment back. The lease payments for this equipment are paid on a quarterly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans. As of December 31, 2012, the quarterly rental fee under the agreement was $428,372, which included an interest component calculated at the rate of 6.15% and adjustable in the quarter following any rate adjustments published by the People’s Bank of China. The sale-leaseback agreement ended in November 2012. Henan Zhongpin repurchased all of the equipment under the sale-leaseback agreement for a nominal purchase price at the end of the lease term.

In November 2009, Zhumadian Zhongpin entered into a sale-leaseback agreement with De Lage Landen (China) Co., Ltd. (“De Lage Landen”) pursuant to which Zhumadian Zhongpin sold to De Lage Landen equipment with a book net value of $5.9 million for $6.0 million and leased such equipment back. The lease payments for this equipment are paid on a monthly basis over a three-year period and consist of a fixed payment based upon a 36-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans. At December 31, 2012, the monthly rental fee under the agreement was $190,891, which included an interest component calculated at the rate of 6.15% and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan. The sale-leaseback agreement ended in November 2012. Henan Zhongpin repurchased all of the equipment under the sale-leaseback agreement for a nominal purchase price at the end of the lease term.

Operating leases

In April 2012, Henan Zhongpin entered into a lease agreement with China Resources Shuguang Real Estate Development Co., Ltd. for the office in Beijing. The monthly rental fee and utility fee under the agreement was $8,919 and the lease period is from April 2012 to April 2015.

As of December 31, 2012, the Company was obligated under operating leases requiring minimum rental as follows:

Years ending December 31,
2013	$107,030
2014	107,030
2015	40,136
2016	-
2017	-
Thereafter	-
Total operating lease payments	$254,196

16.	SEGMENT REPORTING

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

Sales by Division

(U.S. dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Pork and Pork Products
Chilled Pork	$1,018.6	$890.1	$514.6
Frozen Pork	332.3	347.7	258.5
Prepared Pork Products	273.5	202.5	157.4
Vegetables and Fruits	15.2	15.9	16.2
Total	$1,639.6	$1,456.2	$946.7

Cost of Sales by Division

(U.S. dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Pork and Pork Products	$1,473.0	$1,291.7	$822.6
Vegetables and Fruits	13.2	13.2	13.4
Total	$1,486.2	$1,304.9	$836.0

Gross Profit by Division

(U.S. dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Pork and Pork Products	$151.4	$148.6	$107.9
Vegetables and Fruits	2.0	2.7	2.8
Total	$153.4	$151.3	$110.7

17.	OPERATING RISK

Concentration of credit risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions in PRC. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

Concentration of major customers and suppliers

The Company had no customers or suppliers which accounted for 10% or more of the Company’s revenues or purchases for any of the years presented in the consolidated financial statements. No material amount of the Company’s business is dependent on government contracts.

18.	RISKS AND UNCERTAINTIES

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

19.	CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY

The condensed financial statements of Zhongpin Inc. ("the parent company") have been prepared in accordance with accounting principles generally accepted by the United States of America. Under the PRC laws and regulations, the Company's PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans and advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling RMB 3,811.2 million (equivalent to $606.3 million) and RMB 3,692.2 million (equivalent to $586.0 million) as of December 31, 2012 and 2011, respectively.

The following represents the condensed unconsolidated financial information of the parent company only:

CONDENSED BALANCE SHEET

(Amount in U.S. Dollars)

	December 31,
	2012	2011
Assets
Current assets
Cash	$-	$-
Amount due from subsidiaries	114,702,598	114,439,523
Other receivables	104,185	58,790
Prepayment	64,696	33,105
Total current assets	114,871,479	114,531,418

Investments in subsidiaries	465,057,311	414,212,872
Total assets	$579,928,790	$528,744,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued salaries	$859,288	$552,047
Other payables	1,950,117	526,749
Amount due to subsidiaries	30,557,954	24,286,640
Total current liabilities	33,367,359	25,365,436

Total shareholders' equity	546,561,431	503,378,854
Total liabilities and shareholders' equity	$579,928,790	$528,744,290

CONDENSED STATEMENTS OF OPERATIONS

(Amount in U.S. Dollars)

	Years Ended December 31,
	2012	2011	2010

Equity earnings from unconsolidated subsidiaries	$49,450,279	$68,236,250	$62,571,074
General and administrative expenses	(5,381,602)	(4,015,523)	(4,291,105)
Income before income taxes	44,068,677	64,220,727	58,279,969

Income tax	-	-	-
Net Income	$44,068,677	$64,220,727	$58,279,969

CONDENSED STATEMENTS OF CASH FLOW

(Amount in U.S. Dollars)

	Years Ended December 31,
	2012	2011	2010

Net cash provided by (used in) operating activities	$-	$23,131,074	$(2,894,129)
Net cash used in investing activities	-	(66,356,662)	-
Net cash provided by financing activities	-	43,225,588	2,888,992
Net decrease in cash and cash equivalents	-	-	(5,137)

Cash and cash equivalents, beginning of year	-	-	5,137
Cash and cash equivalents, end of year	$-	$-	$-

Basis of presentation

The condensed financial information has been prepared using the same accounting policies as set out in the Company's consolidated financial statements except that the parent company has used equity method to account for its investments in subsidiaries.

20.	QUARTERLY FINANCIAL INFORMATION

	Year Ended December 31, 2012
	Q4	Q3	Q2	Q1	Total
	(Unaudited, in thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$441,519	$415,745	$408,212	$374,127	$1,639,603
Gross Profit	42,791	39,498	35,621	35,476	153,386
Income From Operations	16,834	18,280	17,732	19,535	72,381
Net Income	9,848	11,043	10,981	12,197	44,069
Net Income per Common Share:
Basic	0.26	0.30	0.29	0.33	1.18
Diluted	0.26	0.30	0.29	0.33	1.18

	Year Ended December 31, 2011
	Q4	Q3	Q2	Q1	Total
	(Unaudited, in thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$405,886	$398,086	$366,453	$285,783	$1,456,208
Gross Profit	36,230	40,037	39,146	35,916	151,329
Income From Operations	15,252	24,726	23,642	22,784	86,404

	Year Ended December 31, 2011
	Q4	Q3	Q2	Q1	Total
	(Unaudited, in thousands, except per share amounts)
Net Income	9,700	18,323	19,315	16,883	64,221
Net Income per Common Share:
Basic	0.25	0.46	0.48	0.47	1.66
Diluted	0.25	0.46	0.48	0.47	1.66

