Form 10-Q
period 2013-03-31
ZHONGPIN INC.
filed 2013-05-10
CIK 1277092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 6, 2013, 37,209,344 shares of the registrant’s common stock were outstanding.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the aforementioned condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

ZHONGPIN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in U.S. dollars)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$294,315,174	$176,441,332
Restricted cash	105,866,898	109,954,161
Bank notes receivable	102,110,143	72,369,700
Accounts receivable, net of allowance for doubtful accounts of $6,666,258 and $4,775,526	120,800,332	85,167,801
Other receivables, net of allowance for doubtful accounts of $509,084 and $493,484	977,803	865,060
Purchase deposits	7,034,952	6,798,356
Inventories	34,600,019	37,979,226
Prepaid expenses	389,955	449,127
Allowance receivable	958,698	956,166
VAT recoverable	33,410,038	32,719,543
Deferred tax assets	802,297	800,179
Other current assets	699,311	73,413
Total current assets	701,965,620	524,574,064

Long-term investment	478,553	477,289
Property, plant and equipment, net	514,193,986	470,447,775
Deposits for purchase of land use rights	15,389,482	17,285,461
Construction in progress	46,193,135	86,509,865
Land use rights	118,412,570	116,785,769
Other non-current assets	4,452,434	2,554,680
Total assets	$1,401,085,780	$1,218,634,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term loans	$246,785,205	$228,632,849
Bank notes payables	209,955,495	219,333,386
Long-term loans - current portion	45,303,004	52,183,597
Short-term financial bonds	95,710,571	—
Capital lease obligation - current portion	7,298,023	—
Accounts payable	13,498,479	11,918,351
Other payables	23,663,592	24,053,321
Accrued liabilities	19,335,514	18,353,887
Deposits from customers	7,343,501	9,935,877
Tax payable	1,396,404	1,778,724
Deferred subsidy - current portion	84,943	84,852
Total current liabilities	670,374,731	566,274,844

Deferred tax liabilities	745,839	743,869
Long-term loans	143,374,475	101,792,652
Capital lease obligation	24,605,501	—
Deferred subsidy - long-term portion	2,371,185	2,386,002
Total liabilities	841,471,731	671,197,367

Equity
Common stock: par value $0.001; 100,000,000 authorized; 40,376,182 and 40,376,182 shares issued as of March 31, 2013 and December 31, 2012; and 37,209,344 and 37,209,344 shares outstanding as of March 31, 2013 and December 31, 2012	40,376	40,376
Additional paid-in capital	240,063,993	240,063,993
Retained earnings	288,878,462	278,268,748
Treasury stock, at cost: 3,166,838 and 3,166,838 shares at March 31, 2013 and December 31, 2012	(26,225,646)	(26,225,646)
Accumulated other comprehensive income	55,967,484	54,413,960
Total Zhongpin Inc. shareholders’ equity	558,724,669	546,561,431
Non-controlling interests	889,380	876,105
Total shareholders’ equity	559,614,049	547,437,536
Total liabilities and shareholders’ equity	$1,401,085,780	$1,218,634,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONGPIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amount in U.S. dollars) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Sales revenues	$382,358,018	$374,127,384
Cost of sales	(343,913,400)	(338,651,649)
Gross profit	38,444,618	35,475,735

Operating expenses
General and administrative expenses	(11,117,768)	(9,416,975)
Selling expenses	(8,650,157)	(6,437,120)
Research and development expenses	(132,331)	(86,628)
Total operating expenses	(19,900,256)	(15,940,723)

Income from operations	18,544,362	19,535,012

Other income (expense)
Interest expense, net	(8,289,066)	(7,625,481)
Other income, net	400,325	563,605
Government subsidies	776,718	915,348
Total other expense	(7,112,023)	(6,146,528)

Net income before taxes	11,432,339	13,388,484
Provision for income taxes	(811,687)	(1,193,329)

Net income after taxes	10,620,652	12,195,155
Net (income) loss attributable to non-controlling interests	(10,938)	2,160

Net income attributable to Zhongpin Inc. shareholders	10,609,714	12,197,315

Foreign currency translation adjustment	1,555,861	582,654
Foreign currency translation adjustment attributable to non-controlling interests	(2,337)	(863)
Foreign currency translation adjustment attributable to Zhongpin Inc. shareholders	1,553,524	581,791

Comprehensive income	12,176,513	12,777,809
Comprehensive (income) loss attributable to non-controlling interests	(13,275)	1,297
Comprehensive income attributable to Zhongpin Inc. shareholders	$12,163,238	$12,779,106

Basic earnings per common share	$0.29	$0.33
Diluted earnings per common share	$0.28	$0.33
Basic weighted average shares outstanding	37,209,344	37,498,563
Diluted weighted average shares outstanding	37,278,630	37,503,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONGPIN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. dollars) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$10,620,652	$12,195,155
Adjustments to reconcile net income to net cash used in operations:
Depreciation	5,899,289	5,537,984
Amortization of land use rights	644,802	516,966
Provision for allowance for bad debt	1,889,563	1,657,949
Other income	(88,790)	(129,699)
Deferred subsidy	(21,236)	—
Stock-based compensation	—	417,749

Changes in operating assets and liabilities:
Accounts receivable	(37,228,084)	(31,521,161)
Other receivables	(124,907)	(950,981)
Purchase deposits	(218,259)	1,489,444
Prepaid expenses	60,153	75,128
Inventories	3,474,455	(13,251,435)
Allowance receivables	—	2,160,068
VAT recoverable	(602,931)	(5,225,549)
Other current assets	(2,023)	(118,029)
Deferred charges	—	1,855
Accounts payable	1,546,201	28,643,061
Other payables	(318,966)	(2,035,430)
Accrued liabilities	933,980	388,216
Tax payable	(400,248)	373,669
Deposits from customers	(2,614,682)	(3,541,776)
Deposits from customers - long-term portion	—	(338,991)
Net cash used in operating activities	(16,551,031)	(3,655,807)

Cash flows from investing activities:
Deposits for purchase of land use rights	—	(10,555,624)
Construction in progress	(5,413,842)	(11,461,585)
Additions to property and equipment	(2,267,416)	(2,585,772)
Additions to land use rights	(21,559)	—
Proceeds on sale of fixed assets	—	5,905
Net cash used in investing activities	(7,702,817)	(24,597,076)

Cash flows from financing activities:
Proceeds from (repayment of) bank notes, net	(39,447,085)	9,806,307
Proceeds from short-term bank loans	60,524,010	88,785,573
Repayment of short-term bank loans	(43,003,902)	(49,538,008)
Proceeds from long-term loans	54,790,156	7,926,069
Repayment of long-term loans	(20,549,090)	—
Proceeds from short-term financial bonds, net of issuance costs	95,181,970	—
Proceeds from capital lease obligation, net of issuance costs	29,529,346	—
Repayment of capital lease obligation	—	(1,498,250)
Repurchase of common stock	—	(2,812,322)
Increase in restricted cash	4,371,725	—
Net cash provided by financing activities	141,397,130	52,669,369

Effects of rate changes on cash	730,560	226,450
Increase in cash and cash equivalents	117,873,842	24,642,936
Cash and cash equivalents, beginning of period	176,441,332	135,845,095
Cash and cash equivalents, end of period	$294,315,174	$160,488,031

Supplemental disclosures of cash flow information:
Cash paid for interest	9,596,014	8,122,027
Cash paid for income taxes	1,199,986	819,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS

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

The Company holds a 100% interest in Falcon Link Investment Limited, a company organized under the laws of the British Virgin Islands (“Falcon”), through which the Company holds a 100% interest in its China-based subsidiaries, each of which was organized under the laws of China. The Company’s China-based subsidiaries include the following:

Name	Date of Incorporation	Registered/Authorized Capital	Percentage of Ownership

Henan Zhongpin Food Company Limited	May 20, 2005	$203,300,000	100%

Henan Zhongpin Food Share Company Limited (“Henan Zhongpin”)	Jan. 20, 2000	1,430,000,000 RMB ($219,699,181)	100	%(1)

Henan Zhongpin Import and Export Trading Company Limited	Aug. 11, 2004	5,060,000 RMB ($611,111)	100%

Zhumadian Zhongpin Food Company Limited (“Zhumadian Zhongpin”)	June 7, 2006	60,000,000 RMB ($8,585,398)	100%

Anyang Zhongpin Food Company Limited	Aug. 21, 2006	34,800,000 RMB ($5,094,422)	100%

Henan Zhongpin Fresh Food Logistics Company Limited	Sept. 14, 2006	1,500,000 RMB ($189,665)	100%

Deyang Zhongpin Food Company Limited	Sept. 25, 2006	15,000,000 RMB ($1,893,652)	100%

Henan Zhongpin Business Development Company Limited	Sept. 27, 2006	5,000,000 RMB ($632,215)	100%

Luoyang Zhongpin Food Company Limited (“Luoyang Zhongpin”)	Jan. 18, 2007	60,000,000 RMB ($8,703,452)	100%

Yongcheng Zhongpin Food Company Limited (“Yongcheng Zhongpin”)	Mar. 1, 2007	60,000,000 RMB ($8,783,487)	100%

Tianjin Zhongpin Food Company Limited (“Tianjin Zhongpin”)	Sept. 14, 2007	100,000,000 RMB ( $14,639,145 )	100%

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Name	Date of Incorporation	Registered/Authorized Capital	Percentage of Ownership

Jilin Zhongpin Food Company Limited	Dec. 11, 2008	1,000,000 RMB ($145,688)	100%

Henan Zhongpin Agriculture and Animal Husbandry Industry Development Company Limited	Dec. 26, 2008	10,000,000 RMB ($1,461,796)	100%

Taizhou Zhongpin Food Company Limited (“Taizhou Zhongpin”)	May 12, 2010	100,000,000 RMB ($15,872,008)	100%

Changchun Zhongpin Food Company Limited (“Changchun Zhongpin”)	Aug. 6, 2010	170,000,000 RMB ($26,292,994)	100%

Henan Zhongpin Xinda Agriculture and Animal Husbandry Company Limited	Jun. 1, 2011	15,000,000 RMB ($2,287,841)	65%

Kunshan Zhongpin Cold Chain Logistics Company Limited	Jun. 3, 2011	300,000,000 RMB ($46,356,388)	100%

Tangshan Zhongpin Food Company Limited	Nov. 15, 2011	5,000,000 RMB ($788,196)	100%

Zhongpin (Hong Kong) Trading Co., Limited	Sept. 11, 2012	$1,000,000	100%

Tianjin Jinghui Hogs Breeding Company Limited	Nov.12, 2012	1,000,000RMB ($158,700)	100%

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

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, valuation allowances for value added tax (“VAT”) recoverable, deferred tax assets and determination of stock based compensation.

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

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bank Notes Receivable

The Company only accepts notes issued by banks in the normal course of business as payment for products sold by the Company. These bank notes receivable have maturity dates of up to 180 days and bear no interest. In addition, the Company may also acquire bank notes receivable, with maturity of less than six months, from third parties, at a lower cost compared to the face value of the bank notes, so as to earn the interest.

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

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the meat industry and based on general economic conditions in China. The Company maintains a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company also examines the credit terms of significant customers regularly and asks for more cash deposits if these customers appear to have any indicators of delaying their payments to the Company. Such deposits are usually applied for the collection of the outstanding accounts receivable during the year. With such a practice in place, the Company did not have any specific allowance for doubtful accounts provided against specific customers at March 31, 2013 and December 31, 2012, respectively.

The following table presents allowance activities in accounts receivable.

	March 31, 2013	December 31, 2012

Beginning balance	$4,775,526	$2,323,920
Additions to allowance for bad debt	1,875,215	2,478,601
Exchange difference	15,517	(26,995)
Ending balance	$6,666,258	$4,775,526

Inventories

Inventories are comprised of raw materials and low-value consumables, work-in-progress, and finished goods. Inventories are stated at the lower of cost or market-based prices according to the weighted average method. Production cost components include the purchase cost of live hogs, direct labor, depreciation, packaging material, utility expense and other manufacturing overhead. By using a systematic costing system, the production cost is allocated to various products at the stage of work-in-progress and finished goods, respectively. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company regularly inspects the shelf life of prepared foods and, if necessary, write down their carrying value based on their salability and expiration dates as cost of goods sold.

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

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated employer defined contribution plan, pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $655,743 and $227,438 for three months ended March 31, 2013 and 2012.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Cost

All shipping and handling fees are included in selling expenses. Shipping and handling fees amounted to $2.4 million and $ 2.4 million for the three months ended March 31, 2013 and 2012, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $377,261 and $282,921 for the three months ended March 31, 2013 and 2012, respectively.

Value Added Tax

All China-based enterprises are subject to a VAT imposed by the PRC government on their domestic product sales. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. Input VAT rates are 13% for most of the purchasing activities conducted by the Company. Output VAT rate is 13% for chilled pork products, frozen pork products and vegetable and fruit products, and 17% for prepared meat products. The input VAT can be offset against the output VAT. The VAT payable or recoverable balance presented on the condensed consolidated balance sheets represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collections of output VAT instead of a receivable.

On a quarterly basis, the Company forecasts for each of its subsidiaries separately the amount of sales revenue necessary to fully utilize the VAT recoverable. Once the VAT recoverable for a subsidiary is determined to be non-recoverable in part or in full, the VAT recoverable is written off and booked as cost of goods sold or as impairment loss, depending on the nature of the event triggering the VAT write-off. The factors considered when evaluating to which account VAT recoverable is written off are as follows: i) if VAT is determined to be non-recoverable due to significant underperformance relative to expected historical or projected future operating results or negative industry or economic trend, VAT recoverable will be written-off to cost of goods sold, or ii) if VAT is determined to be non-recoverable due to significant changes in the strategy of the overall business, VAT recoverable would be written off as impairment loss. VAT write-off amounted to $1.9 million and nil for the three months ended March 31, 2013 and 2012, respectively.

Leases

The Company classified its leases at the inception date as either a capital lease or an operating lease. A lease is a capital lease if the following conditions exist: a) ownership is transferred to the lessee by the end of the lease term, b) there is a bargain purchase option, c) the lease term is at least 75% of the property’s estimated remaining economic life or d) the present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the lessor at the inception date. A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases. In March 2013, the Company entered into a sale-leaseback agreement with CMB Financial Leasing Co., Ltd. (“CMB Leasing”) to sell and lease back equipment. For details of the transaction, see Note 14, “Commitments and Contingencies”.

Stock Compensation

The Company receives employee and certain non-employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The Company accounts for stock compensation expense under the fair value recognition provisions of the FASB Accounting Standards Codification (ASC) Topic 718 (ASC 718), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. See Note 10, "Equity Transactions", for further discussion on stock compensation expense.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully-diluted earnings per share. Such shares are excluded if determined to be anti-dilutive. Of the 787,000 options outstanding at March 31, 2013, 514,000 options were anti-dilutive and therefore excluded from the computation of diluted earnings per share for the three months ended March 31, 2013. The number of shares of common stock underlying the outstanding stock warrants and options at March 31, 2013 and December 31, 2012 were 273,000 and 240,000, respectively, which were all included in the computation of diluted earnings per share.

Government Subsidies

The Company’s subsidiaries in China receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, the Company presents the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as interest expenses. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met.

Research and Development Expenses

Research and development costs are expensed as incurred. The research and development expenses for the three-month periods ended March 31, 2013 and 2012 were $132,331 and $86,628, respectively. The Company did not receive government subsidies that were specified for supporting the Company’s research and development efforts for the three-month periods ended March 31, 2013 and 2012.

Comprehensive Income (Loss)

The Company adopted FASB ASC 220, Comprehensive Income , which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to shareholders' equity except those due to investments by owners and distributions to owners.

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The adoption of ASU 2013-01 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which superseded and replaced the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

Inventories at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)

Raw materials	$4,684,028	$6,466,664
Low value consumables and packaging	1,568,000	1,685,431
Work-in-progress	4,202,916	3,955,169
Finished goods	24,145,075	25,871,962
Total	$34,600,019	$37,979,226

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
	(Unaudited)
Plants and buildings, net of impairment	$407,508,102	$368,003,263
Machinery and equipment, net of impairment	154,610,707	156,202,442
Office furniture and equipment	7,263,995	7,101,927
Vehicles	4,917,002	4,522,289
Accumulated depreciation	(60,105,820)	(65,382,146)
Total	$514,193,986	$470,447,775

The depreciation and amortization expenses for the three months ended March 31, 2013 and 2012 were $5,899,289 and $5,537,984, respectively.

Of the above information, property, plant and equipment under the sale-leaseback agreement at cost at March 31, 2013 and December 31, 2012 is as follows:

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2013	December 31, 2012
	(Unaudited)
Plants and buildings	$4,869,288	$—
Machinery and equipment	42,542,027	—
Vehicles	127,271	—
Accumulated depreciation	(165,193)	—
Total	$47,373,393	$—

The deferred losses included in the property, plant and equipment balance were $3,713,441 and nil at March 31, 2013 and December 31, 2012, respectively, and would be amortized over the lease term. Of the depreciation expenses, $78,888 and $164,939 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the three months ended March 31, 2013; and $373,995 and $280,688 were amortization of deferred loss and depreciation expense from assets under capital lease, respectively, for the three months ended March 31, 2012.

5.	LAND USE RIGHTS

The Company’s land use rights at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(Unaudited)

Land use rights	$127,278,183	$124,983,885
Accumulated amortization	(8,865,613)	(8,198,116)
Total	$118,412,570	$116,785,769

The amortization expenses for the three months ended March 31, 2013 and 2012 were $644,802 and $516,966, respectively.

6.	CONSTRUCTION IN PROGRESS

Construction in progress at March 31, 2013 and December 31, 2012 consisted of the following:

Construction Project	Date or Estimated Date Put in Service(1)	March 31, 2013	December 31, 2012
		(Unaudited)
Production facility for prepared pork products in Tianjin	February 2013	$—	$2,215,713
Upgrade for production facility in other locations	April 2013	36,211	375,627
Kunshan facility land preparation cost	April 2013	598,191	42,868,890
Upgrade for production facility in Anyang	May 2013	41,525,141	40,838,785
Improvement in Changge industrial park	July 2013	109,317	164,712
Production facility for chilled and frozen pork in Changchun (second phase)	November 2013	95,852	46,138
Research and development building in Changge	December 2013	3,828,423	—

Total		$46,193,135	$86,509,865

Estimated cost to complete current construction in progress is $9.3 million.

 _______________

(1)	Represents date all regulatory permits and approvals are received and project is placed in service. In certain cases, construction of a project may be substantially completed and the project may be operational during a testing period prior to such date.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	SHORT-TERM BANK LOANS

Short-term bank loans are due within one year. Of the $246.8 million and $176.4 million aggregate principal amount of short-term bank loans at March 31, 2013 and December 31, 2012, loans in the aggregate principal amount of $113.2 million and $116.1 million were guaranteed by the Company’s subsidiaries in China, loans in the aggregate principal amount of $8.0 million and $8.0 million were secured by the land use right of the Company’s subsidiaries in China, $111.2 million and $85.4 million aggregate principal amount of loans was credit loans, and loans in the aggregate principal amount of $14.4 million and $19.1 million were guaranteed by Henan Huanghe Enterprises Group Co., Ltd., an unaffiliated third party (“Huanghe Group”). These loans bear interest at prevailing lending rates in China ranging from 5.88 % to 7.20% per annum.

8.	SHORT-TERM BONDS

In March 2013, Henan Zhongpin issued RMB600 million (approximately US$95.7 million) aggregate principal amount of 5.15% unsecured non-convertible one-year bonds which will mature and be repaid on March 27, 2014.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	LONG-TERM BANK LOANS

Amounts outstanding under the Company’s long-term debt arrangements at March 31, 2013 and December 31, 2012 were as follows:

Bank	March 31, 2013	December 31, 2012
	(Unaudited)
China Construction Bank	$24,725,231	$24,659,932
Agriculture Bank of China	101,453,205	76,525,336
Canadian Government Transfer Loan	1,052,087	1,052,087
China Merchants Bank	11,963,821	11,932,225
China Development Bank	47,855,286	38,183,120
Changge Old Town	1,627,849	1,623,549
Total long-term loan	188,677,479	153,976,249
Current portion	(45,303,004)	(52,183,597)
Total long-term portion	$143,374,475	$101,792,652

In March 2013, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 20 million ($3.2 million). All amounts borrowed under the loan agreement bear interest at a fixed rate of 6.15% and are payable in March 2015. Borrowings under the loan agreement are secured by land use rights, property and plant of Henan Zhongpin.

In March 2013, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 100 million ($16.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.46% per annum on March 31, 2013 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in installments on various scheduled repayment dates between June 2013 and March 2016. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

In January 2013, Taizhou Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Taizhou Zhongpin may borrow up to RMB 180 million ($28.7 million). Taizhou Zhongpin drew down RMB 44 million ($7.0 million) in January 2013 and RMB 120 million ($19.1 million) in March 2013. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (7.04% per annum on March 31, 2013 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and RMB 164 million ($26.2 million) are payable in installments on various scheduled repayment dates between January 2014 and January 2018. Borrowings under the loan agreement are guaranteed by Henan Zhongpin and secured by land use rights of Taizhou Zhongpin.

In April 2012, Changchun Zhongpin entered into a loan agreement with China Development Bank pursuant to which Changchun Zhongpin may borrow up to RMB 300 million ($47.9 million). Changchun Zhongpin drew down RMB 125 million ($19.9 million) in April 2012, RMB 76 million ($12.1 million) in July 2012, RMB39 million ($6.2 million) in October 2012 and RMB 60 million ($9.6 million) in February 2013. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (7.21% per annum on March 31, 2013 and adjustable immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between April 2013 and May 2020. Borrowings under the loan agreement are guaranteed by Henan Zhongpin and secured by all of Henan Zhongpin’s equity interests in Tianjin Zhongpin and Yongcheng Zhongpin.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2012, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 15 million ($2.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on March 31, 2013 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Yongcheng Zhongpin.

In March 2012, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($8.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.65% per annum on March 31, 2013 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in March 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Yongcheng Zhongpin.

In June 2011, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 50 million ($8.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.08% per annum on March 31, 2013 and adjustable on each anniversary of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable in installments in March and June 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin. Henan Zhongpin has repaid $3.2 million in March 2013, and $4.8 million remained outstanding as of March 31, 2013.

In September 2010, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 75 million ($12.0 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on March 31, 2013 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between September 2011 and December 2014. Borrowings under the loan agreement are guaranteed by Zhumadian Zhongpin. Henan Zhongpin has repaid an aggregate of $0.7 million, and $11.3 million remained outstanding as of March 31, 2013.

In July 2010, Tianjin Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Tianjin Zhongpin may borrow up to RMB 300 million ($47.9 million). Tianjin Zhongpin drew down RMB 50 million ($8.0 million) in July 2010, RMB 80 million ($12.8 million) in November 2010 and RMB 110 million ($17.5 million) in May 2011. As of March 31, 2013, the total outstanding balance under the agreement was $38.3 million and Tianjin Zhongpin had $9.6 million available for borrowing under the loan agreement. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on March 31, 2013 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments in June 2013, 2014 and 2015. Borrowings under the loan agreement are secured by the land use rights, property and plant of Tianjin Zhongpin.

In June 2010, Henan Zhongpin entered into a loan agreement with China Construction Bank pursuant to which Henan Zhongpin borrowed RMB 40 million ($6.4 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (5.76% per annum on March 31, 2013 and adjustable on each anniversary of date of the agreement based on the prime rate published by the People’s Bank of China for loans with the same or similar terms) and are payable on June 29, 2013. Borrowings under the loan agreement are secured by the land use rights, property and plant of Henan Zhongpin.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2010, in connection with the purchase of a piece of land from Changge Old Town, Changge Old Town extended a loan to Henan Zhongpin with a principal amount of RMB 10.2 million ($1.6 million) and bearing interest at the rate of 7.00% per annum payable on June 30, 2010 and each anniversary thereafter. Such loan does not have a fixed term and the principal amount of the loan should be repaid by Henan Zhongpin upon six months prior written notice from Changge Old Town. The full amount of the loan remained outstanding as of March 31, 2013.

In December 2009, Henan Zhongpin entered into a loan agreement with the Agriculture Bank of China pursuant to which Henan Zhongpin borrowed RMB 70 million ($11.2 million). All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on March 31, 2013 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between December 2010 and December 2014. Borrowings under the loan agreement are secured by the land use rights, property and plant of Luoyang Zhongpin. Henan Zhongpin has repaid an aggregate of $1.5 million, and $9.7 million remained outstanding as of March 31, 2013.

In November 2009, Henan Zhongpin entered into a loan agreement with China Merchants Bank pursuant to which Henan Zhongpin borrowed RMB 95 million ($15.2 million). The first 50% of the loan was drawn down in November 2009 and the remaining 50% of the loan was drawn down in March 2010. All amounts borrowed under the loan agreement bear interest at a floating rate that is based on the prime rate published by the People’s Bank of China for loans with the same or similar terms on the drawdown date (6.40% per annum on March 31, 2013 and adjustable in the month immediately following the publishing of rate adjustments by the People’s Bank of China during the term of the loan) and are payable in installments on various scheduled repayment dates between November 2012 and November 2014. Borrowings under the loan agreement are guaranteed by Luoyang Zhongpin.

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

Of the $435.5 million short-term and long-term loans outstanding as of March 31, 2013, $134,154,317 are secured by land use rights and property, plant and equipment of the Company’s subsidiaries. The total amount of land use rights and property, plant and equipment pledged was $191,620,720 as of March 31, 2013.

10.	EQUITY TRANSACTIONS

During the three months ended March 31, 2013 and 2012, the stock-based compensation expenses were nil and $417,749, respectively.

During the three months ended March 31, 2013 and 2012, no warrants or options were exercised.

During the three months ended March 31, 2013 and 2012, the Company repurchased nil and 368,300 shares of common stock from the public market, respectively. The average cost per share, including commission, was $8.4023 for repurchased shares for the three months ended March 31, 2012.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shares	$10,609,714	$12,197,315

Denominator:
Weighted average number of common shares outstanding – basic	37,209,344	37,498,563

Dilutive effect of stock options	69,286	4,456

Weighted average number of common shares outstanding – diluted	37,278,630	37,503,019

Basic earnings per share	$0.29	$0.33
Diluted earnings per share	$0.28	$0.33

Of the 787,000 options and warrants outstanding at March 31, 2013, 514,000 options were anti-dilutive and therefore excluded from the computation of diluted earnings per share for the three months ended March 31, 2013. 273,000 options and warrants were dilutive and therefore included in the computation of diluted earnings per share for the three months ended March 31, 2013.

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

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The carrying value of financial items of the Company including cash and cash equivalents, restricted cash, other receivables, advance to vendors, accrued liabilities and short-term borrowings loans, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. The Company’s financial items are classified within Level 1 of the fair value hierarchy. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, advance to vendors, accounts payable, accrued liabilities, short-term financial bonds and short-term loans are reasonable estimates of their fair value because of the short term nature of these items.

The following table sets forth the Company's financial assets and liabilities not measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2013:

	Total	Level 1	Level 2	Level 3

Capital leases	$31,903,524	—	$31,903,524	—
Note receivable	$64,794,294	—	$64,794,294	—
Long term loans	$188,677,479	—	$188,677,479	—

Note receivable approximates fair value since it bears interest at Shanghai interbank offered rate, as is normally charged for notes of similar nature. Long-term debt approximates fair value since the bank term loans are fixed rate instruments and bear interests at the rate dictated and published by the People's Bank of China. The current rates published by the People's Bank of China approximate the interest rates of the loans outstanding.

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

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Sales by Division (U.S. dollars in millions) Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Pork and Pork Products:
Chilled Pork	$243.1	$248.8
Frozen Pork	58.6	67.0
Prepared Pork Products	78.4	55.7
Vegetables and Fruits	2.3	2.6
Total	$382.4	$374.1

Cost of Sales
Pork Products	$341.9	$336.4
Vegetables and Fruits	2.0	2.3

Gross Profit Margin:
Pork Products	10.0%	9.4%
Vegetables and Fruits	13.0%	11.5%

14.	COMMITMENTS AND CONTINGENCIES

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

At March 31, 2013, Henan Zhongpin had outstanding guarantees for $19.7 million of Huanghe Group’s bank loans under the agreement. All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months. As a result, the maximum potential amount of future payments (undiscounted) Henan Zhongpin could be obligated to make under the mutual guarantee at such date was $19.7 million. The Company did not record any liability on its balance sheet with respect to this mutual guarantee as the Company believes, based upon its continuing due diligence on Huanghe Group and its business, that Henan Zhongpin’s liability there under remains contingent.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

On March 27, 2012, the Company announced that its Board of Directors had received a preliminary, non-binding proposal from the Company’s Chairman and Chief Executive Officer, Xianfu Zhu, stating that Mr. Zhu intended to seek to purchase the remaining shares of the Company that he does not presently own (the “Proposed Buyout”). Following this announcement, at least three lawsuits have been filed in Delaware naming the members of the Company's Board of Directors and/or the Company as defendants. On November 26, 2012, the Company announced that it had entered into a definitive merger agreement with Golden Bridge Holdings Limited, a Cayman Islands exempted company ("Parent"), Golden Bridge Merger Sub Limited, a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub") and Mr. Xianfu Zhu, which was subsequently amended and restated on February 8, 2013 (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions to the transactions contemplated thereby, at the effective time of the merger, each share of the Company common stock issued and outstanding immediately prior to the effective time (other than shares owned by (i) Parent or Merger Sub, (ii) Mr. Xianfu Zhu, Mr. Baoke Ben, Mr. Chaoyang Liu, Mr. Qinghe Wang, Mr. Shuichi Si and Ms. Juanjuan Wang, (iii) the Company or any direct or indirect wholly-owned subsidiary of the Company or (iv) stockholders who have properly exercised and perfected appraisal rights under Delaware law), will be converted automatically into the right to receive $13.50 in cash, without interest. On March 15, 2013, the Company filed with the SEC a Schedule 13e-3 relating to the Proposed Buyout together with a preliminary proxy statement relating to a special meeting of stockholders to adopt the Merger Agreement (collectively, and together with all filings with the SEC that are ancillary thereto, and all amendments and supplements thereof, the “Transaction Filings”).

Following the November 2012 announcement of the Merger Agreement, two additional lawsuits were filed in Delaware naming as defendants the members of the Company’s Board of Directors, the Company, Parent, and Merger Sub. It is possible that more lawsuits will occur.

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

On April 11, 2012, a verified shareholder class action lawsuit was filed by Richard Bauschard in the Court of Chancery of the State of Delaware against members of the Company's Board of Directors, alleging that, inter alia, the Board of Directors breached their fiduciary duties in connection with the Proposed Buyout, and that the price per share proposed by Mr. Zhu represented inadequate consideration in light of the Company’s intrinsic value and future prospects. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing the defendants from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. On April 12, 2013, plaintiff Richard Bauschard filed an amended complaint. The amended complaint names the same defendants and includes the same cause of action alleging breach of fiduciary duties, but the amended complaint includes additional allegations relating to the terms of the Merger Agreement and the disclosures contained in the preliminary proxy statement filed by the Company on March 15, 2013 with the SEC. The Company believes that none of the defendants has yet responded to the complaint.

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 18, 2012, a verified shareholder class action lawsuit was filed by Harry Vonderlieth in the Court of Chancery of the State of Delaware against the Company and members of its Board of Directors, alleging that, inter alia, the Company's Board of Directors breached their fiduciary duties to the shareholders in connection with the Proposed Buyout, and that the price per share proposed by Mr. Zhu represented inadequate consideration in light of the Company’s intrinsic value and future prospects, and that the Company aided and abetted the breach of fiduciary duties. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing the Company from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. The Company believes that none of the defendants has yet responded to the complaint. On May 2, 2013, plaintiff Harry Vonderlieth voluntarily dismissed this case and the Court of Chancery of the State of Delaware granted the dismissal on May 3, 2013.

On December 4, 2012, after the announcement of the Company’s entering into the Merger Agreement, a verified shareholder class action lawsuit was filed by Ernesto Rodriguez in the Court of Chancery of the State of Delaware against the Company and members of its Board of Directors, Parent and Merger Sub, alleging that, inter alia, the Company’s Board of Directors breached their fiduciary duties to the Company’s shareholders in connection with the Proposed Buyout and the Merger Agreement, and that the price per share and other terms provided for in the Merger Agreement are inadequate and unfair in light of the Company’s intrinsic value and future prospects, and that the Company, Parent and Merger Sub aided and abetted the breach of fiduciary duties.  The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing the Company from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. On or about February 6, 2013, the plaintiff served document discovery on the individual defendants. On April 12, 2013, plaintiff Ernesto Rodriguez filed an amended complaint. The amended complaint names the same defendants and includes the same cause of action alleging breach of fiduciary duties, but the amended complaint includes additional allegations relating to the disclosures contained in the preliminary proxy statement filed by the Company on March 15, 2013 with the SEC. The Company believes that none of the defendants has yet responded to the complaint or the discovery served by the plaintiff.

On April 23, 2013, after the announcement of the Company’s entering into the Merger Agreement and certain of the Transaction Filings were made, a verified shareholder class action lawsuit was filed by Alan Hall in the Court of Chancery of the State of Delaware against the Company and members of its Board of Directors, Parent and Merger Sub, alleging that, inter alia, the Company’s Board of Directors breached their fiduciary duties to the Company’s shareholders in connection with the Proposed Buyout and the Merger Agreement, and that the price per share and other terms provided for in the Merger Agreement are inadequate and unfair in light of the Company’s intrinsic value and future prospects, that the Transaction Filings contain materially misleading misstatements and omissions, and that the Company, Parent and Merger Sub aided and abetted the breach of fiduciary duties. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing the Company from proceeding with the Proposed Buyout, or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. The Company believes that none of the defendants has yet responded to the complaint.

On or about April 22, 2013, plaintiff Richard Bauschard filed a motion to consolidate and appoint lead counsel with the Court of Chancery of the State of Delaware, moving the Court for an order providing for (i) the consolidation of the aforesaid lawsuits filed by Phillip Meeks, Richard Bauschard, Harry Vonderlieth and Ernesto Rodriguez, and (ii) the appointment of lead counsel and Delaware liaison counsel in the consolidated matter. The Company believes that none of the defendants has yet responded to the motion.

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

ZHONGPIN INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Capital Leases

In March 2013, Henan Zhongpin entered into a sale-leaseback agreement with CMB Leasing pursuant to which Henan Zhongpin sold to CMB Leasing equipment with a net book value of $47.6million for $43.8 million and leased such equipment back. The lease payments for this equipment are paid on a quarterly basis over a four-year period and consist of a fixed payment based upon a 48-month amortization of the purchase price plus an interest component that is based upon the rate announced from time to time by the People’s Bank of China for three-year loans. At March 31, 2013, the quarterly rental fee under the agreement was $2,246,214, which included an interest component calculated at the rate of 5.82% and adjustable in the quarter following any rate adjustments published by the People’s Bank of China. The sale-leaseback agreement will end in March 2017. Henan Zhongpin has the right to repurchase all of the equipment under the sale-leaseback agreement for a nominal purchase price at the end of the lease term. The sale-leaseback agreement was guaranteed by Mr. Xianfu Zhu, the Company’s Chairman and Chief Executive Officer.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” under Part II, Item 1A herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

We are principally engaged in the meat and food processing and distribution business in China. Currently, we have 15 processing plants in China, located in Henan, Jiangsu and Jilin provinces and in the municipality of Tianjin. Our total production capacity for chilled pork and frozen pork is approximately 1,899.3 metric tons per eight-hour day, or approximately 683,760 metric tons on an annual basis. In addition, we have production capacity for prepared meats of approximately 488.9 metric tons per eight-hour day, or approximately 176,000 metric tons on an annual basis, and for vegetables and fruits of approximately 83.3 metric tons per eight-hour day, or approximately 30,000 metric tons on an annual basis. We have annual production capacity for food oil (pork oil) of approximately 20,000 metric tons. We also have annual production capacity for 100 million meters of sausage casings and 300 billion units of raw material to make heparin sodium. We use state-of-the-art equipment in all of our processing facilities and sell all of our products under our “Zhongpin” brand name.

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

We put into operation, are currently constructing, or plan to construct, additional production facilities in different parts of China:

●	We are investing approximately $18.0 million in a cold chain logistic distribution center in Anyang, Henan province. This distribution center will have a 27,000 square meters temperature adjustable warehouse, processing capacity, distribution center and quality control center. This distribution center will be used for third party cold chain logistic service. We expect to put this distribution center into operation in the second quarter of 2013.

●	We are investing approximately $87.5 million in a chilled and frozen food processing and distribution center in Kunshan, Jiangsu province, which is near Shanghai city. The whole center will be built in three phases. The first phase will include a processing center, cold chain logistics center and business complex. We invested about $35.0 million on the first phase and put it into operation in February 2013.

●	We are investing approximately $58.5 million to build a new production, research and development, and training complex in Changge, Henan province excluding the cost of land use rights that we have already obtained. When completed, we anticipate that this new facility will have a production capacity of approximately 100,000 metric tons for prepared pork products. Adjacent to this new production facility, we also plan to develop a center for research and development, training, as well as quality assurance and control. Construction for the first phase with a production capacity of approximately 50,000 metric tons for prepared pork products started in the second quarter of 2011 and was completed in the second quarter of 2012. We started trial production in this facility in July 2012, and started the regular production at the end of the third quarter of 2012.

●	We established a joint venture company, of which we own 65%, with Henan Xinda Animal Husbandry Company Limited in June 2011. The joint venture company is financed by capital contributions and bank loans. All capital contributions to the joint venture company have been made . We expect the new company will provide 20,000 sire boars annually. Upon the completion of the building of infrastructures for sire boars breeding in the third quarter of 2012, we leased the facility to a third party for annual rental in the amount of RMB5.0 million.

●	We will be investing approximately $47.6 million to build a cold-chain logistic distribution center in Tangshan, Hebei province. This distribution center will have a 27,000 square meters temperature adjustable warehouse, processing capacity, distribution center, and quality control center. This distribution center will be used for third-party cold-chain logistics service. We expect to put this distribution center into operation in the fourth quarter of 2013.

Our products are sold under the “Zhongpin” brand name. As of March 31, 2013, our wholesale customers included 158 international and domestic fast food companies in China, 167 processing factories and 1,392 school cafeterias, hotels, factory canteens, army bases, and government departments. As of such date, we also sold directly to 3,502 retail outlets, including supermarkets, within China.

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

As of March 31, 2013, we had 7,492 employees, of whom 5,551 were operating personnel, 1,432 were sales personnel, 130 were research and development personnel and 379 were administrative personnel. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

On March 27, 2012, our Board of Directors received a preliminary non-binding proposal from our Chairman and Chief Executive Officer, Mr. Xianfu Zhu, to buy all of the shares of our common stock not currently owned by him for $13.50 per share (the “Proposed Buyout”). Following receipt of the proposal, our Board of Directors formed a special committee of independent directors to consider the proposal and any amendments thereto as well as any alternative proposals. . On November 26, 2012, we entered into a definitive Agreement and Plan of Merger with Golden Bridge Holdings Limited, a Cayman Islands exempted company with limited liability (“Parent”), Golden Bridge Merger Sub Limited, a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”) and Mr. Xianfu Zhu, which was subsequently amended and restated on February 8, 2013 (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions to the transactions contemplated thereby, at the effective time of the merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than shares owned by (i) Parent or Merger Sub, (ii) Mr. Xianfu Zhu, Mr. Baoke Ben, Mr. Chaoyang Liu, Mr. Qinghe Wang, Mr. Shuichi Si and Ms. Juanjuan Wang (collectively, the “Rollover Holders”), (iii) our company or any direct or indirect wholly-owned subsidiary of us or (iv) stockholders who have properly exercised and perfected appraisal rights under Delaware law), will be converted automatically into the right to receive $13.50 in cash (the “Per Share Merger Consideration”), without interest. Collectively, the Rollover Holders own approximately 26% of our outstanding common stock. The Per Share Merger Consideration of $13.50 represents a premium of approximately 47% over the closing price on March 26, 2012, the last trading day prior to our March 27, 2012 announcement of the Proposed Buyout. Under the Merger Agreement, the going private transaction contemplated thereunder is required to be approved by affirmative vote of the holders of a majority of the outstanding shares of our common stock and a majority of outstanding shares of our common stock other than shares of our common stock owned by Parent, Merger Sub, the Rollover Holders, and their respective affiliates at a stockholders’ meeting. There can be no assurance that the going private transaction will receive the required vote.

Critical Accounting Policies

Unless otherwise noted, all translations from RMB to U.S. dollars were made at the middle rate published by the People’s Bank of China, or the middle rate, as of March 29, 2013, which was RMB6.2689 to $1.00. We make no representation that the RMB amounts referred to in this Quarterly Report on Form 10-Q could have been or could be converted into U.S. dollars at any particular rate or at all. On May 6, 2013, the middle rate was RMB6.2114 to $1.00.

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

Accounts Receivable. During the normal course of business, our policy is to ask customers to make deposits in reasonable and meaningful amounts on a case-by-case basis. We have established strict credit policies to manage the credit we give to our customers, and we give different credit terms to different types of customers in different sales channels. For supermarket customers, the credit terms are generally four to eight weeks. For showcase stores and branded stores, the credit terms are generally cash sales within one week. For food distributors, the credit terms are generally two to four weeks. For restaurants and food service customers, the credit terms are four to eight weeks. These credit terms are subject to negotiation if requested by our customers, and credit limits vary depending on the credit worthiness and sales volume of the individual customers, which may be increased at times to accommodate for deteriorating economic circumstances. Any adjustment must be approved and credit limits are frequently reviewed by designated management.

We regularly evaluate and monitor the creditworthiness of each of our customers in accordance with the prevailing practice in the meat industry, considering factors such as general economic conditions and industry-specific economic condition in China, historical customer performance, as well as anticipated customer performance. We maintain a general policy of providing 100% allowance for doubtful accounts in an amount equal to the aggregate amount of those accounts that are not collected within one year plus an amount equal to 5% of the aggregate amount of accounts receivable less than one year old. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We also examine the credit terms of significant customers regularly and ask for more cash deposits if these customers appear to have any indicators of delaying their payments to us. Such deposits are usually applied towards the outstanding accounts receivable. The focus of our collection effort is on receivable balances less than one year old, as receivable over a year old has typically been insignificant compared to the total gross receivable. With such a practice in place, we did not have any specific bad debt allowance provided against specific customers as of March 31, 2013.

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

Leases. We classified our leases at the inception date as either a capital lease or an operating lease. To determine if a lease is a capital lease, we evaluate if the following conditions exist: a) ownership is transferred to the lessee by the end of the lease term, b) there is a bargain purchase option, c) the lease term is at least 75% of the property’s estimated remaining economic life or d) the present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the lessor at the inception date. A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. We account for all other leases as operating leases. In March 2013, we entered into a sale-leaseback agreement with CMB Leasing Co., Ltd. to sell and lease back equipment. For details of the transaction, see Note 14 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Results of Operations

In 2013, we intend to continue to focus on the implementation of our strategic plan to sustain the growth we have experienced since becoming a U.S. public company in 2006. Over the next 12 months, we expect to continue to expand our distribution channel and develop new markets. Through our aggressive marketing campaign, we also expect to increase our brand awareness and customer loyalty. We also intend to further streamline our supply chain management to further improve and expand our unified, safe and efficient cold-chain logistics system. We also have invested in employee training and development to help sustain our rapid and healthy growth while maintaining a satisfactory profit margin.

In 2013, we expect that the demand for pork in China and the results of the pork and pork products segment of our business will remain strong while live hog prices will remain at current levels, compared with 2012. We anticipate that our profit margin in 2013 will decrease due to increased competition in the industry, the expected increase in labor cost and overheads, and the expected increase in quality assurance and control cost in response to increased importance on food safety placed by the government and consumers.

Comparison of Three Months Ended March 31, 2013 and 2012

Revenue. Total revenue increased from $374.1 million for the three months ended March 31, 2012 to $382.4 million for the three months ended March 31, 2013, which represented an increase of $8.3 million, or approximately 2%. The increase in revenues was primarily due to increased sales volume in our meat and meat products segment resulting from the effects of the continuing increases in the number of our retail outlets, geographic expansion of our distribution network and processing facilities, and increased sales to chain restaurants, food service providers, and wholesalers and distributors in China since the second quarter of 2012, which was partially offset by the decreased average selling price of our pork products resulting from market fluctuations and industry competition during the first quarter of 2013. The following table presents certain information regarding our sales by product division for the three months ended March 31, 2013 and 2012.

	Sales by Division (unaudited)
	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton	Metric Tons	Sales Revenues (in millions)	Average Price/ Metric Ton

Pork and Pork Products
Chilled pork	92,349	$243.1	$2,632	87,146	$248.8	$2,855
Frozen pork	25,282	58.6	2,318	25,523	67.0	2,625
Prepared pork products	30,657	78.4	2,557	21,426	55.7	2,600
Vegetables and Fruits	2,498	2.3	921	2,906	2.6	895
Total	150,786	$382.4	$2,536	137,001	$374.1	$2,731

The pork market in China is highly fragmented and in the markets where we sell our products, no single supplier has a significant impact on the market price of pork or pork products. We have been pricing our products based on the value of our brand, the quality of our products, hog prices in the applicable period and pricing trends for similar products in the regions in which we operate.

In the first quarter of 2013, we decreased our sales of chilled pork products by approximately $5.7 million over the amount of our sales of such products in the first quarter of 2012. As shown in the table above, our average price during the first quarter of 2013 was approximately $2,632 per metric ton for chilled pork, compared to $2,855 during the first quarter of 2012, a decrease of 8%. The number of metric tons of chilled pork sold during the first quarter of 2013 increased by 5,203, or 6% from the first quarter of 2012. Our total revenue decreased primarily due to the decrease in the average selling prices of our chilled pork products as a result of fluctuations in the market price of pork or pork-related products which was partially offset by our increased volume of sales.

In the first quarter of 2013, we decreased our sales of frozen pork products by approximately $8.4 million over the amount of our sales of such products in the first quarter of 2012. Our average price during the first quarter of 2013 was approximately $2,318 per metric ton for frozen pork compared to $2,625 during the first quarter of 2012, a decrease of 12%. The number of metric tons of frozen pork sold during the first quarter of 2013 decreased by 241, or 1% from the first quarter of 2012. The sales volume decreased in the first quarter of 2013 due to our strategic adjustment of our product mix towards selling less frozen pork products which have a lower profit margin. The average selling prices of our frozen pork products decreased due to fluctuations in the market price of pork or pork-related products.

In the first quarter of 2013, we increased our sales of prepared pork products by approximately $22.7 million over the amount of our sales of such products in the first quarter of 2012. Our average price during the first quarter of 2013 was approximately $2,557 per metric ton for prepared pork products compared to $2,600 during the first quarter of 2012, a decrease of 2%. The number of metric tons of prepared pork products sold during the first quarter of 2013 increased by 9,231, or 43% from the first quarter of 2012. This product division is becoming more important to our business as customers increasingly demand prepared pork products for their convenience and flavor. We plan to gradually increase sales from prepared pork products by building our brand recognition and expanding our capacities for this division.

The sales of meat and vegetable products are closely related to the particular regional markets in which our distribution channels are located. Therefore, the increase in metric tons sold for the first quarter of 2013 was partly attributable to our efforts to expand our distribution channels. The following table shows the changes in our distribution channels:

	Numbers of Stores and Cities Generating Sales Volume (unaudited)
	March 31,		Net	Percentage
	2013	2012	Change	of Change

Showcase stores	152	161	(9)	(6)%
Branded stores	1,497	1,329	168	13%
Supermarket counters	1,853	1,948	(95)	(5)%
Total	3,502	3,438	64	2%

First-tier cities	29	29	—	—
Second-tier cities	137	134	3	2%
Third-tier cities	439	435	4	1%
Total	605	598	7	1%

The expansion in our distribution channels and geographical coverage has been a significant factor in the increase in our sales volume. The following table shows our revenues by distribution channel for the first quarter of 2013 and 2012, respectively.

	Sales by Distribution Channel (in millions) (unaudited)
	March 31,		Net	Percentage
	2013	2012	Change	of Change

Retail channels	$115.3	$117.0	$(1.7)	(1)%
Wholesalers and distributors	157.2	153.7	3.5	2%
Restaurants and food services	104.6	96.1	8.5	9%
Import and export	5.3	7.3	(2.0)	(27)%
Total	$382.4	$374.1	$8.3	2%

The increase in sales to different distribution channels was mainly due to the following factors:

•	we have built our brand image and brand recognition through general advertising, display promotions and sales campaigns;

•	we have increased the number of stores and other channels through which we sell our products; and

•	we believe consumers are placing more importance on food safety considerations and are willing to pay higher prices for safe food products.

Cost of Sales. Our cost of sales primarily includes our costs of raw materials, labor costs, and overhead. Of our total cost of sales, our cost of raw materials typically accounts for approximately 95.5% to 95.8%, our overhead typically accounts for 2.7% to 2.8% and our labor costs typically account for 1.5% to 1.7%, with slight variations from period to period. All of our meat products are derived from the same raw materials, which are live hogs. Our vegetable and fruit products are purchased from farms located close to our processing facility in Changge City, Henan province. As a result, the purchasing costs of live hogs and vegetables and fruits represent substantially all of our costs of raw materials. The increase in our cost of sales was consistent with but considerably lower than our increase in sales revenue.

	Cost of Sales by Division (unaudited)
	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Metric Tons	Cost of Sales (in millions)	Average Cost/ Metric Ton	Metric Tons	Cost of Sales (in millions)	Average Cost/ Metric Ton

Pork and Pork Products
Chilled pork	92,349	$221.3	$2,396	87,146	$227.1	$2,606
Frozen pork	25,282	54.8	2,168	25,523	62.8	2,461
Prepared pork products	30,657	65.8	2,146	21,426	46.5	2,170
Vegetables and Fruits	2,498	2.0	801	2,906	2.3	791

Total	150,786	$343.9	$2,281	137,001	$338.7	$2,472

Our gross profit margin (gross profit divided by sales revenue) increased from 9.5% for the three months ended March 31, 2012 to 10.1% for the three months ended March 31, 2013. The increase in our gross margin during the first quarter of 2013 was primarily due to (i) higher percentage of revenue from prepared pork products, which contribute a higher margin than other products, and (ii) the increase in the gap between pork prices over hog prices, which is the bulk of our cost of sales.

General and Administrative Expenses. General and administrative expenses increased from $9.4 million for the three months ended March 31, 2012 to $11.1 million for the three months ended March 31, 2013 which represented an increase of $1.7 million, or approximately 18%. As a percentage of revenues, general and administrative expenses increased from 2.5% for the three months ended March 31, 2012 to 2.9% for the three months ended March 31, 2013.

The increase in general and administrative expenses during the three months ended March 31, 2013 was primarily the result of a $0.2 million increase in bad debt provision due to the increased account receivable balance on March 31, 2013, a $0.3 million increase in salary expenses because the average salary we paid to our employees increased, and a $0.7 million increase in administrative expenses primarily due to higher expenses related to the going private transaction.

Selling Expenses. Selling expenses increased from $6.4 million for the three months ended March 31, 2012 to $8.7 million for the three months ended March 31, 2013, which represented an increase of $2.3 million, or approximately 34%. The increase in selling expenses was primarily the result of our increased sales of pork and pork products and was primarily due to a $0.3 million increase in salary expenses because the average salary we paid to our employees increased, a $0.8 million increase in promotion expenses for increasing promotional activities to compete more effectively in the industry, and a $0.6 million increase in super market management fees. As a percentage of revenue, selling expenses increased from 1.7% for the three months ended March 31, 2012 to 2.3% for the three months ended March 31, 2013.

Interest Expense (net of interest income). Interest expense increased from $7.6 million for the three months ended March 31, 2012 to $8.3 million for the three months ended March 31, 2013, which represented an increase of $0.7 million, or approximately 9%. The increase in interest expense net of interest income was primarily due to higher average outstanding loan balances in the three months ended March 31, 2013 compared to three months ended March 31, 2012.

Other Income and Government Subsidies. Other income and government subsidies decreased from $1.5 million for the three months ended March 31, 2012 to $1.2 million for the three months ended March 31, 2013, which represented a decrease of $0.3 million, or approximately 20%. The decrease was primarily due to a $0.2 million decrease in other income and a $0.1 million decrease in government subsidies.

Income Taxes. The enterprise tax rate in China on income generated from the sale of prepared products is 25% and there is no income tax on income generated from the sale of raw products, including raw meat products and raw vegetable and fruit products. The decrease of $0.4 million in the provision for income taxes for the three months ended March 31, 2013 over the three months ended March 31, 2012 resulted from the increased sales of prepared meat products at lower gross profit margins.

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

The following tables show our sales in metric tons and production processed in metric tons by division for the three months ended March 31, 2013 and 2012 and the percentage increases for each division between periods.

	Sales by Division (in metric tons)
	Three Months Ended March 31,
	2013	2012	Net Change 2013/2012	% Change 2013/2012
	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	92,349	87,146	5,203	6%
Frozen pork	25,282	25,523	(241)	(1)%
Prepared pork products	30,657	21,426	9,231	43%
Vegetables and Fruits	2,498	2,906	(408)	(14)%
Total	150,786	137,001	13,785	10%

	Production by Division (in metric tons)
	Three Months Ended March 31,
	2013	2012	Net Change 2013/2012	% Change 2013/2012
	(Unaudited)	(Unaudited)
Pork and Pork Products
Chilled pork	93,104	87,787	5,317	6%
Frozen pork	28,329	33,016	(4,687)	(14)%
Prepared pork products	29,753	22,938	6,815	30%
Vegetables and Fruits	2,308	2,493	(185)	(7)%
Total	153,494	146,234	7,260	5%

Additional Operating Data

In assessing our existing operations and planning our future growth and the development of our business, management considers, among other factors, our revenue growth and growth in sales volume by market segment, as well as our sales by distribution channel and geographic market coverage.

The following table sets forth information with respect to the number of products we offered, the number of stores in our retail network and the number of provinces and cities in China in which we offered and sold our products as of March 31, 2013 and December 31, 2012, 2011 and 2010.

		December 31,
	March 31, 2013	2012	2011	2010

Number of products	441	441	439	429
Number of retail outlets	3,502	3,490	3,428	3,326
Expansion of Market Coverage
Number of provinces	24	24	24	24
Number of first-tier cities	29	29	29	29
Number of second-tier cities	137	136	134	130
Number of third-tier cities	439	438	432	421

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $294.3 million and $176.4 million, respectively. As of March 31, 2013, our working capital was approximately $31.6 million.

We have established and implemented corporate policies to manage our cash flows generated by our operating activities. We have established strict credit policies to manage the credit we give to our customers, and we give different credit terms to different types of customers in different sales channels. For supermarket customers, the credit terms are generally four to eight weeks. For showcase stores and branded stores, the credit terms are generally cash sales within one week. For food distributors, the credit terms are generally two to four weeks. For restaurants and food service customers, the credit terms are four to eight weeks. These credit terms are subject to negotiation if requested by our customers, and credit limits vary depending on the credit worthiness and sales volume of the individual customers, which may be increased at times to accommodate for deteriorating economic circumstances. Any adjustment must be approved and credit limits are frequently reviewed by designated management. In general, we ask for credit terms from our suppliers. We generally pay for the hogs we purchase within one week after the hogs pass our health and quality examinations.

For the three months ended March 31, 2013, net cash used in operating activities was $16.6 million, which represented an increase of $12.9 million as compared to the net cash used in operating activities of $3.7 million for the same period of 2012. Of the $12.9 million increase, net income accounted for $1.6 million, changes in operating assets and liabilities accounted for $11.6 million. Of the non-cash items, depreciation and amortization accounted for $0.5 million of the change due to the fact that more plant, equipment and machinery were put into use, and provision for bad debts accounted for $0.2 million of the change due to the increased balance of accounts receivable at March 31, 2013 compared to March 31, 2012.

Cash outflow from changes in operating assets and liabilities increased by approximately $11.6 million, as compared to the changes in operating assets and liabilities of $23.9 million for the same period of the prior year. Of the $11.6 million increase in cash outflow, $27.1 million was attributable to the change in accounts payable and $5.7 million was attributable to the change in accounts receivable. The increase was offset by decrease in cash outflow from inventory of $16.7 million and VAT receivable of $4.6 million.

Net cash used in investing activities was $7.7 million for the three months ended March 31, 2013, which represented a decrease of $16.9 million as compared to the net cash of $24.6 million used in investing activities for the same period of the prior year. We spent $10.6 million less on deposits for land use rights and $6.0 million less on construction in progress.

Net cash provided by financing activities was $141.4 million during the three months ended March 31, 2013, an increase of $88.7 million compared to the net cash provided by financing activities of $52.7 million for the same period of the prior year. We received $95.2 million more in net proceeds from issuing short-term financial bonds, $26.3 million more in net proceeds from long-term bank loans net of repayment, and $29.6 million more in proceeds from a sales-leaseback transaction during the three months ended March 31, 2013. We received $21.7 million less in net proceeds from short-term bank loans net of repayment, and $49.3 million less in net proceeds from bank notes.

Capital Commitment

Capital Expenditure. See Note 6 “Construction in Progress” in the Notes to Condensed Consolidated Financial Statements for description of ongoing construction projects and estimated cost to complete.

Loans. As of March 31, 2013, Henan Zhongpin had short-term and long-term bank and government loans in the aggregate amount of $435.5 million with interest rates ranging from 5.76 % to 7.21% per annum, as follows.

Bank	Amount Borrowed	Interest Rate	Maturity Date
Short-term Loans

SDIC Trust	25,522,819	6.00%	09/28/2013

China Everbright Bank	4,785,529	6.63%	06/13/2013
	7,975,881	6.30%	11/08/2013
	4,785,529	6.30%	01/05/2014
	3,190,352	6.30%	01/30/2014

China Construction Bank	7,975,881	6.00%	07/30/2013
	6,380,704	6.00%	11/19/2013
	7,975,881	6.00%	01/15/2014

Agriculture Development Bank of China	967,917	6.00%	07/02/2013
	4,913,781	6.00%	06/28/2013
	4,785,529	6.00%	12/18/2013
	11,166,233	6.00%	12/19/2013

Agriculture Bank of China	7,975,881	6.00%	02/26/2014

China Minsheng Bank	6,380,705	6.30%	05/17/2013
	6,380,705	6.30%	08/09/2013
	6,380,705	6.30%	08/17/2013
	6,380,705	6.30%	08/24/2013

China Merchants Bank	3,190,352	6.30%	09/16/2013
	4,785,529	6.30%	11/21/2013
	1,595,176	6.30%	01/10/2014
	9,571,056	6.30%	01/25/2014
	4,785,529	6.60%	03/10/2014
	3,190,352	6.00%	03/29/2014

China CITIC Bank	4,785,529	6.60%	07/20/2013
	1,595,176	6.60%	07/25/2013
	4,785,529	6.60%	09/28/2013
	4,785,529	6.60%	11/22/2013

Bank of Xuchang	3,190,352	6.00%	06/12/2013

Industrial Bank	3,190,352	7.20%	04/01/2013
	7,975,881	6.31%	06/11/2013
	7,975,881	6.00%	08/13/2013

Huaxia Bank	12,761,409	6.00%	06/25/2013

Rabobank Nederland	7,975,881	5.88%	05/07/2013

Bank of Shanghai	6,380,705	6.00%	11/29/2013

HSBC	9,571,057	6.00%	12/05/2013

CIBC	7,975,881	6.60%	10/31/2013

Pingan Bank	12,761,409	6.30%	02/04/2014

City Finance – short-term	31,903	0.00%	Extendable
Total	$246,785,205

Long-term Loan - Current portion

Agriculture Bank of China	319,036	6.40%	05/27/2013
	2,392,764	6.40%	12/27/2013
	9,571,057	6.40%	05/30/2013
	797,588	6.46%	06/30/2013
	797,588	6.46%	12/31/2013
	1,595,176	7.04%	01/07/2014

China Merchants Bank	4,785,529	6.40%	11/26/2013

China Development Bank	1,754,694	7.21%	04/19/2013
	1,754,694	7.21%	11/20/2013

China Construction Bank	4,785,529	6.08%	06/21/2013
	6,380,704	5.76%	06/29/2013
	7,975,881	6.65%	03/25/2014
	2,392,764	6.65%	03/25/2014
Total	$45,303,004

Long-term Loans

Agriculture Bank of China	159,517	6.40%	06/27/2014
	797,588	6.40%	06/30/2014
	7,178,293	6.40%	12/27/2014
	7,975,881	6.40%	05/30/2015
	7,975,881	6.40%	07/11/2015
	11,006,716	6.40%	12/27/2014
	11,166,234	6.40%	03/21/2016
	3,190,352	7.04%	07/07/2014
	12,761,410	6.40%	11/28/2014
	797,588	6.40%	12/31/2014
	797,588	6.40%	06/30/2015
	797,588	6.40%	12/31/2015
	3,190,352	7.04%	07/01/2015
	3,987,940	7.04%	07/07/2015
	3,987,940	7.04%	01/07/2016
	3,987,940	7.04%	07/07/2016
	3,987,940	7.04%	01/07/2017
	2,233,247	7.04%	07/07/2017

China Development Bank	2,073,729	7.21%	05/20/2014
	2,073,729	7.21%	11/20/2014
	2,392,764	7.21%	05/20/2015
	2,392,764	7.21%	11/20/2015
	2,711,800	7.21%	05/20/2016
	2,711,800	7.21%	11/20/2016
	3,030,835	7.21%	05/20/2017
	3,030,835	7.21%	11/20/2017
	3,349,870	7.21%	05/20/2018
	3,349,870	7.21%	11/20/2018
	3,668,906	7.21%	05/20/2019
	3,668,906	7.21%	11/20/2019
	3,987,940	7.21%	05/20/2020
	3,987,940	7.21%	11/20/2022
	638,070	7.21%	05/20/2021
	638,070	7.21%	11/20/2021
	638,070	7.21%	05/20/2022

China Merchants Bank	7,178,293	6.40%	11/26/2014

China Construction Bank	3,190,353	6.15%	03/26/2015

Changge Old Town	1,627,849	7.00%	Extendable

Canadian Government Transfer Loan	1,052,087	*	05/31/2042
Total	$143,374,475

* The principal amount of this loan is interest free.

Of our outstanding short-term loans as of March 31, 2013, $8.0 million aggregate principal amount of loans were secured by our subsidiaries in China, $111.2 million aggregate principal amount of loans was credit loans, and $14.4 million aggregate principal amount of loans was guaranteed by Henan Huanghe Enterprises Group Co., Ltd., a group corporation that is not affiliated with our company or with any of our subsidiaries (“Huanghe Group”).

Of our long-term loans outstanding at March 31, 2013, $126,178,436 are secured by land use rights and property, plant and equipment of our subsidiaries. The total amount of land use rights and property, plant and equipment pledged was $191,620,720 at March 31, 2013.

In May 2012, Henan Zhongpin entered into a mutual guarantee agreement with Huanghe Group. Under the agreement, Henan Zhongpin agreed to guarantee bank loans of Huanghe Group in an amount up to $23.9 million and Huanghe Group agreed to guarantee Henan Zhongpin’s bank loans in an amount up to $23.9 million. The agreement will expire in May 2013. At the expiration of the agreement, each party will remain obligated under its guarantee for any loans of the other party that are outstanding on the date of expiration of the agreement. At March 31, 2013, Henan Zhongpin had outstanding guarantees for $19.7 million of Huanghe Group’s bank loans under the agreement. All of the bank loans guaranteed by Henan Zhongpin will mature within the next 12 months.

In March 2013, Henan Zhongpin issued RMB600 million (approximately US$95.7 million) aggregate principal amount of 5.15% unsecured one-year bonds which will mature on March 27, 2014, solely to PRC institutional investors. We issued short-term financial bonds because the cost of bonds is lower than short-term loans we borrowed from banks, so that we can repay some of these short-term loans with proceeds from short-term financial bonds. In addition, we may issue more bonds in the future if we need more lower-cost finance resources.

We believe our existing cash and cash equivalents, together with our ability to secure bank borrowings, will be sufficient to finance our investment in new facilities, with budgeted capital expenditures of approximately $103.5 million over the next 12 months, and to satisfy our working capital needs. We intend to satisfy our short-term debt obligations that mature over the next 12 months through additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders as we have done in the past.

Contractual Obligations

For information on our contractual obligations, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Capital Commitment - Contractual Commitments.” as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Interest Rate Risk. We are exposed to interest rate risk through our short-term and long-term loans. We have $246.8 million short-term bank loans and $188.7 million long-term bank loans outstanding as of March 31, 2013, and we have not used any derivative financial instruments or engaged in any interest rate hedging activities to manage our interest rate risk exposure. Our future interest expense on short-term or long-term bank loans may increase or decrease due to changes in market interest rates. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of bank loans relative to other sources of funds.

Credit Risk. We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers. No single customer or supplier constitute more than 5% of our consolidated sales revenue for the three months ended March 31, 2013 and 2012.

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

On March 27, 2012, we announced that our Board of Directors had received a preliminary, non-binding proposal from our Chairman and Chief Executive Officer, Xianfu Zhu, stating that Mr. Zhu intended to seek to purchase the remaining shares of our company that he does not presently own (the “Proposed Buyout”). Following this announcement, at least three lawsuits have been filed in Delaware naming the members of our Board of Directors and/or us as defendants. On November 26, 2012, we announced that we had entered into a definitive merger agreement with Golden Bridge Holdings Limited, a Cayman Islands exempted company ("Parent"), Golden Bridge Merger Sub Limited, a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub") and Mr. Xianfu Zhu, which was subsequently amended and restated on February 8, 2013 (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions to the transactions contemplated thereby, at the effective time of the merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than shares owned by (i) Parent or Merger Sub, (ii) Mr. Xianfu Zhu, Mr. Baoke Ben, Mr. Chaoyang Liu, Mr. Qinghe Wang, Mr. Shuichi Si and Ms. Juanjuan Wang, (iii) our company or any direct or indirect wholly-owned subsidiary of us or (iv) stockholders who have properly exercised and perfected appraisal rights under Delaware law), will be converted automatically into the right to receive $13.50 in cash, without interest. On March 15, 2013, we filed with the SEC a Schedule 13e-3 relating to the Proposed Buyout together with a preliminary proxy statement relating to a special meeting of stockholders to adopt the Merger Agreement (collectively, and together with all filings with the SEC that are ancillary thereto, and all amendments and supplements thereof, the “Transaction Filings”).

Following the November 2012 announcement of the Merger Agreement, two additional lawsuits were filed in Delaware naming as defendants the members of our Board of Directors, us, Parent, and Merger Sub. It is possible that more lawsuits will occur. The resolution of any of these lawsuits, claims or legal proceedings could materially and adversely affect our business, results of operations and financial position. The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our directors, officers or employees with respect to certain of the matters described below.

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

On April 11, 2012, a verified shareholder class action lawsuit was filed by Richard Bauschard in the Court of Chancery of the State of Delaware against members of our Board of Directors, alleging that, inter alia, our Board of Directors breached their fiduciary duties in connection with the Proposed Buyout, and that the price per share proposed by Mr. Zhu represented inadequate consideration in light of our company’s intrinsic value and future prospects. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing the defendants from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. On April 12, 2013, plaintiff Richard Bauschard filed an amended complaint. The amended complaint names the same defendants and includes the same cause of action alleging breach of fiduciary duties, but the amended complaint includes additional allegations relating to the terms of the Merger Agreement and the disclosures contained in the preliminary proxy statement filed by us on March 15, 2013 with the SEC. We believe that none of the defendants has yet responded to the complaint.

On April 18, 2012, a verified shareholder class action lawsuit was filed by Harry Vonderlieth in the Court of Chancery of the State of Delaware against us and members of our Board of Directors, alleging that, inter alia, our Board of Directors breached their fiduciary duties to our shareholders in connection with the Proposed Buyout, and that the price per share proposed by Mr. Zhu represented inadequate consideration in light of our company’s intrinsic value and future prospects, and that we aided and abetted the breach of fiduciary duties. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing us from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. We believe that none of the defendants has yet responded to the complaint. On May 2, 2013, plaintiff Harry Vonderlieth voluntarily dismissed this case and the Court of Chancery of the State of Delaware granted the dismissal on May 3, 2013.

On December 4, 2012, after the announcement of our entering into the Merger Agreement, a verified shareholder class action lawsuit was filed by Ernesto Rodriguez in the Court of Chancery of the State of Delaware against us and members of our Board of Directors, Parent and Merger Sub, alleging that, inter alia, our Board of Directors breached their fiduciary duties to our shareholders in connection with the Proposed Buyout and the Merger Agreement, and that the price per share and other terms provided for in the Merger Agreement are inadequate and unfair in light of our company’s intrinsic value and future prospects, and that we, Parent and Merger Sub aided and abetted the breach of fiduciary duties. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing us from proceeding with the Proposed Buyout or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. On or about February 6, 2013, the plaintiff served document discovery on the individual defendants. On April 12, 2013, plaintiff Ernesto Rodriguez filed an amended complaint. The amended complaint names the same defendants and includes the same cause of action alleging breach of fiduciary duties, but the amended complaint includes additional allegations relating to the disclosures contained in the preliminary proxy statement filed by us on March 15, 2013 with the SEC. We believe that none of the defendants has yet responded to the complaint or the discovery served by plaintiff.

On April 23, 2013, after the announcement of our entering into the Merger Agreement and certain of the Transaction Filings were made, a verified shareholder class action lawsuit was filed by Alan Hall in the Court of Chancery of the State of Delaware against us and members of our Board of Directors, Parent and Merger Sub, alleging that, inter alia, our Board of Directors breached their fiduciary duties to our shareholders in connection with the Proposed Buyout and the Merger Agreement, and that the price per share and other terms provided for in the Merger Agreement are inadequate and unfair in light of our company’s intrinsic value and future prospects, that the Transaction Filings contain materially misleading misstatements and omissions, and that we, Parent and Merger Sub aided and abetted the breach of fiduciary duties. The plaintiff seeks damages, declaratory relief and injunctive relief, including an order preventing us from proceeding with the Proposed Buyout, or any transaction with Mr. Zhu, as well as an award of plaintiffs’ attorneys’ fees and costs. We believe that none of the defendants has yet responded to the complaint.

On or about April 22, 2013, plaintiff Richard Bauschard filed a motion to consolidate and appoint lead counsel with the Court of Chancery of the State of Delaware, moving the Court for an order providing for (i) the consolidation of the aforesaid lawsuits filed by Phillip Meeks, Richard Bauschard, Harry Vonderlieth and Ernesto Rodriguez, and (ii) the appointment of lead counsel and Delaware liaison counsel in the consolidated matter. We believe that none of the defendants has yet responded to the motion.

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

Item 1A.   Risk Factors

During the three months ended March 31, 2013, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Zhongpin Inc.
(Company)

Date: May 10, 2013

By:	/s/ Xianfu Zhu
Xianfu Zhu
Chief Executive Officer

By:	/s/ Feng Wang
Feng Wang
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

10.1*	Financial Leasing Contract dated March 20, 2013 between Henan Zhongpin Food Share Co., Ltd. and CMB Financial Leasing Co., Ltd. (Translated from Mandarin)

31.1*	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

